Form 10QSB
period 1998-03-31
APPLIED CAPITAL FUNDING INC
filed 1998-06-18
CIK 1045280

Form 10-QSB
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
(Mark One)

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 1998.
[ ] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from .....................to.....................
Commission file number: 0-23171 - CIK: 0001045280

                          Applied Capital Funding, Inc.
                          -----------------------------
        (Exact name of small business issuer as specified in its charter)

           Colorado                                              84-1280679
           --------                                              ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

4155 E. Jewell Ave., Suite 909
Denver, Colorado                                                    80222
----------------                                                    -----
(Address of principal executive offices)                          (Zip Code)

Issuer's telephone number, (303) 691-6163

                                      NONE
                                      ----
              (Former name, former address and former fiscal year,
                         if changed since last report)


Check whether the issuer

     (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and

     (2) has been subject to such filing requirements for the past 90 days.
                                 Yes: X   No:

                Applicable only to issuers involved in bankruptcy
                   proceedings during the preceding five years
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes......No........

                      Applicable only to corporate issuers
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,112,000
Transitional Small Business Disclosure Format (check one); Yes:       No: X

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited financial statements for the quarter year ended March 31, 1998, follow.

Applied Capital Funding, Inc.
Balance Sheet

--------------------------------------------------------------------------------

                                                       Unaudited       Audited
                                                         March         December
                                                        31, 1998       31, 1997
                                                        --------       --------
ASSETS

Current Assets - Cash                                   $ 14,130       $ 18,010
                                                        --------       --------

TOTAL ASSETS                                            $ 14,130       $ 18,010
                                                        ========       ========


LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Accounts Payable                                        $      0       $      0
Other Accrued Expenses                                       800            622
                                                        --------       --------

TOTAL LIABILITIES                                            800            622
                                                        --------       --------


SHAREHOLDERS' EQUITY

Preferred Stock, No Par Value,
 Non Voting, Authorized 5,000,000 shares;
 Issued And Outstanding -0- Shares                             0              0

Common Stock, No Par Value
 Authorized 50,000,000 shares;
 15,112,000 Shares Issued And Outstanding                 31,520         31,520

Retained (Deficit)                                       (18,190)       (14,132)
                                                        --------       --------

TOTAL SHAREHOLDERS' EQUITY                                13,330         17,388
                                                        --------       --------

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                                    $ 14,130       $ 18,010
                                                        ========       ========


                  The Accompanying Notes Are An Integral Part
                    Of These Unaudited Financial Statements.

Applied Capital Funding, Inc.
Statement Of Operations

--------------------------------------------------------------------------------

                                                      Unaudited       Unaudited
                                                      3 Months        3 Months
                                                        March           March
                                                      31, 1998        31, 1997
                                                      --------        --------

Income:

Loan Fees                                            $         0     $       405
                                                     -----------     -----------

Total Revenue                                                  0             405
                                                     -----------     -----------

Operating Expenses:

Accounting                                                 2,000               0
Appraisals, Credit Reports & Closing Fees                  1,752              32
Bank Charges                                                   6              16
Office                                                         0              20
Rent                                                         300               0
Salaries                                                   1,500               0
Telephone                                                      0             103
                                                     -----------     -----------

Total Expenses                                             5,558             171
                                                     -----------     -----------

Net (Loss)                                                (5,558)            234
                                                     ===========     ===========

Basic (Loss) Per Common Share                             $-0.00     $      0.00
                                                     ===========     ===========

Weighted Average Common Shares Outstanding            15,112,000       1,412,000
                                                     ===========     ===========


                  The Accompanying Notes Are An Integral Part
                    Of These Unaudited Financial Statements.

Applied Capital Funding, Inc.
Statement Of Cash Flow

--------------------------------------------------------------------------------

                                                        Unaudited      Unaudited
                                                        3 Months       3 Months
                                                          March          March
                                                         31, 1998      31, 1997
                                                         --------      --------

Net (Loss)                                               ($ 5,558)     $    234
                                                         --------      --------

Plus Items Not Affecting Cash Flow:                             0             0

Contributed Services                                        1,500             0

Increase (Decrease) in Accounts Payable                         0             0
Increase (Decrease) in Accrued Expenses                       178           (80)
                                                         --------      --------

Net Cash Flows From Operations                             (3,880)          154
                                                         --------      --------

Cash Flows From Investing Activities:

                                                                0             0
                                                         --------      --------

Net Cash Flows From Investing:                                  0             0
                                                         --------      --------

Cash Flows From Financing Activities:

                                                                0             0
                                                         --------      --------

Net Cash Flows From Financing:                                  0             0
                                                         --------      --------


Net Increase (Decrease) In Cash                            (3,880)          154
Cash At Beginning Of Period                                18,010             9
                                                         --------      --------

Cash At End Of Period                                    $ 14,130      $    163
                                                         ========      ========



Summary Of Non-Cash Investing And Financing
 Activities:                                             $      0      $      0
                                                         ========      ========


                  The Accompanying Notes Are An Integral Part
                    Of These Unaudited Financial Statements.

Applied Capital Funding, Inc.
Notes To Unaudited Financial Statements
For The Three Month Period Ended March 31, 1998
-----------------------------------------------

Note 1 - Unaudited Financial Information
----------------------------------------

The unaudited financial information included for the three month periods ended March 31, 1998 and March 31, 1997 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim periods presented). The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results expected for the year ended December 31, 1998.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Plan of Operations
------------------

     Since its inception on September 26, 1994,the Company has been engaged in the mortgage lending business. For the fiscal years ended December 31, 1995,1996 and 1997, the Company realized total revenue from operations in the amounts of $60,424,$32,038 and $425, respectively, and net loss in the amounts of $(1,257), ($19) and $(8,451), respectively. Management's plan of operation during the next twelve months is to initiate a modest advertising campaign on the internet to seek refinancing mortgage lending business. This advertising campaign will be conducted on the internet with the internet service provider deemed most advantageous based upon the cost to the Company in relation to the anticipated exposure.

     The Company's business is substantially impacted by the ongoing fluctuation in mortgage interest rates. As indicated above, the Company experienced a decline in its mortgage refinance business during the period from 1994 to 1996 because of an increase in interest rates; thus resulting in a decline in the demand for residential mortgage loans. This historical fluctuation in mortgage business revenue -- increase when interest rates fall; decrease when interest rates rise -- is an expected aspect of the mortgage business. Additionally, general economic conditions have added impact upon the mortgage loan business. In order to accommodate anticipated fluctuations in the level of the Company's business activity caused by the above-described, among other, factors, management seeks to condition itself to downsize operations in time of decline and increase and expand during a rising market.

     In addition to the increase in interest rates during the period from 1994 through 1996, two other material factors which have contributed to the decrease in the Company's total revenue and its lack of working capital during the past three years are the Company's lack of operating capital and the limited amount of time and effort able to be devoted to the Company's affairs by its management since June 1996. Mr. David R. Reitsema, the Secretary/Treasurer and a director of the Company, resigned his positions as an executive officer and director of the Company on August 21, 1996, to pursue other business opportunities until he rejoined the Company on July 25, 1997. The combined effect of these factors has been to preclude advertising and other promotional expenses in 1997; which lack of promotional activities is believed by management to have had a further adverse effect upon the Company's ability to generate revenue. Despite the adverse effects of failing to advertise, management determined not to conduct fund-raising activities in 1996 which, if successful, would have enabled promotional activity in 1997,because of the belief that any increase in business activity resulting from increased advertising and promotion would have failed to materialize, in any event, because of the effects of elevated interest rates in suppressing the demand for residential mortgage loans.

     The operation of the Company's mortgage brokerage business is not cash intensive. Its loan officers are compensated with modest salaries and commissions based upon performance. The operating expenses incurred by the Company during the fiscal year ended December 31, 1997, with the exception of salaries aggregating $6,000, totaled $2,876 and various expense categories, including advertising, contact labor and travel, reflected no expenses for 1997.

The minimal operating expenses for the fiscal year ended December 31, 1997, and the quarter-year ended March 31, 1998, are attributable to the Company's minimal level of business activity during these periods. Should the level of the Company's business activity increase in the future as a result of the proposed advertising campaign, related expenses could also be expected to increase. Thus, subject to the availability of working capital, the trend would be for operating expenses to increase in conjunction with an increase in the level of the Company's business activity. In such event, additional revenue could be expected to be generated to cover certain increased expenses and the Company's executive officers have verbally agreed to fund increased operating expenses, such as marketing and advertising, personnel and related overhead, from their personal resources to the extent that operating revenue is insufficient or alternative capital resources are unavailable.

     Management believes that the Company's minimal level of business operations currently will be sufficient to sustain its operations. Management is prepared, however, to seek additional equity and/or debt financing, the availability of which could not be assured, in order to expand and increase the level of the Company's operations. This capital, if available, would be utilized for the immediate, up-front costs of employing additional loan officers and support staff for loan processing. At the present time, management is unable to predict the number of additional employees which may be needed in the event of an increase in its mortgage lending business in the future nor the costs associated with any such increase in personnel.

Financial Condition, Capital Resources and Liquidity
----------------------------------------------------

     At December 31, 1997, the Company had cash assets totaling $18,010 and $622 in liabilities. Since the Company's inception, it has received a total of $30,000 in cash paid as consideration for the issuance of shares of Common Stock. At March 31, 1998, the Company had cash assets totaling $14,130 and $800 in liabilities.

     The unaudited financial statement for the quarter-year ended March 31, 1998, indicates the Company's lack of sufficient working capital and raises substantial doubt about its ability to continue as a going concern.
Nevertheless, the Company has continued in operation despite the continuous decline in its total revenue since inception resulting, in management's opinion, primarily, from the combined effect of the following factors: (i) the increase in interest rates during the period from 1994 through1996; (ii) the Company's lack of operating capital and (iii) the limited amount of time and effort able to be devoted to the Company's affairs by its management since June 1996. At the current minimum level of the Company's operations, management believes, without assurance, that the Company has sufficient cash assets to enable it to continue in operation for the next approximately twenty-four months. While management's business plan envisions the Company's conducting operations in the mortgage refinance and second mortgage business on an economic basis, management has been unable, despite recent efforts, to generate additional revenue from business activities. Accordingly, at the present time, management is unable to determine the likelihood of, or the conditions or activities which might contribute to, the success of its business plan. Management's immediate plan intended to mitigate the effects of its financial difficulties (including minimal assets and working capital, net tangible book value, and an accumulated deficit from operations) is to implement the proposed advertising campaign on the internet in order to originate a greater number of refinance and second mortgage loans. Should this proposed advertising campaign be successful, of which there can be no assurance, thus requiring additional capital to finance the increased level of operating activity, management has verbally committed to provide the additional required funding should alternative capital resources be unavailable. Management is incapable of determining the likelihood of success of the proposed internet marketing campaign to revitalize the Company's business. However, if this business strategy fails, the Company could be expected to cease to continue as a going concern only if management failed to develop an alternative marketing strategy; determined not to provide additional funding based upon its assessment of the Company's inability to implement its business plan; or failed to identify other capital resources.

     The Company has no material commitments for capital expenditures. The cost of the modest advertising campaign on the internet planned by management during the next twelve months is expected to be negotiated with the internet service provider selected by management and to be determined based upon the amount of coverage anticipated. Accordingly, the total cost is presently unknown and speculative, and the Company has not yet budgeted a dollar amount therefor. The source of funds to finance the proposed advertising campaign is expected to be cash on hand.

     There is no commitment by any person to provide additional equity or debt funding to the Company. While management has determined to explore potential capital resources, there can be no assurance that additional equity and/or debt financing will be available to the Company. The Company's executive officers have indicated their willingness to provide capital to fund the Company's operations from their personal resources should implementation of the Company's business plan appear feasible.

Year 2000 Issues.
-----------------
     The mortgage business of the Company may be impacted to an unknown degree in the computation of forward interest rates and any unknown problems exhibited by the Company's wholesalers of mortgage funds upon which the Company's lending activities will entirely depend. The Company is unable at this date to make any reasonable estimate of difficulties which may be encountered in the future due to the impact of computer technology which may be unable to accommodate the automatic use of the year 2000 in numbered use.

                           PART II - Other Information

Item 6.  Exhibits and Reports on Form 8-K

Exhibits:

(2) Plan of acquisition, reorganization, arrangement liquidation, or succession. Not applicable.
(4) Instruments defining the rights of holders, incl. Indentures.
          Previously filed.
(10) Material contracts.
          None.

(11) Statement re: computation of per share earnings.
          Previously filed.
(15) Letter on unaudited interim financial information.
          See Note 1. of unaudited financial statements.
(19) Reports furnished to securities holders.
          None.
(22) Published report regarding matters submitted to vote.
          None.
(23) Consents of experts and counsel.
          Previously filed.
(24) Power of attorney.
          Previously filed.
(27) Financial Data Schedule


Signatures.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      APPLIED CAPITAL FUNDING, INC.
                                      (Registrant)



Date   June 17, 1998                  By /s/  David R. Reitsema
    -----------------------------          -------------------------------------
                                            David R. Reitsema, Secretary