Form 10QSB
period 1998-06-30
APPLIED CAPITAL FUNDING INC
filed 1998-07-13
CIK 1045280

Form 10-QSB
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
(Mark One)
[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1998.

[ ] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ...............to.............

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited financial statements for the quarter year ended June 30, 1998, are attached as follows.

Applied Capital Funding, Inc.
Balance Sheet

--------------------------------------------------------------------------------
                                                       Unaudited       Audited
                                                         June          December
                                                        30, 1998       31, 1997
                                                        --------       --------

ASSETS

Current Assets - Cash                                   $ 14,068       $ 18,010
                                                        --------       --------

TOTAL ASSETS                                            $ 14,068       $ 18,010
                                                        ========       ========


LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Accounts Payable                                        $      0       $      0
Other Accrued Expenses                                     1,100            622
                                                        --------       --------

TOTAL LIABILITIES                                          1,100            622
                                                        --------       --------


SHAREHOLDERS' EQUITY

Preferred Stock, No Par Value,
 Non Voting, Authorized 5,000,000 shares;
 Issued And Outstanding -0- Shares                             0              0

Common Stock, No Par Value
 Authorized 50,000,000 shares;
 15,112,000  Shares Issued And Outstanding                34,520         31,520

Retained (Deficit)                                       (21,552)       (14,132)
                                                        --------       --------

TOTAL SHAREHOLDERS' EQUITY                                12,968         17,388
                                                        --------       --------

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                                    $ 14,068       $ 18,010
                                                        ========       ========



                   The Accompanying Notes Are An Integral Part
                    Of These Unaudited Financial Statements.

Applied Capital Funding, Inc.
Unaudited Statement Of Operations

--------------------------------------------------------------------------------
                                                   Unaudited        Unaudited
                                                    3 Months         3 Months
                                                      June             June
                                                    30, 1998         30, 1997
                                                    --------         --------

Income:

Loan Fees                                         $          0     $         20
                                                  ------------     ------------

Total Revenue                                                0               38
                                                  ------------     ------------

Operating Expenses:

Appraisals, Credit Reports & Closing Fees                    0               24
Bank Charges                                                 2               30
Office                                                      60                0
Rent                                                       300                0
Salaries                                                 1,500                0
Telephone                                                    0              103
                                                  ------------     ------------

Total Expenses                                           1,862              157
                                                  ------------     ------------

Net (Loss)                                              (1,862)            (119)
                                                  ============     ============

Basic(Loss) Per Common Share                            $-0.00           $-0.00
                                                  ============     ============

Weighted Average Common Shares Outstanding          15,112,000        1,412,000
                                                  ============     ============





                   The Accompanying Notes Are An Integral Part
                    Of These Unaudited Financial Statements.

Applied Capital Funding, Inc.
Unaudited Statement Of Operations

--------------------------------------------------------------------------------
                                                     Unaudited        Unaudited
                                                     6 Months         6 Months
                                                       June             June
                                                     30, 1998         30, 1997
                                                     --------         --------

Income:

Loan Fees                                          $          0     $        425
                                                   ------------     ------------

Total Revenue                                                 0              425
                                                   ------------     ------------

Operating Expenses:

Accounting                                                2,000                0
Appraisals, Credit Reports & Closing Fees                 1,752               56
Bank Charges                                                  8               46
Office                                                       60                0
Rent                                                        600                0
Salaries                                                  3,000                0
Telephone                                                     0              208
                                                   ------------     ------------

Total Expenses                                            7,420              310
                                                   ------------     ------------

Net (Loss)                                               (7,420)             115
                                                   ============     ============

Basic(Loss) Per Common Share                             $-0.00     $       0.00
                                                   ============     ============

Weighted Average Common Shares Outstanding           15,112,000        1,412,000
                                                   ============     ============




                   The Accompanying Notes Are An Integral Part
                    Of These Unaudited Financial Statements.

Applied Capital Funding, Inc.
Unaudited Statement Of Cash Flow

--------------------------------------------------------------------------------
                                                         Unaudited     Unaudited
                                                         6 Months      6 Months
                                                           June          June
                                                         30, 1998      30, 1997
                                                         --------      --------

Net (Loss)                                               ($ 7,420)     $    115
                                                         --------      --------

Plus Items Not Affecting Cash Flow:                             0             0

Contributed Services                                        3,000             0

Increase (Decrease) In Accounts Payable                         0             0
Increase (Decrease) In Accrued Expenses                       478           (80)
                                                         --------      --------

Net Cash Flows From Operations                             (3,942)           35
                                                         --------      --------

Cash Flows From Investing Activities:

                                                                0             0
                                                         --------      --------

Net Cash Flows From Investing:                                  0             0
                                                         --------      --------

Cash Flows From Financing Activities:

                                                                0             0
                                                         --------      --------

Net Cash Flows From Financing:                                  0             0
                                                         --------      --------


Net Increase (Decrease) In Cash                            (3,942)           35
Cash At Beginning Of Period                                18,010             9
                                                         --------      --------

Cash At End Of Period                                    $ 14,068      $     44
                                                         ========      ========



Summary Of Non-Cash Investing And Financing
 Activities:
                                                         $      0      $      0
                                                         ========      ========



                   The Accompanying Notes Are An Integral Part
                    Of These Unaudited Financial Statements.

Applied Capital Funding, Inc.
Notes To Unaudited Financial Statements
For The Six Month Period Ended June 30, 1998
--------------------------------------------

Note 1 - Unaudited Financial Information
----------------------------------------

The unaudited financial information included for the three month and six month periods ended June 30, 1998 and June 30, 1997 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim periods presented). The results of operations for the six month period ended June 30, 1998 are not necessarily indicative of the results expected for the year ended December 31, 1998.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Management's Discussion and Analysis
------------------------------------

     The management of the Company has completed its analysis of the specialized marketing of the Company's business of commercial and residential mortgage brokering. Management is capable of proceeding with marketing its mortgage brokerage service on the internet, but is unable to accurately evaluate the affect of competition or to project revenues from such marketing activities. Management is concerned about a potential downturn in the economy and an accompanying increase in interest rates as they apply to mortgage loans. Such an increase in interest rates has historically deterred new borrowers and the number of mortgage loans in the Denver and Colorado area have decreased significantly in direct proportion to the amount of interest rate increase.

     Because of this, and to determine, to whatever extent possible, the future growth and direction of the Company, the directors have called the Annual Meeting of the shareholders for 10 am., July 20, 1998, at which the directors will review the activities of management and seek guidance and suggestions from the shareholders as to whether the thrust of the business of the Company should be continued or changed to a more productive enterprise.

Financial Condition, Capital Resources and Liquidity
----------------------------------------------------

     The unaudited financial statement for the quarter-year ended June 30,1998, indicates the Company's lack of sufficient working capital and raises substantial doubt about its ability to continue as a going concern.
Nevertheless, the Company has continued in operation despite the continuous decline in its total revenue since inception resulting, in management's opinion, primarily, from the combined effect of the following factors: (i) intense competition from larger and better financed mortgage brokers and banks; (ii) the Company's lack of operating capital and (iii) the limited amount of time and effort able to be devoted to the Company's affairs by its management since June 1996. At the current minimum level of the Company's operations, management believes, without assurance, that the Company has sufficient cash assets to enable it to continue in operation for the next twenty-four months. While management's business plan envisions the Company continuing its historic operations in the mortgage refinance and second mortgage business on an economic basis, management has not generated additional revenue from business activities. At the present time management is unable to accurately evaluate the likelihood of any success of its business plan. Management's immediate plan is to discuss with its shareholders, at the Company's Annual Meeting in July, possible alternatives to its current business activities.

     To effect any alternative business plans or arrangements may involve seeking addition capital for the Company, but there is no commitment by any person to provide additional equity or debt funding to the Company. While management has determined to explore potential capital resources, there can be no assurance that additional equity and/or debt financing will be available to the Company. The Company's executive officers have indicated their willingness to provide capital to fund the Company's operations from their personal resources should implementation of an alternative business plan appear profitable.

     Year 2000 Issues. The mortgage business of the Company may be impacted to an unknown degree in the computation of forward interest rates and any unknown problems exhibited by the Company's wholesalers of mortgage funds upon which the Company's lending activities entirely depend. The Company is unable at this date to make any reasonable estimate of difficulties which may be encountered in the future due to the impact of computer technology which may be unable to accommodate the automatic use of the year 2000 in numbered use.

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

                                      APPLIED CAPITAL FUNDING, INC.
                                      (Registrant)



Date July 8, 1998                     By /s/
                                        ----------------------------------------
                                        David R. Reitsema, Secretary