Form 10QSB
period 1998-09-30
APPLIED CAPITAL FUNDING INC
filed 1998-10-21
CIK 1045280

Form 10-QSB
                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

(Mark One)

[X] Quarterly report pursuant section 13 or 15(d) of the Securites Exchange Act of 1934

For the quarterly period ended September 30, 1998.

[ ] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________ to ________________.

Commission file number: 0-23171 - CIK: 0001-45280

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


Check whether the issuer

(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was requird to file such reports), and

(2)  has been subject to such filing  requirements  for the past 90 days.
     Yes: X   No:

               Applicable only to issuers involved in bankruptcy
                  Proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by court. Yes   No

                      Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,112,000
Transitional  Small Business Disclosure Format (check one): Yes:   No: X

Applied Capital Funding, Inc.
Balance Sheet

--------------------------------------------------------------------------------
                                                       Unaudited       Audited
                                                       September       December
                                                        30, 1998       31, 1997
                                                        --------       --------

ASSETS

Current Assets - Cash                                   $  6,564       $ 18,010
                                                        --------       --------

TOTAL ASSETS                                            $  6,564       $ 18,010
                                                        ========       ========


LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Accounts Payable                                        $      0       $      0
Other Accrued Expenses                                     1,430            622
                                                        --------       --------

TOTAL LIABILITIES                                          1,430            622
                                                        --------       --------


SHAREHOLDERS' EQUITY

Preferred Stock, No Par Value,
 Non Voting, Authorized 5,000,000 shares;
 Issued And Outstanding -0- Shares                             0              0

Common Stock, No Par Value
 Authorized 50,000,000 shares;
 15,112,000  Shares Issued And Outstanding                34,520         31,520

Retained (Deficit)                                       (29,386)       (14,132)
                                                        --------       --------

TOTAL SHAREHOLDERS' EQUITY                                 5,134         17,388
                                                        --------       --------

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                                    $  6,584       $ 18,010
                                                        ========       ========



                   The Accompanying Notes Are An Integral Part
                    Of These Unaudited Financial Statements.

Applied Capital Funding, Inc.
Unaudited Statement Of Operations

--------------------------------------------------------------------------------
                                                   Unaudited        Unaudited
                                                    3 Months         3 Months
                                                   September        September
                                                    30, 1998         30, 1997
                                                    --------         --------

Income:

Loan Fees                                         $          0     $         38
                                                  ------------     ------------

Total Revenue                                                0               38
                                                  ------------     ------------

Operating Expenses:

Appraisals, Credit Reports & Closing Fees                    0                0
Bank Charges                                                 8               18
Legal & Accounting                                       1,800                0
Office                                                     352              239
Rent                                                       300                0
Salaries                                                 4,500                0
Stock Transfer Fees                                        470                0
Taxes - Payroll                                            404                0
Telephone                                                    0                0
                                                  ------------     ------------

Total Expenses                                           7,834              257
                                                  ------------     ------------

Net (Loss)                                              (7,834)            (219)
                                                  ============     ============

Basic(Loss) Per Common Share                            $-0.00           $-0.00
                                                  ============     ============

Weighted Average Common Shares Outstanding          15,112,000       15,112,000
                                                  ============     ============





                   The Accompanying Notes Are An Integral Part
                    Of These Unaudited Financial Statements.

Applied Capital Funding, Inc.
Unaudited Statement Of Operations

--------------------------------------------------------------------------------
                                                    Unaudited        Unaudited
                                                    9 Months         9 Months
                                                    September        September
                                                    30, 1998         30, 1997
                                                    --------         --------

Income:

Loan Fees                                         $          0     $        425
                                                  ------------     ------------

Total Revenue                                                0              425
                                                  ------------     ------------

Operating Expenses:

Appraisals, Credit Reports & Closing Fees                1,752               56
Bank Charges                                                16               64
Legal & Accounting                                       3,800                0
Office                                                     412              239
Rent                                                       900                0
Salaries                                                 7,500                0
Stock Transfer Fees                                        470                0
Taxes - Payroll                                            404                0
Telephone                                                    0              208
                                                  ------------     ------------

Total Expenses                                          15,254              567
                                                  ------------     ------------

Net (Loss)                                             (15,254)            (142)
                                                  ============     ============

Basic(Loss) Per Common Share                            $-0.00     $      -0.00
                                                  ============     ============

Weighted Average Common Shares Outstanding          15,112,000       15,112,000
                                                  ============     ============




                   The Accompanying Notes Are An Integral Part
                    Of These Unaudited Financial Statements.

Applied Capital Funding, Inc.
Unaudited Statement Of Cash Flow

--------------------------------------------------------------------------------
                                                         Unaudited     Unaudited
                                                         9 Months      9 Months
                                                         September     September
                                                         30, 1998      30, 1997
                                                         --------      --------

Net (Loss)                                               ($15,264)     $   (142)
                                                         --------      --------

Plus Items Not Affecting Cash Flow:                             0             0

Contributed Services                                        3,000             0

Increase (Decrease) In Accounts Payable                       330         2,500
Increase (Decrease) In Accrued Expenses                       478           (95)
                                                         --------      --------

Net Cash Flows From Operations                            (11,446)        2,263
                                                         --------      --------

Cash Flows From Investing Activities:                           0             0
                                                         --------      --------

Net Cash Flows From Investing:                                  0             0
                                                         --------      --------

Cash Flows From Financing Activities:

Common Stock Issued For Cash                                    0        27,400
Deferred Offering Costs                                         0        (5,500)
                                                         --------      --------

Net Cash Flows From Financing:                                  0        21,900
                                                         --------      --------


Net Increase (Decrease) In Cash                           (11,446)       24,163
Cash At Beginning Of Period                                18,010             9
                                                         --------      --------

Cash At End Of Period                                    $  6,584      $ 24,172
                                                         ========      ========



Summary Of Non-Cash Investing And Financing
 Activities:
                                                         $      0      $      0
                                                         ========      ========



                   The Accompanying Notes Are An Integral Part
                    Of These Unaudited Financial Statements.

Applied Capital Funding, Inc.
Notes To Unaudited Financial Statements
For The Nine Month Period Ended September 30, 1998
--------------------------------------------------

Note 1 - Unaudited Financial Information
----------------------------------------

The unaudited financial information included for the three month and nine month interim period ended September 30, 1998 and 1997 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim periods presented). The results of operations for the nine month period ended September 30, 1998 are not necessarily indicative of the results expected for the fiscal year ended September 30, 1998.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited financial statements for the quarter year ended September 30, 1998, are attached as follows.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Management's Discussion and Analysis
------------------------------------

The management of the Company is pursuing the development of the Company's historical residential mortgage brokerage business. It currently has arrangements with wholesale lenders to fund loans the Company originates, although several lenders the Company has dealt with in the past have filed for bankruptcy or merged with other entities. Management believes that the developing economic conditions, including a falling dollar, collapse of unregulated hedge funds holding mortgage backed securities, decreasing liquidity in the marketplace, and potential governmental economic policy to inflate the economy of offset current deflationary pressures all may affect the Company's efforts to develop its business. Management has been unsuccessful in concluding the review process of its Form 10-SB by the SEC, which has been ongoing for almost one year. Neither corporate counsel nor the SEC reviewer have offered any idea as to when this will occur. As a result, the Company has no likelihood of raising additional funding for its activities and its officers cannot be paid more than a minimal salary. Management will continue to work towards completion of that process.

     The unaudited financial statement for the quarter-year ended September 30, 1998, indicates the Company's limited working capital and raises substantial doubt about its ability to continue as a going concern absent additional funds. Nevertheless, the Company has continued in operation despite the on-going decline in its total revenue and capital since inception, resulting in management's opinion, primarily, from the combined effect of the following factors: (i) intense competition from larger and better financed mortgage brokers and banks; (ii) the Company's lack of operating capital and (iii) the limited amount of time and effort able to be devoted to the Company's affairs by its management since June 1996. At the current minimum level of the Company's operations, management believes, without assurance, that the Company has sufficient cash assets to enable it to continue in operation for the next twenty-four months. While management's business plan envisions the Company continuing its historic operations in the mortgage refinance and second mortgage business on an economic basis, management has not generated additional revenue from business activities.

     To effect any alternative business plans or arrangements may involve seeking additional capital for the Company, but there is no commitment by any person to provide additional equity or debt funding to the Company. While management has determined to explore potential capital resources, there can be no assurance that additional equity and/or debt financing will be available to the Company. The Company's executive officers have indicated their willingness to provide capital to fund the Company's operations from their personal resources should the Company's business plan appear profitable.

     Year 2000 Issues. The mortgage business of the Company may be impacted to an unknown degree in the computation of forward interest rates and any unknown problems exhibited by the Company's wholesalers of mortgage funds and ancillary services such as credit agencies upon which the Company's lending activities entirely depend. The Company is unable at this date to make any reasonable estimate of difficulties which may be encountered in the future due to the impact of computer technology which may be unable to accommodate the automatic use of the year 2000 in numbered use. The Company has tested its computers and they appear to be Y2K compliant.

                          PART II - Other Information

Item 6.  Exhibits and Reports on Form 8-K

Exhibits:

(2)  Plan  of   acquisition,   reorganization,   arrangement   liquidation,   or
     succession.
     Not applicable.

(4) Instruments defining the rights of holders, incl. Indentures. Previously filed.

(10) Material contracts.
     None

(11) Statement re: computation of per share earnings.
     Previously filed.

(15) Letter on unaudited interim financial information. See Note 1. Of unaudited financial statements.

(19) Reports furnished to securities holders.
     None

(22) Published report regarding matters submitted to vote.
     None.

(23) Consents of experts and counsel.
     Previously filed.

(24) Power of attorney.
     Previously filed.

(27) Financial Data Schedule.

                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        APPLIED CAPITAL FUNDING, INC.
                                        (Registrant)


                                        /s/  David R. Reitsema
                                        ----------------------------------------
                                        President and CEO