Form 10QSB
period 1998-12-31
APPLIED CAPITAL FUNDING INC
filed 1999-03-05
CIK 1045280

Form 10-KSB
U.S. Securities and Exchange Commission
Washington, D.C. 20549

(Mark One)

[X] Annual  report under section 13 or 15(d) of the  Securities  Exchange Act of
1934
For the fiscal year ended December 31, 1998.
[ ] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from................to................
Commission file number: 0-23171 - CIK 0001045280

Applied Capital Funding, Inc.
-----------------------------
(Exact name of small business issuer as specified in its charter)

Colorado                                                              84-1280679
--------------------------------------------------------------------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

4155 E. Jewell Ave., Suite 909. Denver, CO                                 80222
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Issuer's telephone number, (303) 691-6163

NONE
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer
(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: X No:

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]
State issuer's  revenues for its most recent  fiscal  year:  $-0-
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $.001.
Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(Issuers involved in bankruptcy proceeding during the past five years) Check whether the issuer has filed all documents and reports required to be filed by
Section 12,13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ] NOT APPLICABLE

(Applicable only to corporate registrants)
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,112,000.

Documents incorporated by reference
If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (check one):Yes [X];  No...

     In accordance with paragraph H of the General Instructions the registrant has elected to provide the information set forth under "Information Required in Annual Report of Transitional Small Business Issuers."

                                     PART I

                                 Alternative 1.

     The Company has elected to furnish the information required by Questions 1, 3, 4, 11, 14-20, 28-43, 45, and 47-50 of Model A of Form 1-A, as follows:

                                   THE COMPANY

1.   Exact corporate name: Applied Capital Funding, Inc.
     State and date of incorporation: Colorado - September 28, 1994
     Street address of principal office: 4155 E. Jewell Avenue, Denver, CO 80222 Company Telephone Number: 303-691-6163
     Fiscal Year: December 31.
     Person(s) to contact at Company: David R. Reitsema
     Telephone Number (if different from above:) N/A


                            BUSINESS AND PROPERTIES/

     With respect to the business of the Company and its properties:

     (a) Describe in detail what business the Company does and proposes to do, including what products or goods are or will be produced or services that are or will be rendered.

     The Company was organized in 1994 as a Colorado corporation. It was formed to engage in the business of residential mortgage brokerage and its marketing efforts were aimed primarily at refinance loans. From 1994 through the present it has originated and sold loans, primarily to national wholesale lenders. Although the Company has had agents working for it who marketed to realtors, attorneys and other traditional sources of residential loans, the Company has not made them the primary focus of its marketing, choosing instead to look to refinance loans and second mortgage loans for its primary business. It currently employs two loan officers.

     Commencing in 1994, residential interest rates began climbing over their historic lows of 1993. This resulted in disappointing revenues to the Company, and the Company has only nominal current revenues. However, beginning in 1996, residential interest rates began falling and have continued their downward movement. Although there is no assurance that the rates will continue at their present level or continue to fall, there is a general prevailing economic opinion that rates may rise before the end of 1999 at the earliest.

     The Company's principals have experience in marketing residential refinance loans and intend to implement a strategy to explore new marketing efforts. Traditional marketing methods include newspaper advertising, direct mail and telemarketing, and the Company's principals have experience with these types of marketing.

     (b) Describe how these products or services are to be produced or rendered and how and when the Company intends to carry out its activities. If the Company plans to offer a new product(s), state the present stage of development, including whether or not a working prototype(s) is in existence. Indicate if completion of development of the product would require a material amount of the resources of the Company, and the estimated amount. If the Company is or is expected to be dependent upon one or a limited number of suppliers for essential raw materials, energy or other items, describe. Describe any major existing supply contracts.

     The Company's services of mortgage brokering are carried out by soliciting mortgages through newspaper and other print media advertising. The Company does not use its own capital to supply funds for mortgages to its clients but utilizes wholesale lenders who supply such funds. The Company prepares the necessary loan documents to facilitate the mortgage including the filing of the documents with the appropriate governmental agencies.

     (c) Describe the industry in which the Company is selling or expects to sell its products or services and, where applicable, any recognized trends within that industry. Describe that part of the industry and the geographic area in which the business competes or will compete.

     The mortgage industry - commercial and residential - is extremely competitive as this time. The Company's business is predicated substantially on re-financing of home mortgages when interest rates reduce. At the present time, interest rates are at an all-time low and the Company's business is in a slack period. The Company's mortgage business is derived mainly from an area comprised of metropolitan Denver, Colorado and surrounding suburban cities. The Company may, at its discretion, expand its business to cities within a 200 mile radius from Denver, Colorado.

     Indicate whether competition is or is expected to be by price, service, or other basis. Indicate (by attached table if appropriate) the current or anticipated prices or price ranges for the Company's products or services, or the formula for determining prices, and how these prices compare with those of competitors' products or services, including a description of any variations in product or service features. Name the principal competitors that the Company has or expects to have in its area of competition. Indicate the relative size and financial and market strengths of the Company's competitors in the area of competition in which the Company is or will be operating. State why the Company believes it can effectively compete with these and other companies in its area of competition.

     Competition in the residential mortgage business is generally driven by price of stated interest rates and loan origination points added to the mortgage loan. Prospective borrowers generally are aware of the difference that interest rates (although varying only one-quarter to one-half percentage point) can make over a 15 or 30 year mortgage. Competition is also driven by the amount that mortgage brokers and lenders add at the origination of the loan - i.e. "points" which are added to the initial origination fees. These points usually are from 1/4 point to 1 point.

     (d) Describe specifically the marketing strategies the Company is employing or will employ in penetrating its market or in developing a new market. Set forth in response to Question 4 below the timing and size of the results of this effort which will be necessary in order for the Company to be profitable. Indicate how and by whom its products or services are or will be marketed (such as by advertising, personal contact by sales representatives, etc.), how its marketing structure operates or will operate and the basis of its marketing approach, including any market studies. Name any customers that account for, or based upon existing orders will account for a major portion (20% or more) of the Company's sales. Describe any major existing sales contracts.

     Prospective mortgagees are usually derived from two sources: (i) advertising and (ii) references from real estate agents. Advertising is placed in print media, radio and television. The Company is not currently advertising in any media. The decision to use any one or all of the media is based upon current competition at the time of advertising and the perceived resultant responses to such advertising. The choices of any one or more of the media varies considerably and is a constant variable. The Company's contact with real estate agents is also variable depending upon the market thrust and location of residential sales. The Company has no contact with developers or builders as this segment of the market usually has its own financing for new homes in place at the time of sale.

     (e) State the backlog of written firm orders for products and/or services as of a recent date (within the last 90 days) and compare it with the backlog of a year ago from that date:

                  As of: 012/01/98       $ -0-
                      (a recent date)

                  As of: 012/01/97       $ -0-
                     (one year earlier)

Explain the reason for significant variations between the two figures, if any. Indicate what types and amounts of orders are included in the backlog figures. State the size of typical orders. If the Company's sales are seasonal or cyclical, explain.

     (f) State the number of the Company's recent employees and the number of employees it anticipates it will have within the next 12 months. Also, indicate the number of type of employee (i.e., clerical, operations, administrative, etc.) The Company will use, whether or not any of them are subject to collective bargaining agreements, and the expiration date(s) of any collective bargaining agreement(s). If the Company's employees are on strike, or have been in the past three years, or are threatening to strike, describe the dispute. Indicate any supplemental benefits or incentive arrangements the Company has or will have with its employees.

     The Company has only two employees at the present time. The Company does not anticipate any additional increase in the number of employees until such time as the Company is able to generate mortgage loans.

     (g) Describe generally the principal properties (such as real estate, plant and equipment, patents, etc.) That the Company owns, indicating also what properties it leases and a summary of the terms under those leases, including the amount of payments, expiration dates and the terms of any renewal options. Indicate what properties the Company intends to acquire in the immediate future, the cost of such acquisitions and the sources of financing it expects to use in obtaining these properties, whether by purchase, lease or otherwise.

     The Company currently owns no property, real estate, or equipment.

     (h) Indicate the extent to which the Company's operations depend or are expected to depend upon patents, copyrights, trade secrets, know-how or other proprietary information and the steps undertaken to secure and protect this intellectual property, including any use of confidentiality agreements, covenants-not-to-compete and the like. Summarize the principal terms and expiration dates of any significant license agreements. Indicate the amounts expended by the Company for research and development during the last fiscal year, the amount expected to be spent this year and what percentage of revenues research and development expenditures were for the last fiscal year.

     The Company's business does not depend on patents, copyrights or any other proprietary information.

     (i) If the Company's business, products, or properties are subject to material regulation (including environmental regulation) by federal, state, or local governmental agencies, indicate the nature and extent of regulation and its effects or potential effects upon the Company.

     There are no laws, regulations or rules governing the operation of the Company's operation as a mortgage broker in the State of Colorado, nor under federal law, other than the normal business regulations.

     (j) State the names of any subsidiaries of the Company, their business purposes and ownership, and indicate which are included in the Financial Statements attached hereto. If not included, or if included by not consolidated, please explain.

     The Company has no subsidiaries.

     (k) Summarize the material events in the development of the Company (including any material mergers or acquisitions) during the past five years, or for whatever lesser period the Company has been in existence. Discuss any pending or anticipated mergers, acquisitions, spin-offs or recapitalizations. If the Company has recently undergone a stock split, stock dividend or recapitalization in anticipation of this offering, describe (and adjust historical per share figures elsewhere in this Offering Circular accordingly). The Company is unable to ascertain what this last sentence means as this is not an offering. Shares have already been sold.

     The Company has not engaged in any business combination, merger or acquisition activities. As a subsequent event, so noted in the Company's financial statements accompanying this report, On January 14, 1999, the Board of Directors of the Company approved the issuance of 160,000 share of its preferred stock in exchange for cancellation of 13,362,000 shares of its common stock. On January 29, 1999, the Board of Directors of the Company approved a 2 for 1 forward split of its common stock, effective as of the record date of February 22, 1999.

     4. (a)If the Company was not profitable during its last fiscal year, list below in chronological order the events which in management's opinion must or should occur or the milestones which in management's opinion the Company must or should reach in order for the Company to become profitable, and indicate the expected manner of occurrence or the expected method by which the Company will achieve the milestones.

--------------------------------------------------------------------------------
                                                     Date or number of months
                      Expected manner of occurrence  after receipt of proceeds
Event of Milestone    or method of achievement       date should be accomplished
--------------------------------------------------------------------------------

1. Development of      Company officers                Not Applicable
    marketing plans    conduct planning session        (no offering proceeds)

2. Hiring additional   Advertising and                 Not Applicable
    sales personnel    industry contacts               (no offering proceeds)

     (b) State the probable consequences to the Company of delays in achieving each of the events or milestones within the above time schedule, and particularly the effect of any delays upon the Company's liquidity in view of the Company's then anticipated level of operating costs. (See Question No. 11)

     The probable consequences to the Company would be only a slight delay as the tasks as set forth above are not difficult to achieve. However there is no assurance that the Company will be able to set an exact schedule on the meeting of the milestones as described above.

11. Indicate whether the Company is having or anticipates having within the next 12 months any cash flow or liquidity problems and whether or not it is in default or in breach of any note, loan, lease or other indebtedness or financing arrangement requiring the Company to make payments. Indicate if a significant amount of the Company's trade payables have not been paid within the stated trade term. State whether the Company is subject to any unsatisfied judgments, liens or settlement obligations and the amounts thereof. Indicate the Company's plans to resolve any such problems.

     The Company is not in breach or default of any note, loan or lease, nor is the Company carrying any debt or obligation for debt service. There are no liens or judgements against the Company.

                    DIVIDENDS, DISTRIBUTIONS AND REDEMPTIONS

28. If the Company has within the last five years paid dividends, made distributions upon its stock or redeemed any securities, explain how much and when:

    NONE

                    OFFICERS AND KEY PERSONNEL OF THE COMPANY

29.  Chief Executive Officer:                    Title: President
     Name: Gary G. Clark                         Age: 57
     Office Street Address: 4155 E. Jewell Ave.  Telephone No: 303-691-6163
                            Denver, CO 80222

Name of employers, titles and dates of positions held during past five years with an indication of job responsibilities:

Gary G. Clark has been a mortgage loan officer and mortgage broker since 1991. Mr. Clark also served as a director of Attache Holdings, Ltd., from July 1996 to April 1996, Enfield Trading Corporation from April to July 1996, and Gulf and Orient Steamship Company. His business experience includes management of retail and wholesale companies, personnel training, customer service, inventory control, real estate sales, and investment opportunities. From 1992 to November 1994, he was a mortgage banker with Hilliscot Group, Inc., Denver, Colorado. From 1990 to 1993 he was Sales Manager for Mobile Telecommunications, Inc. From 1982 to 1990 he was Sales Manager for InterLink Communications of Colorado. From 1977 to 1982, he was Regional Sales Manager for Westinghouse Corporation in the Rocky Mountain region. From 1967 to 1977, he was the President and General Manager for Bragdon Appliance Company, a Denver based retailer. His education includes a degree in Business Administration from the University of Colorado with advanced studies at Notre Dame University, Westinghouse Learning Foundation, and Jones Real Estate College.

    Also a Director of the Company?    [x] Yes  [ ] No

     Indicate amount of time to be spend on Company matters if less than full time: Four days per month until fully operational.

31.  Chief Financial Officer:                    Title: Secretary
     Name: David R. Reitsema                     Age: 51
     Office Street Address: 4155 E. Jewell Ave.  Telephone No: 303-691-6163
                            Denver, CO 80222

Name of employers, titles and dates of position held during past five years with an indication of job responsibilities:

     David R. Reitsema incorporated the Company in 1994, and served as officer and director until August 1996, when he resigned to pursue other business opportunities. He was appointed to the Board of Directors and the office of Secretary in July 1997. He is the President and a Director of EDR Financial, Inc., a Colorado company engaged in investment banking. He is the President of Corporate International, Ltd. A Colorado company engaged primarily in business consulting with firms engaged in international transactions. From 1992 to 1994, he owned and operated Silverthorne Funding Corporation, a mortgage brokerage firm located in Denver, Colorado. Mr. Reitsema is an attorney licensed to practice in the state of Colorado since 1973. He received his B. A. Degree from Calvin College in Grand Rapids, Michigan, and his Juris Doctor Degree from the University of Denver College of Law.

     Also a Director of the Company?    [X] Yes  [ ] No

     Indicate amount of time to be spend on Company matters if less than full time: Four days a month until fully operational.

                            DIRECTORS OF THE COMPANY

33.  Number of Directors:  2.

     If Directors are not elected annually, or are elected under a voting trust or other arrangement, explain: NOT APPLICABLE.


34. Information concerning outside or other Directors (i.e., those not described above): NOT APPLICABLE.

35.(a) Have any of the Officers or Directors ever worked for or managed a company (including a separate subsidiary or division of a larger enterprise) in the same business as the Company? [X] Yes [ ] No

(b). If any of the Officers, Directors or other key personnel have ever worked for or managed a company in the same business or industry as the Company or in a related business or industry, describe what precautions, if any, (including the obtaining of releases or consents from prior employers) have been taken to preclude claims by prior employers for conversion or theft of trade secrets, know-how or other proprietary information.

     The officers have not previously worked for any company that possessed trade secrets, proprietary know-how or other proprietary information.

(c) If the Company has never conducted operations or is otherwise in the development stage, indicate whether any of the Officers or Directors has ever managed any other company in the start-up or development stage and describe the circumstances, including relevant dates.

     NOT APPLICABLE

(d) If any of the Company's key personnel are not employees but are consultants or other independent contractors, state the details of their engagement by the Company.

     NOT APPLICABLE

(e) If the Company has key man life insurance policies on any of its Officers, Directors or key personnel, explain, including the names of the persons insured, the amount of insurance, whether the insurance proceeds are payable to the Company and whether there are arrangements that require the proceeds to be used to redeem securities or pay benefits to the estate of the insured person or a surviving spouse.

     NONE

36. If a petition under the Bankruptcy Act or any State insolvency law was filed by or against the Company or its Officers, Directors or other key personnel, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of any such persons, or any partnership in which any of such persons was a general partner at or within the past five years, or any corporation or business association of which any such person was an executive officer at or within the past five years, set forth below the name of such persons, and the nature and date of such actions.

     NOT APPLICABLE.


                             PRINCIPAL STOCKHOLDERS

37. Principal owners of the Company (those who beneficially own directly or indirectly 10% or more of the common and preferred stock presently outstanding) starting with the largest common stockholder. Include separately all common stock issuable upon conversion of convertible securities (identifying them by asterisk) and show average price per share as if conversion has occurred. Indicate by footnote if the price paid was for a consideration other than cash and the nature of any such consideration.

--------------------------------------------------------------------------------
                             Average              No. of Shares
                    Class    Price     No. of     %       Held After       %
                    of       Per       Shares     of      Offering if All  of
                    Shares   Share     Now Held   Total   Securities Sold  Total
--------------------------------------------------------------------------------

Name:

Gary G. Clark       Common   n/a       706,000    5%      (no offering)    5%
David R. Reitsema   Common   n/a       706,000    5%      (no offering)    5%

38.: Number of shares  beneficially  owned by Officers and Directors as a group:
1,412,000

             MANAGEMENT RELATIONSHIPS, TRANSACTIONS AND REMUNERATION

39.(a)  If  any  of  the  Officers,   Directors,   key  personnel  or  principal
stockholders are related by blood or marriage, please describe. NOT APPLICABLE

(b) If the Company has made loans to or is doing business with any of its Officers, Directors, key personnel or 10% stockholders, or any of their relatives (or any entity controlled directly or indirectly by any such persons) within the last two years, or proposes to do so within the future, explain. (This includes sales or lease of goods, property or services to or from the Company, employment or stock purchase contracts, etc.) State the principal terms of any significant loans, agreements, leases, financing or other arrangements.

     NOT APPLICABLE

(c) If any of the Company's Officers, Directors, key personnel or 10% stockholders has guaranteed or co-signed any of the Company's bank debt or other obligations, including any indebtedness to be retired from the proceeds of this offering, explain and state the amounts involved.

     NOT APPLICABLE

40.(a) List all remuneration by the Company to Officers, Directors and key personnel for the last fiscal year:

     Gary G. Clark              $4,500
     David R. Reitsema          $4,500

41. (a) Number of shares subject to issuance under presently outstanding stock purchase agreements, stock options, warrants or rights: shares ( % of total shares to be outstanding after the completion of the offering if all securities sold, assuming exercise of options and conversion of convertible securities). Indicate which have been approved by shareholders. State the expiration dates, exercise prices and other basic terms for these securities:

     NONE

(b) Number of common shares subject to issuance under existing stock purchase or option plans but not yet covered by outstanding purchase agreements, options or warrants: shares.

     NONE

(c) Describe the extent to which future stock purchase agreements, stock options, warrants or rights must be approved by shareholders.

     NOT APPLICABLE

42. If the business is highly dependent on the services of certain key personnel, describe any arrangements to assure that these persons will remain with the Company and not compete upon any termination.

     The business of the company is highly dependent upon the services of the officers and directors of the Company. If these persons were not available for any reason, the Company feels it would not be difficult to find other persons with like-in-kind abilities, but it is undetermined whether the Company could attract such persons at the price or salary which the Company might be able to pay. The Company has no non-compete agreements with its officers and directors and in the absence of such agreements, the Company is at risk with respect to the competitiveness of its officers and directors if such persons decide to leave the employ of the Company and seek other employment with companies which may be in a position to compete. After reviewing the above, one should consider whether or not the compensation to management and other key personnel directly or indirectly, is reasonable in view of the present stage of the Company's development.

                                   LITIGATION

43. Describe any past, pending or threatened litigation or administrative action which has had or may have a material effect upon the Company's business, financial condition, or operations, including any litigation or action involving the Company's Officers, Directors or other key personnel. State the names of the principal parties, the nature and current status of the matters, and amounts involved. Give an evaluation by management or counsel, to the extent feasible, of the merits of the proceedings or litigation and the potential impact on the Company's business, financial condition, or operations.

     The Company is not engaged in any litigation nor is any pending or contemplated.

                              MISCELLANEOUS FACTORS

45. Describe any other material factors, either adverse or favorable, that will or could affect the Company or its business (for example, discuss any defaults under major contracts, any breach of bylaw provisions, etc.) or which are necessary to make any other information in this Offering Circular [registration statement in this case as this is not an offering circular] not misleading or incomplete.

     The mortgage business is highly dependent on interest rates which are substantially at the discretion of the Federal Reserve Commission and subsequent wholesale lenders. The mortgage brokerage industry, of which the Company is a part, is impacted to a large degree by interest rates set by others. As a result, any success or failure of attracting loan prospects and making mortgage loans is highly volatile and unpredictable.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                            CERTAIN RELEVANT FACTORS

47. If the Company's financial statements show losses from operations, explain the causes underlying these losses and what steps the Company has taken or is taking to address these causes.

     The Company's plan of operation during the next twelve months is to initiate a modest advertising campaign to seek refinancing mortgage loans. This advertising campaign will be conducted in the media deemed most advantageous based on the market analysis referred to above.

     The Company's business is substantially impacted by mortgage interest rates. As previously noted, the Company experienced a decline in its mortgage loan business due to an increase in interest rates, resulting in a decline in the demand for residential mortgage loans. This historical fluctuation of mortgage business revenues -- increase when interest rates fall; decrease when interest rates rise -- is an expected part of the mortgage business. Additionally, general economic conditions have additional impact on the mortgage loan business. As a result, the Company attempts to condition itself to downsize its operations in time of decline and increase and expand during a rising market.

     Since the operation of the mortgage brokerage business is not cash intensive -- its loan officers being paid modest salaries and commissions based upon performance -- the Company believes its cash requirements will be sufficient to maintain its current operations. The Company is also aware that if its operations expand and increase, it may be faced with the necessity to raise additional capital for such expansion. This capital would be utilized for the immediate, up-front costs of employing additional loan officers and support staff for loan processing. At the present time, the Company is unable to predict the number of additional employees it may need in the future, nor the costs with may be attributable to such increase in personnel.

48. Describe any trends in the Company's historical operating results. Indicate any changes now occurring in the underlying economics of the industry or the Company's business which, in the opinion of Management, will have a significant impact (either favorable or adverse) upon the Company's results of operations within the next 12 months, and give a rough estimate of the probable extent of the impact, if possible.

     As noted above, the Company is subject to a large degree by interest rates set by government agencies and wholesale lenders. The Company is unable to predict with certainty the fluctuations of interest rates in the coming year. These interest rates also are also determined by the general strength of the economy in the nation as well as the State of Colorado and the Denver metropolitan area. Because of this, it is difficult to determine whether the Company might experience good or bad times in the near future.

49. If the Company sells a product or products and has had significant sales during its last fiscal year, state the existing gross margin (net sales less cost of such sales as presented in accordance with generally accepted accounting principals) as a percentage of sales for the last fiscal year: %. What is the anticipated gross margin for next year of operations? Approximately %. If this is expected to change, explain. Also, if reasonably current gross margin figures are available for the industry, indicate these figures and the source or sources from which they are obtained.

     NOT APPLICABLE

50. Foreign sales as a percent of total sales for last fiscal year: %. Domestic government sales as a percent of total domestic sales for last fiscal year: %. Explain the nature of these sales, including any anticipated changes:

     NOT APPLICABLE

                                     PART II

Item 1. Market Price of and Dividends on the Registrant's Common Equity and Other shareholder matters.

Information required by Item 201 of Regulation S-B.

     (a) Market Information. There is no current market price on the Company's common stock as the shares are not trading at the time of this report.

     (b) Holders. At the date of December 31, 1998, there are 26 holders of the common equity of the Company.

     (c) Dividends. The Company has paid no dividends and does not contemplate any dividends during the next two fiscal years.

Item 2. Legal Proceedings

     If the registrant uses either Alternative 2 or Alternative 3 of this form, furnish the information required by Item 103 of Regulation S-B.

     NOT APPLICABLE. The registrant is using Alternative 1.

Item 3. Changes in and Disagreements with Accountants

     Furnish the information required by Item 304 of Regulation S-B.

     There have been no changes of and no disagreement with accountants on accounting and financial disclosure.

Item 4. Submission of Matters to a Vote of Security Holders

     If any matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise, furnish the following information:

     No matter was submitted to the securities holders as described above.

Item 5. Compliance with Section 16(a) of the Exchange Act

     Gary G. Clark, No changes since registration
     David R. Reitsema, No changes since registration

Item 6. Reports on form 8-K

     State whether any reports on Form 8-K were filed during the last quarter of the period covered by this report, listing the times reported, any financial statement filed and the dates of such report.

     NONE

PART F/S

Furnish the information required by Item 310 of Regulation S-B.

     The audited financial statements for the fiscal year ended December 31, 1998, follow:

                          APPLIED CAPITAL FUNDING, INC.


                              FINANCIAL STATEMENTS

                                      with

                          Independent Auditors' Report

                 For the Years Ended December 31, 1998 and 1997

                         APPLIED CAPITAL FUNDING, INC.


                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----

         Independent Auditors' Report                                     F-1

         Financial Statements

                  Balance Sheet                                           F-2

                  Statement of Operations                                 F-3

                  Statement of Cash Flows                                 F-4

                  Statement of Shareholder's Equity                       F-5

                  Notes to the Financial Statements                    F-6 - F-9

                        Kish * Leake & Associates, P.C.
                          Certified Public Accountants



                          Independent Auditor's Report
                          ----------------------------


We have audited the accompanying balance sheet of Applied Capital Funding, Inc., at December 31, 1998, and the related statement of operations, shareholders' equity, and cash flows for the year ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Applied Capital funding, Inc. at December 31, 1998 and the results of its operations and its cash flows for the years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has a lack of sufficient working capital to operate as of December 31, 1998. This raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/s/ Kish, Leake & Associates, P.C.
----------------------------------
Kish, Leake & Associates, P.C.
Certified Public Accountants
Englewood, Colorado
January 25, 1999

Applied Capital Funding, Inc.
Balance Sheet

                                                                       Audited
                                                                       December
                                                                       31, 1998
                                                                       --------

ASSETS

Current Assets - Cash                                                  $  2,430
                                                                       --------

TOTAL ASSETS                                                           $  2,430
                                                                       ========


LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Accounts Payable                                                       $    330
Other Accrued Expenses                                                    1,700
                                                                       --------

TOTAL LIABILITIES                                                         2,030
                                                                       --------


SHAREHOLDERS' EQUITY

Preferred Stock, No Par Value,
 Non Voting, Authorized 5,000,000 shares;
 Issued And Outstanding -0- Shares                                            0

Common Stock, No Par Value
 Authorized 50,000,000 shares;
 15,112,000 Shares Issued And Outstanding
                                                                         34,520

Retained (Deficit)                                                      (34,120)
                                                                       --------

TOTAL SHAREHOLDERS' EQUITY                                                  400
                                                                       --------

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                                                   $  2,430
                                                                       ========


   The Accompanying Notes Are An Integral Part Of These Financial Statements.

Applied Capital Funding, Inc.
Statement Of Operations


                                                     Year Ended     Year Ended
                                                      December       December
                                                      31, 1998       31, 1997
                                                      --------       --------

Income:

Loan Fees                                                     0     $      425
                                                     ----------     ----------

Total Revenue                                                 0            425
                                                     ----------     ----------

Operating Expenses:

Appraisals, Credit Reports & Closing Fees                 1,752             56
Bank Charges                                                 22             72
Office                                                      607            226
Legal and Accounting                                      5,938            832
Rent                                                      1,200          1,200
Salaries                                                  9,000          6,000
Telephone                                                     0            142
Stock Transfer Fees                                         920              0
Taxes - Payroll                                             549            348
                                                     ----------     ----------

Total Expenses                                           19,988          8,876
                                                     ----------     ----------

Net (Loss)                                             ($19,988)       ($8,451)
                                                     ==========     ==========

Basic(Loss) Per Common Share                            ($-0.00        ($-0.00)
                                                     ==========     ==========

Weighted Average Common Shares Outstanding           15,112,000      7,120,333
                                                     ==========     ==========





   The Accompanying Notes Are An Integral Part Of These Financial Statements.

Applied Capital Funding, Inc.
Statement Of Cash Flow


                                                        Year Ended    Year Ended
                                                         December      December
                                                         31, 1998      31, 1997
                                                         --------      --------

Net (Loss)                                               ($19,988)     ($ 8,451)
                                                         --------      --------

Plus Items Not Affecting Cash Flow:                             0             0

Contributed Rent And Services                               3,000         4,200

Increase (Decrease) In Accrued Expenses                     1,408           352
                                                         --------      --------

Net Cash Flows From Operations                            (15,580)       (3,899)
                                                         --------      --------

Cash Flows From Investing Activities:

                                                                0             0
                                                         --------      --------

Net Cash Flows From Investing:                                  0             0
                                                         --------      --------

Cash Flows From Financing Activities:

Common Stock Issued For Cash                                    0        27,400
Deferred Offering Costs                                         0        (5,500)
                                                         --------      --------

Net Cash Flows From Financing:                                  0        21,900
                                                         --------      --------


Net Increase (Decrease) In Cash                           (15,580)       18,001
Cash At Beginning Of Period                                18,010             9
                                                         --------      --------

Cash At End Of Period                                    $  2,430      $ 18,010
                                                         ========      ========



Summary Of Non-Cash Investing And Financing
 Activities:

Common Stock Issued For Money Advanced                   $      0      $      0
                                                         ========      ========




   The Accompanying Notes Are An Integral Part Of These Financial Statements.



Applied Capital Funding, Inc.
Statement Of Shareholders' Equity

                                        Number Of      Number Of                                 Retained
                                         Shares         Shares       Preferred       Common      Earnings
                                        Preferred       Common         Stock         Stock       (Deficit)        Total
                                        ---------       ------         -----         -----       ---------        -----

Balance At December 31, 1995                    0      1,000,000    $         0   $       100   ($    5,662)   ($    5,562)

March, 1996 issued
 412,000 Shares Of No Par Value
 Common Stock For Advances
 Previously Made By Shareholder                 0        412,000              0         4,120                        4,120

Contributed Rent                                                                        1,200                        1,200

Net (Loss)                                                                                              (19)           (19)
                                      -----------    -----------    -----------   -----------   -----------    -----------

Balance At December 31, 1996                    0      1,412,000    $         0   $     5,420   ($    5,681)   ($      261)

September 1997 Issued 13,700,000
 Shares Of No Par Value Common
 Stock For Cash At  $.002 Per Share                   13,700,000                       27,400                       27,400

Deferred Offering Costs                                                                (5,500)                      (5,500)

Contributed Services And Rent                                                           4,200                        4,200

Net (Loss)                                                                                           (8,451)        (8,451)
                                      -----------    -----------    -----------   -----------   -----------    -----------

Balance At December 31, 1997                    0     15,112,000              0        31,520       (14,132)        17,388

Contributed Services And Rent                                                           3,000                        3,000

Net (Loss)                                                                                          (19,988)       (19,988)
                                      -----------    -----------    -----------   -----------   -----------    -----------

Balance At December 31, 1998                    0     15,112,000    $         0   $    34,520   ($   34,120)   $       400
                                      ===========    ===========    ===========   ===========   ===========    ===========






                              The Accompanying Notes Are An Integral Part Of These Financial Statements

                                                               F-5

Applied Capital Funding, Inc.
Notes To The Financial Statements
At December 31, 1998 and 1997
-----------------------------

Note 1 - Organization and Summary of Significant Accounting Policies
--------------------------------------------------------------------
Organization:
-------------

On September 26, 1994, Applied Capital Funding, Inc. ("the Company") was incorporated under the laws of Colorado, to engage in the business of originating residential mortgage loans. The Company may also engage in any business which is permitted by the Colorado Business Corporation Act, as designated by the board of directors of the Company.

Accounting Method:

The Company uses the accrual method to record its transactions. When a mortgage loan is closed the Company then records the revenue and accrues applicable expenses.

Fiscal Year:

The Company has chosen December 31 as its fiscal year end.

Statement of Cash Flows:

For purposes of the statement of cash flows, the Company considers demand deposits and highly liquid-debt instruments purchased with a maturity of three months or less to be cash equivalents.

Cash paid for interest and taxes in the period ended December 31, 1998 and 1997 was $-0-.

Use Of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Applied Capital Funding, Inc.
Notes To The Financial Statements
At December 31, 1998 and 1997
-----------------------------

Note 2 - Capital Stock
----------------------

Common Stock:

The Company initially authorized 50,000,000 shares of no par value common stock and issued 1,000,000. In March 1996, the Company's Board Of Directors approved the issuance of an additional 412,000 of common stock in exchange for the $4,120 that was owed an officer.

In September 1997 the Company sold 13,700,000 shares of its no par value common stock for $27,400 in cash or $.002 per share. The Company incurred deferred offering expenses of $5,500 comprised of legal and accounting fees. These expenses are deducted from the proceeds. If the offering was unsuccessful then these expenses would have been deducted.

Preferred Stock

The Company initially authorized 5,000,000 shares of no par value, non-voting preferred stock, the rights and preferences of which is to be determined by the Board Of Directors at the time of issuance. No stock has been issued.

The Company has declared no dividends through December 31, 1998.

Note 3 - Income Taxes
---------------------

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and tax basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset federal income taxes.

The Company has a net operating loss carryforward for tax purposes of $23,421 at December 31, 1998. These carryforwards, will start to expire in 2011 if not utilized.

Applied Capital Funding, Inc.
Notes To The Financial Statements
At December 31, 1998 and 1997
-----------------------------

Note 3 - Income Taxes (Continued)
---------------------------------

The components of the deferred income tax asset arising under FASB Statement No. 109 and recognized in the accompanying balance sheet at December 31, 1998 are as follows:

              Deferred Tax Asset                $ 3,398
              Valuation Allowance                (3,398)
                                                -------
                                                $   -0-
                                                =======

The types of temporary differences between the tax basis of assets and their financial reporting amounts that give rise to a significant portion of the deferred tax asset are as follows:

                                          Temporary Differences    Tax Effect
                                          ---------------------    ----------
              Accrued Expenses                  $ 1,530              $   306
              Net operating loss carryforward    15,458                3,092
                                                -------              -------
                                                $16,988              $ 3,398
                                                =======              =======

Note 4 - Related Party Events
-----------------------------

The Company presently maintains its principal offices at an address provided by a related party. The office is located at 4155 E Jewell Ave - Suite 909, Denver, Colorado 80222. Commencing August 1, 1997 the Company will pay a minimum of $100 per month in rent on a month to month basis.

Note 5 - Officer Compensation And Rent
--------------------------------------

During the year ended December 31, 1998 and 1997 Company management contributed $3,000 and $3,500 respectively in services and which have been recorded as a contribution of equity.

During the years ended December 31, 1997 management contributed rent which was valued at $700 which was recorded as a contribution of equity.

Note 6 - Basis Of Presentation
------------------------------

In the course of its activities, the Company has sustained continuing losses and expects such losses to continue in the foreseeable future. The Company plans to continue financing its operations with stock sales and in the longer term, revenues from its operations. The Company's ability to continue as a going concern is dependent upon the successful completion of its offering of common stock, additional financing and, ultimately, upon achieving profitable operations.

Applied Capital Funding, Inc.
Notes To The Financial Statements
At December 31, 1998 and 1997
-----------------------------

Note 7 - Subsequent Events
--------------------------

On January 14, 1999 the Board of Directors approved the issuance of 160,000 shares of preferred stock in exchange for 13,362,000 shares of outstanding common stock. The Directors have assigned the following preferences to the issued and outstanding shares of Preferred Stock: (i) Preferred Stock shall be non-voting, (ii) the holders of the stock as a group have the right to receive, prorata, upon dissolution or winding up of the Company, 10% of the assets of the Company prior to division and distribution of assets to the holders of the Company's Common Stock.

On January 29, 1999 the Board of Directors approved a 2 for 1 forward split of its common stock effective as of the record date of February 22, 1999.

                                    PART III

Item 1.  Index to Exhibits

Exhibits required in Part III of Form 1-A

Exhibit Number:    Description

Exhibit No. 2.     Plan of Acquisition                    Not Applicable
Exhibit No. 3.     Charter and Bylaws                     Previously Filed
Exhibit No. 5.     Voting trust agreement                 Not applicable
Exhibit No. 6.     Material contracts                     Not applicable
Exhibit No. 7.     Material foreign patents               Not applicable
Exhibit No. 11.    Statement re: computation of per
                    share earnings                        Not applicable
Exhibit No. 24.    Power of attorney                      Not applicable
Exhibit No. 27.    Financial Data Schedule                Attached

Signatures

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            APPLIED CAPITAL FUNDING, INC.
                                            (Registrant)

Date:  March 3, 1999

                                            /s/ David R. Reitsema
                                            ------------------------------------
                                            David R. Reitsema, Secretary