Form 10QSB
period 1999-03-31
APPLIED CAPITAL FUNDING INC
filed 1999-06-10
CIK 1045280

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                                  For the quarterly period ended March 31, 1999.

/ /      TRANSITION REPORT PURSUANT TO SECITON 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.
                                    For the transition period from ____ to ____.

Commission file number 0-23171.


                          APPLIED CAPITAL FUNDING, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Colorado                                   84-1280679
-------------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)


Suite 2000, 1177 West Hastings Street, Vancouver, BC Canada             V6E 2K3
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

                                 (604) 831-2322
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

              4155 E. Jewell Ave., Suite 909Denver, Colorado 80222
-------------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section s12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. / / Yes / / No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

3,500,000 as of March 31, 1999.

Transitional Small Business Disclosure Format (Check one):     / / Yes  /X/ No

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         The unaudited financial statements for the quarter year ended March 31, 1998 follow.

Applied Capital Funding, Inc.
Balance Sheet
-------------------------------------------------------------------------------

                                                Unaudited          Audited
                                              March 31, 1999   December 31, 1998
                                              --------------   -----------------

ASSETS

Current Assets--Cash                                 $     0          $ 2,430

TOTAL ASSETS                                         $     0          $ 2,430
                                                     -------          -------

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Accounts Payable                                     $     0          $   330
Other Accrued Expenses                               $     0          $ 1,700

TOTAL LIABILITIES                                    $     0          $ 2,030
                                                     -------          -------


SHAREHOLDERS' EQUITY

Preferred Stock, No Par Value,
   Non Voting, Authorized 5,000,000 shares;
   Issued and Outstanding -160,000- Shares         0 (Note 2)               0

Common Stock, No Par Value
   Authorized 50,000,000 shares;
   3,500,000 Shares Issued and Outstanding            34,520           34,520

Retained (Deficit)                                    34,520           34,120

TOTAL SHAREHOLDERS' EQUITY                                 0          $   400

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                                       0          $ 2,430

                   The accompanying Notes are an integral part
                    of these unaudited financial statements.

Applied Capital Funding, Inc.
Statement of Operations
-------------------------------------------------------------------------------

Unaudited                                                     Unaudited
                                                            March 31, 1999    March  31, 1998
                                                            --------------    ---------------
Income:                                                                 0                  0
Loan Fees                                                               0                  0

Operating Expenses

Accounting                                                              0               2000
Appraisals, Credit Reports & Closing Fees                               0              1,752
Bank Charges                                                            0                  6
Office                                                                  0                  0
Rent                                                                    0                300
Salaries                                                                0              1,500
Telephone                                                               0                  0

Total Expenses                                                          0              5,558

Net (Loss)                                                              0             (5,558)

Basic (Loss) Per Common Share                                           0                  0

Weighted Average Common Shares Outstanding                      7,241,644         15,112,000

                   The accompanying Notes are an integral part
                    of these unaudited financial statements.


Applied Capital Funding, Inc.
Statement of Cash Flow
-------------------------------------------------------------------------------

Unaudited                                                     Unaudited
                                                            March 31, 1999    March  31, 1998
                                                            --------------    ---------------

Net (Loss)                                                              0           ($ 5,558)

Plus items not affecting cash flow:                                     0                  0

Contributed Services                                                    0              1,500

Increase (Decrease) in Accounts Payable                                 0                  0
Increase (Decrease) in Accrued Expenses                                 0                178

Net Cash Flows from Operations                                          0             (3,880)

Cash Flows from Investing Activities                                    0                  0

Net Cash Flows from Investing                                           0                  0

Cash Flows from Financing Activities                                    0                  0

Net Cash Flows from Financing:                                          0                  0

Net Increase (Decrease) in Cash:                                    (2430)            (3,880)
Cash at Beginning of Period                                          2430             18,010
Cash at End of Period                                                   0             14,130

Summary of Non-Cash Investing and Financing Activities:                 0                  0

                   The accompanying Notes are an integral part
                    of these unaudited financial statements.

Applied Capital Funding, Inc.
Notes to Unaudited Financial Statements
For the Three Month Period Ended March 31, 1999

NOTE 1: UNAUDITED FINANCIAL INFORMATION

The unaudited financial information included for the three month periods ended March 31, 1999 and March 31, 1998 were taken from the books and records without audit. However, such information reflects all adjustments consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim periods presented. The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results expected for the year ended December 31, 1999.

NOTE 2: PREFERRED STOCK ISSUANCE

On January 14, 1999, the Board of Directors authorized the issuance of 160,000 shares of Preferred Stock in exchange for 13,362,000 shares of Common Stock previously issued and outstanding. The Common Stock was retired.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Since its inception on September 26, 1994, the Company has been engaged in the mortgage lending business. For the fiscal years ended December 31, 1995, 1996, 1997, and 1998, the Company realized total revenue from operations in the amounts of $60,424, $32, 038, $425, and $0, respectively. Management had planned to initiate a modest advertising campaign on the internet to seek refinancing mortgage lending business. However, as a result of internal management discussions and consultations with shareholders, management has decided to discontinue its historical operations and seek a business combination that will be likely to result in increased revenues to the Company. Management will evaluate prospective transactions based on profit and growth potential.

         The Company will serve as a shell company, defined as an inactive, publicly traded corporation with nominal assets and liabilities. With these characteristics, management believes that the company will be attractive to privately held companies interested in becoming publicly traded by means of a business combination with the Company, without offering their own securities to the public.

                          PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(b) REPORTS ON FORM 8-K. State whether any reports on Form 8-K were filed during the quarter for which this report is filed, listing the items reported, any financial statements filed and the dates of such reports.

         The Company filed a Current Report on Form 8-K on February 3, 1999 in connection with the Company's decision to retire 13,362,000 shares of Common Stock and to issue 160,000 shares of Preferred Stock in exchange. On January 29, 1999, the Directors authorized a forward 2 for 1 stock split of the Common Stock, resulting in 3,500,000 shares of Common Stock issued and outstanding.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Applied Capital Funding, Inc.
                                     ------------------------------------------
                                               (Registrant)



June 9, 1999                         /s/ Jeffrey L. Taylor, Vice President
------------------------------       ------------------------------------------
(Date)                                         (Signature)