Form 10QSB
period 1999-06-30
ON2COM INC
filed 1999-08-23
CIK 1045280

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                                   For the quarterly period ended June 30, 1999.

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.
                                   For the transition period from ____ to _____.

Commission file number 0-23171.


                                 ON2.COM INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Colorado                                       84-1280679
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

375 Greenwich Street, New York, NY                                         10013
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                                (212) 941-2400
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)
                         Applied Capital Funding, Inc.
      Suite 2000, 1177 West Hastings Street, Vancouver, BC Canada V6E 2K3
--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. / / Yes / / No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

23,000,000 as of June 30, 1999.

Transitional Small Business Disclosure Format (Check one):  / / Yes  /X/ No

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS.

The unaudited financial statements follow:


                                   CONTENTS
                                                                                                            Page
Consolidated Balance Sheets.............................................................................      4
Consolidated Statements of Operations, Six Months Ended June 30, 1999 and 1998..........................      5
Consolidated Statements of Operations, Three Months Ended June 30, 1999 and 1998........................      6
Consolidated Statements of Stockholders' Equity.........................................................      7
Consolidated Statements of Cash Flows...................................................................      8
Notes to Consolidated Financial Statements..............................................................     10


                                 ON2.COM INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                             June 30, 1999         December 31, 1998
                                                                               Unaudited               Unaudited
                                                                             ---------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                  $13,685,073             $ 1,227,706
   Accounts receivable                                                                600                  13,762
   Loans receivable from stockholders                                             302,614                 292,088
   Prepaid income taxes                                                            18,291                  15,342
   Prepaid expenses and other current assets                                      151,269                  10,959
                                                                             ---------------------------------------
Total current assets                                                           14,157,847               1,559,857

Fixed assets, net                                                                 302,786                 335,417
Licensed software, net of accumulated amortization of $33,333 and $25,000
   at June 30, 1999 and December 31, 1998 respectively.                            16,666                  25,000
Patent and Trademark costs, net of accumulated amortization of $145,973
   and $123,004 at June 30, 1999 December 31, 1998                                167,055                  90,024
Other assets                                                                      116,076                 116,076
                                                                             ---------------------------------------
Total assets                                                                  $14,760,430              $2,126,374
                                                                             ---------------------------------------
                                                                             ---------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Note payable to stockholder                                                $   329,624                $      -
   Accounts payable and accrued expenses                                          374,317                 190,614
                                                                             ---------------------------------------
Total current liabilities                                                         703,941                 190,614

Commitments and contingency - Note 5

Stockholders' equity:
   Series A Convertible preferred stock, no par value; 5,000,000 shares authorized; 2,000,000 shares issued and outstanding, (stated at
     liquidation value of $7.50 per share) (Note 3)                            15,000,000                       -
   Common Stock, no par value; 50,000,000 shares authorized:
     23,000,000 outstanding at June 30, 1999; 15,302,374 shares
     outstanding at December 31, 1998 - Notes 2 and 3                           6,480,246               7,171,013
   Accumulated deficit                                                         (7,423,757)             (5,235,253)
                                                                             ---------------------------------------
Total stockholders' equity                                                     14,056,489               1,935,760
                                                                             ---------------------------------------
Total liabilities and stockholders' equity                                    $14,760,430              $2,126,374
                                                                             ---------------------------------------
                                                                             ---------------------------------------


SEE ACCOMPANYING NOTES.

                                 ON2.COM INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                 Six Months Ended June 30
                                                                  1999              1998
                                                               Unaudited         Unaudited
                                                              ------------------------------
Revenues                                                      $    16,633       $   719,742
                                                              ------------------------------
Operating expenses
    Research and development                                      679,322           616,302
    Sales and marketing                                           478,766           546,190
    General and administrative                                  1,045,665         1,055,574
                                                              ------------------------------
       Total operating expenses                                 2,203,753         2,218,066
                                                              ------------------------------

Loss from operations                                           (2,187,120)       (1,498,324)

Other income (expense):
   Interest expense                                                  (754)             -
   Interest income and other                                       35,609            96,642
                                                              ------------------------------
                                                                   34,855            96,642
                                                              ------------------------------
Loss before provision for income taxes                         (2,152,265)       (1,401,682)
Provision for income taxes                                          2,119            49,902
                                                              ------------------------------
Net loss                                                      $(2,154,384)      $(1,451,584)
                                                              ------------------------------
                                                              ------------------------------

Loss per share - basic and diluted                                 $(0.13)           $(0.09)

Weighted average shares outstanding - basic and diluted        15,972,804        15,302,374


SEE ACCOMPANYING NOTES.

                                 ON2.COM INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                Three Months Ended June 30
                                                                  1999              1998
                                                               Unaudited         Unaudited
                                                              ------------------------------
Revenues                                                      $     9,015       $   474,673
                                                              ------------------------------
Operating expenses
    Research and development                                      376,042           317,189
    Sales and marketing                                           236,246           309,759
    General and administrative                                    584,663           499,649
                                                              ------------------------------
       Total operating expenses                                 1,196,951         1,126,597
                                                              ------------------------------

Loss from operations                                           (1,187,936)         (651,924)

Other income (expense):
   Interest expense                                                  -                 -
   Interest income and other                                       24,257            45,919
                                                              ------------------------------
                                                                   24,257            45,919
                                                              ------------------------------
Loss before provision for income taxes                         (1,163,679)         (606,005)
Provision for income taxes                                          2,005            26,027
                                                              ------------------------------
Net loss                                                      $(1,165,684)      $  (632,032)
                                                              ------------------------------
                                                              ------------------------------

Loss per share - basic and diluted                                 $(0.07)           $(0.04)

Weighted average shares outstanding - basic and diluted        16,635,866        15,302,374


SEE ACCOMPANYING NOTES.

                                 ON2.COM INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        SIX MONTHS ENDED JUNE 30, 1999


                                                   SERIES A
                                                  CONVERTIBLE
                                                PREFERRED STOCK                COMMON STOCK                                TOTAL
                                            ------------------------     -------------------------     ACCUMULATED     STOCKHOLDERS'
                                              SHARES        AMOUNT         SHARES         AMOUNT         DEFICIT          EQUITY
                                                                          (Note 3)
                                            ---------    -----------     ----------     ----------     -----------     -----------
Balance at December 31, 1998 -
  Notes 2 and 3                                                          15,302,374     $7,171,013     $(5,235,253)    $ 1,935,760

Sale of warrant to purchase Common Stock                                                     1,000                           1,000
Purchase and retirement Common Stock                          -            (302,374)      (340,000)                       (340,000)
Reverse merger with The Duck Corporation                                  8,000,000         34,120         (34,120)          -
Issuance of Series A Convertible
  preferred shares                          2,000,000    $15,000,000                                                    15,000,000
Expenses related to Series A Preferred
  share issuance                                                                          (385,887)                       (385,887)
Net loss for the period                                                                                 (2,154,384)     (2,154,384)
                                            ---------    -----------     ----------     ----------     -----------     -----------
Balance at June 30, 1999                    2,000,000    $15,000,000     23,000,000     $6,480,246     $(7,423,757)    $14,056,489
                                            ---------    -----------     ----------     ----------     -----------     -----------
                                            ---------    -----------     ----------     ----------     -----------     -----------


SEE ACCOMPANYING NOTES.

                                 ON2.COM INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           Six Months Ended June 30
                                                                           1999                1998
                                                                         Unaudited           Unaudited
                                                                        --------------------------------
OPERATING ACTIVITIES
Net loss                                                                $(2,154,384)        $(1,451,584)
Adjustments to reconcile net loss to
   net cash used in operating activities:
     Depreciation and amortization                                          107,325             108,240
     Changes in operating assets and liabilities:
       Accounts receivable                                                   13,162             (78,348)
       Prepaid income taxes                                                  (2,950)             (4,861)
       Prepaid expenses and other current assets                           (140,310)              9,600
       Other assets                                                             -              (100,000)
       Accounts payable and accrued expenses                                108,705            (178,112)
                                                                        --------------------------------
Net cash used in operating activities                                    (2,068,452)         (1,695,065)

INVESTING ACTIVITIES
Purchase of fixed assets                                                    (43,393)           (191,115)
Patents and trademarks                                                      (25,000)                -
Security deposits                                                               -                 4,924
                                                                        --------------------------------
Net cash used in investing activities                                       (68,393)           (186,191)

FINANCING ACTIVITIES
Proceeds from warrant to purchase Common Stock                                1,000                 -
Proceeds from sale of Series A Convertible preferred stock, net of
  expenses                                                               14,614,113                 -
Payments on note payable to stockholder                                     (10,375)                -
Loans to stockholders                                                       (10,526)             31,510
                                                                        --------------------------------
Net cash provided by financing activities                                14,594,212              31,510
                                                                        --------------------------------
Net (decrease) increase in cash and cash equivalents                     12,457,367          (1,849,746)
Cash and cash equivalents at beginning of period                          1,227,706           4,866,680
                                                                        --------------------------------
Cash and cash equivalents at end of period                              $13,685,073         $ 3,016,934
                                                                        --------------------------------
                                                                        --------------------------------


                                 ON2.COM INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NON-CASH INVESTING AND
  FINANCING ACTIVITIES


                                                                           Six Months Ended June 30,
                                                                           1999                1998
                                                                         Unaudited           Unaudited
                                                                        -------------------------------
Cash paid during the year for:
  Interest                                                              $       754         $       -
                                                                        -------------------------------
                                                                        -------------------------------
  Taxes                                                                 $     7,169         $    59,346
                                                                        -------------------------------
                                                                        -------------------------------


Effective June 9, 1999, the On2.com Inc. (the "Company") entered into a Separation and Release Agreement with an officer and shareholder. In connection with the agreement, the Company agreed to, among other things, repurchase 302,374 shares of the Company's Common Stock from the officer and shareholder at a price of $1.12 per share. The consideration to be paid for such shares will be used to offset certain notes and advances due from the officer and shareholder.

At June 30, 1999, $75,000 had been accrued as payable in regard to the purchase of a trade-name. The total cost of the trade-name was $100,000. The trade-name is being amortized over ten years.

SEE ACCOMPANYING NOTES.

                                 ON2.COM INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1  UNAUDITED FINANCIAL INFORMATION

The interim consolidated financial data are unaudited. However, in the opinion of management, the interim data include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair statement of the results for the interim periods. The financial statements included herein have been prepared by On2.com Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company's Form 8-K Report filed with the Securities and Exchange Commission on June 22, 1999 and amended on August 13, 1999.

NOTE 2  ORGANIZATION AND OPERATIONS

The Company, formed by the merger of The Duck Corporation ("Duck") into and with a subsidiary of Applied Capital Funding, Inc., a Colorado corporation, is developing a network of Web channels for broadband-enabled internet users, combining the classic elements of television with the interactivity of the Internet, utilizing proprietary video compression and streaming technology.

In connection with the merger, the Company changed its name from Applied Capital Funding, Inc. ("Applied") to On2.com Inc. The consolidated balance sheet at June 30, 1999 includes the accounts of On2.com Inc. and its wholly owned-subsidiary, The Duck Corporation. All intercompany accounts and transactions have been eliminated in consolidation.

The Company's Common Stock was listed on the American Stock Exchange on
June 30, 1999 and currently trades under the symbol "ONT." Prior to that time it was traded on the Over-the-Counter Bulletin Board operated by the National Association of Securities Dealers, Inc.

NOTE 3  MERGER WITH THE DUCK CORPORATION AND PRIVATE OFFERING OF PREFERRED STOCK

On June 15, 1999, Applied Capital Acquisition Corp., a Delaware corporation, a wholly-owned subsidiary of Applied Capital Funding, Inc., a Colorado corporation, merged (the "Merger") with and into The Duck Corporation, a Delaware corporation ("Duck"). On June 15, 1999, the Company issued 15,000,000 shares of its Common Stock to the holders of Duck's issued and outstanding shares of common stock in exchange for 100% of the issued and outstanding common stock of Duck. After the Merger, former Duck stockholders owned approximately 65% of the issued and outstanding Common Stock of the Company. The Merger has been accounted for as a reverse merger in which Duck is the accounting acquirer. The historical records of Duck became the historical records of the Company. Following the Merger, the business conducted by the Company is the business conducted by Duck prior to the Merger.

Prior to the Merger, the Company was a non-operating "shell" corporation. Pursuant to SEC rules, the Merger of a private operating company (Duck) into a non-operating public shell corporation with nominal net assets is considered a capital transaction and has the consequences referred to in the following paragraph. The accounting is identical to that of a reverse merger but there are no material assets, liabilities or operations included with those of Duck beginning June 15, 1999.

Historical operations of the Company include only those operations of Duck. Historical stockholders' equity and loss per share prior to the Merger have been retroactively restated for the equivalent number of shares received in the merger after giving effect to the difference in par value of Duck's common stock ($.001 par value) and Applied's Common Stock (no par value). Duck common stock outstanding prior to the Merger has been converted, as of December 31, 1998, to an equivalent number of shares of On2.com Inc. that were issued to Duck stockholders as a consequence of the Merger. Common stock acquired by Duck prior to the merger from an officer and stockholder, pursuant to the Separation and Release Agreement, was converted to equivalent On2.com Inc. common shares at December 31, 1998.

Coincident with the Merger, the Company issued 2,000,000 preferred stock purchase units (the "Units") pursuant to Rule 506 under the Securities Act of 1933, as amended, for an aggregate purchase price of $15,000,000 (the "Unit Offering") in a private offering.

Each Unit consists of one share of no par value, Series A Convertible Preferred Stock and a warrant to purchase 1.114404 shares of Common Stock of the Company at an exercise price of $3.14 per share. Each share of Series A Preferred Stock is non-voting and may be converted at the holder's option, at any time, into one share of Common Stock of the Company. The conversion rate will be adjusted for stock splits, stock dividends and similar events.

The Series A Convertible Preferred Stock includes a liquidation preference. In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of shares of Series A Convertible Preferred Stock are entitled to receive an amount per share equal to the original purchase price of $7.50. The current total liquidation preference is $15,000,000.

Prior to the Merger, The Travelers Insurance Company ("Travelers"), a subsidiary of Citigroup Inc., held approximately 27% of Duck's voting equity securities on a fully diluted basis. In connection with the offering of the Units, Travelers purchased from the Company 400,000 Units for an aggregate purchase price of $3,000,000. In addition, prior to the Merger, Travelers purchased 1,600,000 shares of Common Stock of the Company from existing stockholders in privately negotiated transactions. Following consummation of the Merger and after giving effect to the foregoing purchases, Travelers holds approximately 20.4% of the outstanding Common Stock of the Company and 20.4% of the total outstanding voting stock of the Company. Prior to the Merger, Jack L. Rivkin, Executive Vice President of Citigroup Investments, Inc., was a member of the board of directors of Duck. Pursuant to the terms of the Merger agreement, Mr. Rivkin was appointed to serve on the board of directors of the Company.

Costs of $385,887 related to the issuance of the Series A Convertible Preferred Stock were paid at the closing.

NOTE 4  FISCAL YEAR END

The Company's fiscal year end is December 31. The fiscal year end of Duck was September 30. After the Merger the Company will continue to report on its December 31 fiscal year-end schedule. Under SEC reporting rules, this results in the requirement for a "transition report" to reconcile Duck's audited twelve months results to the December 31 year-end. The report will include audited financial statements for the three months ended December 31, 1998. The transition report will be filed within 90 days of the Merger.

NOTE 5  CONTINGENCY

The Company was a defendant in a lawsuit regarding an alleged breach of contract that sought damages in the millions of dollars. The Company denied the substantive allegations and contested the case vigorously. In September 1998, the court ruled in the Company's favor on most issues and awarded the plaintiff $60,000, plus interest. Accordingly, prior to the period covered by this report, the Company accrued and paid $88,976 relating to this matter. However, the plaintiff has appealed the ruling. An unfavorable result on appeal could have a material adverse effect on the Company's results of operations, cash flows and financial condition. See Item 1, "Legal Proceedings" in Part II of this filing.

NOTE 6  STOCK OPTIONS

Effective May 25, 1999, the Company adopted its 1999 Stock Option Plan (the "Plan") and reserved for issuance thereunder 4,000,000 shares of the Company's Common Stock. The options may be granted to employees, consultants, advisors and other persons providing goods or services and may be granted at not less than the fair market value of the Common Stock at the date of grant. Cancelled options are available for future grant. The number of options granted, the option price, the term of the option and the vesting periods are determined by the board of directors.

As of the Merger date, all outstanding options to purchase Duck common stock were converted into options to purchase Common Stock of the Company. Duck employee stock options to purchase an aggregate of 1,802,000 shares of Duck common stock were converted into options to purchase 1,602,580 shares of the Company's Common Stock. The number of options and exercise price for converted options were determined according to the same formula that was used to convert issued and outstanding Duck Common Stock in connection with the Merger. Options were converted as follows:

(i) 557,613 shares of Company Common Stock at an exercise price of $.88 per share
(ii) 570,952 shares of Company Common Stock at an exercise price of $1.12 per share
(iii) 474,014 shares of Company Common Stock at an exercise price of $2.25 per share

In addition, in conjunction with the Merger, the Company granted 455,000 options to new employees at an exercise price of $1.50 per share
(representing fair market value at the time of the grants).

The outstanding options vest over a period of 3 to 36 months. At June 30, 1999, 765,319 options were vested.

The Company measures compensation cost for employee stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Compensation expense is recognized only if the market price of the underlying stock exceeds the exercise price of stock options on the date of grant.

NOTE 7  WARRANTS

As of the Merger, all outstanding warrants to purchase Duck common stock were converted into warrants to purchase Common Stock of the Company. Warrants to purchase an aggregate of 2,552,974 shares of Duck common stock at an exercise price of $3.917 and one warrant to purchase 175,000 shares of Duck common stock at an exercise price of $2.79 were, after giving effect to certain anti-dilutive provisions, converted into warrants to purchase an aggregate of 3,343,211 shares of the Company's Common Stock at an exercise price of $3.14.

At June 30, 1999, the Company has reserved 5,572,019 shares of its Common Stock for issuance upon exercise of outstanding warrants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This document contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. In this regard, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements contained in this Form 10-QSB. In evaluating the Company's business, you should give careful consideration to the information set forth below under the caption "Risk Factors That May Affect Future Operating Results," in addition to the other information set forth herein.

The inclusion of the forward-looking statements should not be regarded as a representation by the Company, or any other person, that such forward-looking statements will be achieved. Although we believe the that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. We undertake no duty to update any of the forward-looking statements, whether as a result of new information, future events or otherwise. In light of the foregoing, readers are cautioned not to place undue reliance on the forward-looking statements contained in this report.

OVERVIEW

On2.com Inc. is developing a network of Web channels for broadband-enabled consumers combining the classic elements of television with the interactivity of the Internet. Leveraging proprietary video streaming and compression technology, the On2.com network will initially provide a range of video-centric information and entertainment in such areas as movies, games, music and travel. The Company plans to launch its initial Web channel, On2Movies, in the fourth quarter of 1999. Additional Web channels will follow in 2000.

Founded in 1992, the Company developed and marketed video compression/decompression software technology ("codecs") that enabled developers of computer video games, video games for dedicated video game consoles and multi-media presentations on computers to convert an analog video signal to a digital video signal, and to compress the signal for storage and playback on the required device. The Company also developed its own proprietary video streaming technology, enabling delivery of high quality video signals over high bandwidth networks. Additionally, the Company developed technology allowing for real-time capture, compression and storage of digital video signals.

Historically, substantially all of the Company's revenue was derived from a few large technology licensing agreements whereby the Company received non-refundable advances against future royalties based on sales by the licensee, or outright license of certain elements of the Company's technology. With video codecs rapidly becoming a low-priced or even free commodity, the Company determined that reliance on its historical business model placed serious constraints on potential growth. The Company's current software technology enables distribution of television quality video signals to broadband Internet users (those with Internet connections faster than 250 kilobits per second). Perceiving consumer broadband Internet usage to be the next high growth Internet market, the Company elected to exploit its technology's commercial possibilities by creating a unique, broadband-focused, video-enhanced, advertiser and e-commerce supported Web destination, rather than to rely solely on its existing technology licensing model. Management recognized that directing the Company's efforts to build the On2.com network would have a negative short-term impact on revenue, but believed it was warranted by the potential long-term opportunity.

On June 15, 1999, Applied Capital Acquisition Corp., a Delaware corporation, a wholly-owned subsidiary of Applied Capital Funding, Inc., a Colorado corporation, merged (the "Merger") with and into The Duck Corporation, a Delaware corporation ("Duck"). On June 15, 1999, the Company issued
15 million shares of its Common Stock to the holders of Duck's issued and outstanding shares of common stock in exchange for 100% of the issued and outstanding common stock of Duck. After the merger, former Duck stockholders owned approximately 65% of the issued and outstanding Common Stock of the Company. The merger has been accounted for as a reverse merger in which Duck is the accounting acquirer. The historical records of Duck became the historical records of the Company.

Following the Merger, the business conducted by the Company is the business conducted by Duck prior to the Merger. In conjunction with the Merger, the Company changed its name to "On2.com Inc." Additionally, on June 30, 1999, the Company listed its shares on the American Stock Exchange under the symbol, "ONT." Prior to that time its shares were traded on the Over the Counter Bulletin Board operated by the National Association of Securities Dealers, Inc.

In view of the rapidly evolving nature of its business and its limited operating history, the Company has little experience forecasting its revenues. Therefore, the Company believes that period-to-period comparisons of financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. To date, the Company has incurred substantial costs to create technology and services. The Company will continue to incur costs to develop content, introduce and enhance services, build brand awareness and grow the business. The Company may also incur significant additional costs and expenses related to content creation, technology, marketing or acquisitions of businesses and technologies to respond to changes in this rapidly changing industry. These costs may not correspond with any meaningful increases in revenues in the near term.

RESULTS OF OPERATIONS

Six Months Ended June 30, 1999 Compared To Six Months Ended June 30, 1998

Revenue

Net revenues of $16,663 and $719,742 for the six months ended June 30, 1999 and 1998 respectively, were derived primarily from the sale and/or licensing of the Company's TrueMotion-Registered Trademark- technology. For the six months ended June 30, 1998, approximately 84% of the Company's revenue was derived from one customer, Sega Enterprises, Ltd. and its subidiaries ("Sega"). 46% of revenue was earned from royalties paid pursuant to license agreements with Sega, and 38% of revenue was a non-refundable advance from Sega against future royalties. Future royalty payments from Sega are dependent on Sega recouping its advances to the Company. There can be no assurance that Sega will use the Company's technology in developing content for its systems, nor is it possible to predict when, if ever, Sega will recoup the advances already paid. An additional customer accounted for 10% of the Company's revenue. The balance of revenue was sales of individual licenses to content developers.

During the six months ended June 30, 1999, the Company devoted substantially all its efforts to building the On2.com network, developing the technology to operate the site, attracting the investment to fund its efforts and hiring the required staff.

Future revenue will be derived from the On2.com network and the licensing of the associated technology to other companies. The Company's business model is based on deriving revenue from advertising and sponsorship agreements with major product and brand advertisers on the On2.com network, from the sales of goods and services to users and from sales commissions from the sale of goods and services on behalf of other companies. In addition, the Company expects to generate revenue from the licensing of the Company's technology to other companies, and providing consulting services to these licensees and other services, including hosting video for others on the Company's server network. The Company plans to introduce its first Web channel, On2Movies, in the fourth quarter of 1999.

Operating expenses

The Company's operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Operating expenses of $2,203,753 for the six months ended June 30, 1999 decreased less than 1% from the same period in 1998.

Research and development expenses consist primarily of salaries and related expenses for personnel and fees to outside contractors and consultants. Research and development expenses for the six months ended June 30, 1999 of $679,322 increased approximately $63,020 or 10% from the same period in 1998, reflecting the additional costs incurred in developing new technology.

Research and development expenses to date have been focused on continuing development of technology to deliver television quality video signals to broadband Internet users, and the construction of the On2.com network. For the six months ended June 30, 1999, substantially all of the Company's research and development effort was directed to these activities. For the six months ended June 30, 1998, the Company's efforts were primarily directed to completing development of technology licensed to Sega and continuing development of technology to be used on the On2.com network. The Company expects research and development costs to continue to increase in coming periods as development efforts continue on the On2.com network Web channels and on the technology to operate the business.

Sales and marketing expenses for the six months ended June 30, 1999 of $478,766 decreased $67,424 or 12% from the year earlier period as the Company reduced the number of employees engaged in marketing activities as it redirected its efforts to develop the On2.com network. The sales and marketing expenses consist primarily of salaries related to developing business arrangements with prospective partners, creating awareness of new services and costs of communicating to the industry and potential users.

General and administrative expenses consist primarily of salaries and related personnel expenses, rent, accounting and legal services and general operating expenses. For the six months ended June 30, 1999, general and administrative expenses decreased $9,909 or less than 1% due to general cost controls employed by the Company.

As the Company expands its business in 1999 and beyond, its research and development, sales and marketing, and general and administrative expenses will increase substantially. Research and development expenses will increase as the company adds engineers and outside consultants to its technology and Web development teams. Sales and marketing expenses will increase as the Company adds additional business development, sales and marketing personnel to build business relationships, sell advertising time and build brand awareness. In addition, advertising and public relations expenses will increase as the Company invests to grow its business. General and administrative expenses will increase as the Company continues to build its management infrastructure, including additional personnel, office space and internal information systems.

From January 1999 to May 1999, the Company added three additional employees. In June 1999, the Company hired nine additional employees in order to accelerate the growth of the business. The Company expects this trend to continue.

Other income (expense)

Other income (primarily interest income) of $35,609 for the six months ended June 30, 1999 decreased $61,033 or 63% from $96,642 for the same period last year primarily from the use of cash to support the operations of the business prior to the issuance of 2,000,000 preferred stock Units on June 15, 1999. See notes 2 and 3 to Financial Statements included herein.

Provision for income taxes

The provision for income taxes consists of foreign taxes withheld at source upon payment of royalties by a foreign licensee. The decrease in taxes from $49,902 for the six months ended June 30, 1998 to $2,119 for the six months ended June 30, 1999, a decrease of $47,783 or 96%, reflects the decrease in revenue received from Sega noted under the caption "Revenue" above.


Three Months Ended June 30, 1999 and 1998

Revenue

Net revenues for the three months ended June 30, 1999 of $9,015 decreased $467,658 or 99% from the same period in 1998 for the same reasons disclosed above in the discussion of results for the six months ended June 30, 1999.

For the three months ended June 30, 1999, substantially all of our revenue was derived from sales of individual licenses to content developers. During this period, the Company devoted substantially all its efforts to building the On2.com network, developing the technology to operate the site, attracting the investment to fund its efforts and hiring the required staff.

Operating expenses

Operating expenses of $1,196,951 for the three months ended June 30, 1999 increased $70,354 or 6% from the same period in 1998.

Research and development expenses, which consist primarily of salaries and related expenses for personnel and fees to outside contractors and consultants, of $376,042 for the three months ended June 30, 1999, increased approximately $58,853 or 19% from $317,189 for the three months ended June 30, 1998, reflecting the additional costs incurred in developing new technology.

Sales and marketing expenses for the three months ended June 30, 1999 of $236,246 decreased $73,513 or 24% from $309,759 for the year earlier period as the Company reduced the number of employees engaged in marketing activities as it redirected its efforts to develop the On2.com network. The sales and marketing expenses consist primarily of salaries and personnel related expenses related to developing business arrangements with prospective partners, creating awareness of its new services and costs of communicating to the industry and potential users and is expected to increase as we build the business.

General and administrative expenses, which consist primarily of salaries and related personnel expenses, rent, accounting and legal services and general operating expenses, were $584,663 for the three months ended June 30, 1999, an increase of $85,014 or 17% from $499,649 for the same period in the prior year. The increase is due primarily to the costs of recruiting additional staff added in June. These costs are expected to continue to increase as we grow the Company.

Other income (expense)

Other income, primarily interest income, of $24,257 for the three months ended June 30, 1999 decreased $21,662 or 47% from $45,919 for the same period last year, primarily from the use of cash to support the operations of the business prior to the issuance of 2,000,000 preferred stock Units on June 15, 1999. See notes 2 and 3 to Financial Statements included herein.


Provision for income taxes

The provision for income taxes consisting primarily of foreign taxes withheld at source, of $2,005 for the three months ended June 30, 1999 decreased $24,022 or 92% from $26,027 for the same period in 1998, reflecting the decrease in revenue received from the major foreign customer noted under the caption "Revenue" above for the six months ended June 30, 1999.


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999, the Company had cash and cash equivalents of $13,685,073 compared to $1,227,706 at December 31, 1998.

The Company's capital requirements have been, and will continue to be, significant. Since inception, On2.com Inc. has financed its operations primarily through sales of stock. Through June 30, 1999, On2.com Inc. had raised $22,000,000 from the sale of preferred stock and Common Stock. At June 30, 1999, the principal source of liquidity for the Company was $13,685,073 of cash and cash equivalents.

For the six months ended June 30, 1999 and 1998, the Company used significant cash in operating activities. Cash used in operating activities for the six months ended June 30, 1999 and 1998 was $2,068,452 and $1,695,065 respectively. Cash used in operating activities in the first six months of 1999 compared to 1998 increased primarily as a result of reduced revenue to offset expenses.

Cash used by investing activities for the six months ended June 30,1999 of $68,393 was used for the acquisition of fixed assets and the initial payment for the acquisition of a trade name. Cash used in investing activities for the six months ended June 30, 1998 of $186,191 primarily was used for the acquisition of fixed assets, offset by the refund of a security deposit. The Company expects to expend significant amounts for equipment, software and fixtures over the next 24 months.

Cash provided by financing activities was $14,594,212 for the six months ended June 30, 1999 and represents the proceeds received from the preferred stock offering reduced by payments on a note to a stockholder and increased loans to a stockholder. For the six months ended June 30, 1998, cash from financing activities consisted of a reduction in a loan to a stockholder.

The Company will continue to build the On2.com network, develop its technology and hire additional employees. Thus, the Company expects its monthly operating costs to increase substantially. To finance expenses, the Company intends to rely on its existing cash and cash equivalents, which the Company believes will be sufficient to meet the Company's currently foreseeable working capital and capital expenditure requirements for the next 12 months. During this period, there can be no assurance that the Company will not require additional funding. The Company may pursue additional public or private debt or equity financing to finance future growth. There can be no assurance that the Company will be able to acquire such additional funding on terms acceptable to the Company, or at all.

IMPACT OF YEAR 2000

Many computer systems and software products are coded to accept only two-digit entries in date code fields. Beginning the year 2000, these date code fields will need to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by many companies may need to be upgraded to comply with "Year 2000" requirements. Although the Company believes that its network is Year 2000 compliant, it may discover coding errors or other defects in the future.

The Company provides technology and applications to others and also relies on third party off-the-shelf operating systems and applications from others in the operation of its business. The Company has substantially completed assessment of its internal and external (third-party) computer systems and products. At this point in this assessment, the Company is not aware of any Year 2000 problems relating to systems that it operates or that are operated by third parties that would have a material effect on the Company's business, results of operations or financial condition, without taking into account efforts to avoid such problems. Based on the Company's assessment to date, it does not anticipate that costs associated with remediating any non-compliant computer systems or products will exceed $100,000, although there can be no assurance to that effect. Any such cost will be funded through operating cash flows. To date, the Company has not incurred any significant costs related to the assessment of, and preliminary efforts to comply with, its Year 2000 review and the development of a remediation plan. The Company does not currently expect that the Year 2000 issue will materially adversely affect its financial condition or results of operations.

The Company also relies on third party software and hardware systems to operate its internal network, some or all of which could contain coding which is not Year 2000 compliant. These systems include server software used to operate the network servers, software controlled routers, switches and other components of the data network, firewall, security, monitoring and back-up software used by the Company. In each case, the Company employs widely available software applications from leading third-party vendors and expects that such vendors will provide any required upgrades or modifications in a timely fashion. However, if any third party software suppliers fail to provide Year 2000 compliant versions of the software, the Company's operations, including its internal network, could be disrupted.

Year 2000 compliance problems also could undermine the general infrastructure necessary to support the Company's broadband Internet operations. For instance, the Company depends on third-party Internet service providers ("ISPs") and hosting centers to provide connections to the Internet and to customers. Any interruption of service from ISPs or hosting centers could result in a temporary interruption of our services. The Company has attempted to address this risk by obtaining the same service capacity from multiple ISPs. Any interruption in the security, access, monitoring or power systems at the ISPs or hosting centers could result in an interruption of services. Moreover, it is difficult to predict what effects Year 2000 compliance problems will have on the integrity and stability of the Internet. If businesses and consumers are not able to reliably access the Internet, the demand for the Company's services could be disrupted, resulting in an adverse impact to the Company's business, financial condition and results of operations.


RISK FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS


Potential Fluctuations of Quarterly Operating Results; Unpredictability Of Future Revenue; Expected Future Losses

Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. These factors include:

     - the early stage of our development
     - the level of Web usage;
     - the level of broadband usage;
     - traffic levels on our Web channels;
     - the demand for advertising on our Web channels as well as on the Web in general;
     - our ability to enter into or renew key agreements;
     - fees we may pay for distribution or content agreements or other costs we incur as we expand our operations;
     - competitive factors;
     - technical difficulties or system downtime affecting the Web generally or the operation of our Web channels; or
     - economic conditions specific to the Web as well as general economic conditions.

As a result of these factors, our operating results for any particular quarter may not be indicative of future operating results.

We expect that over time our revenues will come from a mix of advertising, e-commerce relationships, licensing of our technology, consulting services and hosting of video on our network of servers. Initially, our quarterly revenues and operating results are likely to be particularly affected by the level of our advertising revenue in each quarter. Our cost structure could also change dramatically as we increase the number of Web channels in operation. Any shortfall in our revenues would have a direct impact on our operating results for a particular quarter and these fluctuations could affect the market price of our Common Stock in a manner unrelated to our long-term operating performance.

We have incurred operating losses in each fiscal quarter in the last twelve months. We expect operating losses and negative cash flows to continue for the foreseeable future as we intend to increase significantly our operating expenses to grow our business.


Dependence on Growth In Broadband Internet Usage

Our market is new and rapidly evolving. Our business would be adversely affected if broadband Web usage does not continue to grow. Broadband Web usage may be inhibited for a number of reasons, such as 1) inadequate network infrastructure; 2) security concerns; 3) inconsistent quality of service; and
4) availability of cost-effective, high-speed service.


Need To Establish And Maintain Strategic Relationships With Content Providers

To build our broadband network, we must:

- present sufficiently attractive content to draw broadband users to our network on a regular basis,
- keep broadband users at our site long enough on each visit to expose them to targeted advertising and e-commerce opportunities, and
- develop relationships with content owners to obtain sufficient and current content.

There is no assurance that we will be successful in obtaining the content needed to build and maintain an attractive destination Web site.


Broadband Network Costs and Management

The services we are building require high-bandwidth access to the Internet and delivery of data volumes that may be higher than most service providers are commonly delivering. While we are confident we can overcome the technical and business hurdles inherent in establishing a network of this nature, there can be no assurance we will be successful in obtaining the bandwidth required to provide our services, or obtain it at economical cost.


Technology Development

Launch of the On2.com network requires completion of our proprietary technology. While management is confident the technology development can be completed on schedule, there can be no assurance we will be able to complete our development in time or acquire alternate technology adequate to launch our services without delays.

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Duck Corporation ("Duck") is a defendant in a litigation matter entitled EDWARD BOTWINICK V. THE DUCK CORPORATION ET AL., Index No. 60250/96. The matter was commenced on or about May 14, 1996 in Supreme Court, New York County.

The underlying basis of Botwinick's complaint was that Duck allegedly breached an agreement entered into between Duck and Botwinick, pursuant to which Botwinick agreed to act on behalf of Duck as Chairman of the Board, in exchange for shares of stock in Duck.

The plaintiff's complaint contains four causes of action: (1) breach of contract, (2) unjust enrichment by Duck, (3) fraud, and (4) unjust enrichment by certain individual defendants. The complaint seeks damages in the amount of $1,950,000 for each cause of action, together with punitive damages in the amount of $2,000,000.

The defendants filed an answer denying the substantive allegations of the complaint and moved for an order granting partial summary judgement dismissing Botwinick's second, third and fourth causes of action. In addition, the motion sought to set the valuation date of any percentage entitlement at October 18, 1993, rather than a current valuation. Defendants' motion was granted in all respects.

The remaining matter was tried in September, 1998, at which time Botwinick was found to have been validly terminated by Duck. The Court found that Botwinick's damages were limited to $60,000, together with interest from October 18, 1993. Pursuant to this judgement, the Company accrued and paid to Botwinick $88,976.

Botwinick has filed notices of appeal with respect to the dismissal of his causes of action, as well as the trial decision as it relates to the valuation of Duck and Botwinick's termination by Duck. Duck has cross-appealed with respect to its valuation and denial of its application for legal fees. An unfavorable result could have a material adverse effect on the Company's results of operations, cash flows and financial condition.


ITEM 2.  CHANGES IN SECURITIES

The description of the preferred stock units issued on June 15, 1999, included in the footnotes to the financial statements of Item 1 of Part I, to this Form 10-QSB, is incorporated by reference, pursuant to the provisions of this Form.

The preferred stock units were sold to accredited investors, without registration, pursuant to Rule 506 under the Securities Act of 1933.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of shareholders was held, pursuant to a proxy statement mailed on May 22, 1999. The meeting occurred on June 1, 1999. The sole item of business was approval of an amendment to the Company's articles of incorporation to change the Company's name from Applied Capital Funding, Inc. to On2.com Inc. The matter passed by a majority of eligible votes, as required by Colorado law.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(b) REPORTS ON FORM 8-K. State whether any reports on Form 8-K were filed during the quarter for which this report is filed, listing the items reported, any financial statements filed and the dates of such reports.

The Company filed a Current Report on Form 8-K on June 22, 1999 in connection with the Company's merger with The Duck Corporation. Items reported included details of the merger transaction, audited financial statements for the fiscal year ended September 30, 1998 of The Duck Corporation, the acquired company, unaudited interim financial statements of The Duck Corporation for the quarter ended March 31, 1999, and proforma conformed Statements of Operations of the combined companies for the years ended December 31, 1998 and 1997. This filing was amended on August 13, 1999.

The Company filed a Current Report on Form 8-K on July 7, 1999 in connection with the listing of its Common Stock on the American Stock Exchange.

The Company filed a Current Report on Form 8-K on August 2, 1999 in connection with its change in auditors. This filing was amended on August 9, 1999.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     On2.com Inc.
                                       -----------------------------------------
                                                     (Registrant)


August 23, 1999                        /s/ Barry M. Shereck
------------------------               -----------------------------------------
(Date)                                               (Signature)
                                       Barry M. Shereck
                                       Chief Financial Officer