Form 10KSB
period 1999-06-30
ON2COM INC
filed 1999-09-28
CIK 1045280

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[ ]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

[X]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

         For the transition period from October 1, 1998 to December 31, 1998.

Commission file number 0-23171.


                                  ON2.COM INC.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Colorado                                  84-1280679
------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

375 Greenwich Street, New York, NY                    10013
------------------------------------------------------------------------------
(Address of principal executive offices)            (Zip Code)

                               (212) 941-2400
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

             Securities Registered Pursuant to Section 12(b) of the Act:

                                    COMMON STOCK

             Securities Registered Pursuant to Section 12(g) of the Act:

                                        NONE


------------------------------------------------------------------------------

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                      [X] Yes    [ ] No

------------------------------------------------------------------------------

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for the 6 months ended June 30, 1999, were approximately $16,633.

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on the American Stock Exchange on September 23, 1999, was approximately $104,311,733.

                  APPLICABLE ONLY TO CORPORATE ISSUERS:

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

23,008,893 as of August 31, 1999.

Transitional Small Business Disclosure Format (Check one):    [ ] Yes   [X] No

                              TABLE OF CONTENTS

ITEM 1      DESCRIPTION OF BUSINESS..................................................................................4


ITEM 2      DESCRIPTION OF PROPERTY.................................................................................10


ITEM 3      LEGAL PROCEEDINGS.......................................................................................10


ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................................11


ITEM 5      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS................................................11


ITEM 6      MANAGEMENT'S DISCUSSION AND ANALYSIS....................................................................12


ITEM 7      FINANCIAL STATEMENTS....................................................................................19


ITEM 8      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE....................19


ITEM 9      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
EXCHANGE ACT........................................................................................................20


ITEM 10        EXECUTIVE COMPENSATION...............................................................................22


ITEM 11        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......................................25


ITEM 12        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................................................26


ITEM 13        EXHIBITS LIST AND REPORTS ON FORM 8-K................................................................26

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

         On2.com Inc. ("On2.com" or the "Company") is developing a network of Web channels for broadband-enabled consumers that combines television-quality video with the interactive capabilities of the Internet. The Company leverages proprietary video streaming and compression technology to provide a range of video-based information and entertainment. We believe On2.com is positioned to be one of the pioneers and first-movers in the broadband market. The first channel, On2Movies, is planned to launch in the fourth quarter of 1999. Additional channels will follow in 2000.

         The On2.com broadband network will be powered by the Company's video compression and streaming software, TrueMotionR VP3. This software permits users to view full-motion, television-resolution video in an interactive environment, using standard Web browsers. The Company developed this technology to enable fully interactive, on-demand video services over the Internet with superior video quality, reduced waiting time, and improved handling of network problems associated with the Internet. This service will be available to users of cable modems, advanced DSL modems operating over telephone lines, and high-speed satellite and direct wireless Internet services.

         Until 1998, the Company was primarily engaged in the development, production, and distribution of video compression/decompression software technology ("codecs") that enabled developers of computer video games and multi-media presentations to convert analog video signals into digital video signals, and to compress the signal for storage and playback. Perceiving consumer broadband Internet usage to be the next high growth Internet market, the Company elected to exploit its technology's commercial possibilities by creating a unique, broadband-focused, video-enhanced, web destination.

INDUSTRY OVERVIEW

       GROWTH OF BROADBAND ACCESS TO HOME

         The market for high-speed, or broadband access to the Internet from home is expanding at a rapid pace. According to Forrester Research, AN industry research firm, more than 5 million U.S. households are expected to have broadband Internet access via cable modems, DSL telephone lines or direct satellite by the end of 2000, increasing to almost 19 million households by the end of 2002. These broadband systems typically allow sustained data transfer to the user of at least 256,000 bits per second, or approximately 5 times the access speed of the fastest standard narrowband modems.

         This increase in Internet access speed is paralleled by a quickening pace of development in both technology and content available to users of the World Wide Web. New technologies such as video and audio streaming enable the creation of new forms of content, combining aspects of traditional, narrowband web design (including text, graphics, and hyper-links) with the video-based production concepts of television.

         While this market is growing rapidly, it presently accounts for less than 2% of the Internet users online today. Accordingly, most companies involved in the development of technology and content for the Web are focusing on solutions that are intended to provide an acceptable experience for the predominant narrowband customer, while offering an improved version of the same experience to broadband users.

       GROWTH OF ONLINE COMMERCE

         The Internet is dramatically affecting the methods by which consumers and businesses are buying and selling goods and services. The Web provides online merchants with the ability to reach a global audience and to operate with minimal infrastructure, reduced overhead and greater economies of scale, while providing consumers with a broad selection, increased pricing power and unparalleled convenience. As a result, a growing number of consumers are transacting business on the Web, including trading securities, buying consumer goods, paying bills and purchasing airline tickets. IDC estimates that approximately 28% of Web users purchased goods or services over the Web in 1998 and that approximately 40% of Web users will make online purchases in 2002. Jupiter Communications estimates that retail consumer purchases of goods and services over the Internet will increase from $5.0 billion in 1998 to $29.4 billion in 2002. The Company believes that as electronic commerce expands, advertisers and direct marketers will increasingly use the Web to advertise products, drive traffic to their Web sites, attract customers and facilitate transactions.

       GROWTH OF INTERNET ADVERTISING

         The Web is evolving into an important medium for advertisers due to its interactive nature, global reach, rapidly growing audience and the expected increase in online commerce. Unlike more traditional advertising methods, the Web gives advertisers the potential to target advertisements to broad audiences or to selected groups of users with specific interests and characteristics. The Web also allows advertisers and direct marketers to measure the effectiveness and response rates of advertisements and to track the demographic characteristics of Web users. The interactive nature of Web advertising enables advertisers to better understand potential customers, and to change messages rapidly and cost effectively in response to customer behavior and product availability.

         The Company anticipates a significant increase in online advertising. Forrester Research estimates that the dollar value of Internet advertising in the U.S. will increase from $1.3 billion in 1998 to $10.4 billion in 2003, representing a 52% compounded annual growth rate. International online ad spending is expected to grow from $0.2 billion in 1998 to $4.7 billion in 2003, representing an 87% compounded growth rate. By comparison, Broadcasting & Cable estimates that $130 billion was spent in 1998 on traditional media advertising in the U.S., including television, radio, outdoor and print. Until recently, the leading Internet advertisers have been technology companies, search engines and Web publishers. However, many of the largest advertisers utilizing traditional media, including consumer products companies and automobile manufacturers, are expanding their use of online advertising. We believe that online advertising will continue to capture an increasing share of available advertising dollars and that this trend will drive demand for online ad inventory and for sophisticated Internet advertising solutions.

         The Company believes that significant opportunities exist for those willing to focus exclusively on broadband technology and content. By providing services and capabilities that are not possible in a narrowband environment, the Company expects to expand its reputation as a leading innovator in broadband Internet technology, content, and distribution.

STRATEGY

         The Company's strategy is to position itself as the early leader in broadband Internet content and technology. We plan to achieve this through our exclusive focus on the development of broadband content, our technological expertise in video-compression and streaming software, and our early and aggressive entrance into the market.

         We have developed proprietary video codecs that can deliver television-quality video over the Internet at low enough data rates to allow broadband users to access and view this video at feasible data rates. We believe this technology will provide us with an early opportunity to develop relationships with advertisers and content partners that will provide a sustainable revenue base into the future.

         The Company has identified general types of presentations that are likely to be its best path to commercial success. These forms of content include services related to consumer entertainment and leisure such as movies, travel, music, and video games. The strengths of these services, as revealed by market research, are their ability to produce multiple revenue streams; their propensity to generate repeat visits; the value to each category of high-quality video as an information medium; and their broad consumer appeal.

       We have developed a demonstration version of our technology and interface and expect to launch our first commercial On2.com channel, On2Movies, by the end of 1999. We plan to add additional channels in the future, with timing to depend on partnerships with third parties and funding schedules.

       To establish leadership in the broadband market, we plan to:

       - Source or acquire media properties designed for broadband consumers.

       - Leverage the popularity of each channel to cross-promote the others.

       - Leverage the demand for broadband content to create partnerships with broadband providers, such as cable modem services, DSL providers, Direct Satellite Services, etc.

       - Provide a baseline of features equal to what is now received from low-bandwidth channels

       - Enhance our channels with broadband features not available over low- bandwidth connections to create a competitive advantage.

       BUSINESS SERVICES

         With our broadband content sites and network infrastructure in place, we expect that we may create demand for our technology and expertise in the marketplace. We will also offer our technical expertise to others as soon as is practical after the launch of the On2.com network.

       To offer broadband platform solutions to our potential customers and partners, we will:

       - Leverage the experience garnered through our own broadband channels to refine our core video-compression technology, client/server architecture and publishing tools.

       - Promote the popularity and broadband capabilities of our channels to demonstrate our technology to potential customers.

       - Create a dedicated team to market and sell our broadband technologies.

        On2.com is expending considerable resources to implement the infrastructure necessary to deliver content to broadband customers a very high level of service and quality at a low cost. This infrastructure initially will consist of a number of computer servers, strategically located at specific points on the Internet in order to maximize our capacity to serve broadband Internet customers. In addition, we propose to co-locate servers with select broadband service providers, increasing capacity and reducing the cost of delivery. The combination of our proprietary technology and our server network represents a significant strategic asset that management believes may be used to create new opportunities for revenue growth. We expect to profit from this investment in the form of technology licensing fees, fees for consulting services provided in conjunction with deployment of the technology, and fees for hosting and serving the content on the network.

       STRATEGIC INITIATIVES

         We have entered into relationships with several major partners to provide content and services for our network, including:

- CONTENT: On2.com has secured content, film trailer and on-line promotional material from the many film distribution companies. These materials will be featured on the On2Movie channel.

- ANDROMEDIA INC.: Andromedia will provide us with its LikeMinds-Registered Trademark-Personalization Server, and the award-winning movie recommendation product, MovieCritic(TM).
     Andromedia's technology will enable our first network, On2Movies, to gather information from visitors, evaluate their actions, and analyze the information in real time to deliver content tailored to the preferences of each visitor.

- BURKE ICE RESEARCH: Burke will provide us with market research tools to enable us to evaluate our consumers' preferences, attitudes, and perceptions in order for us to communicate those needs to advertisers.

- REUTERS: Reuters has agreed to provide its Reuters Online Video and Online Reuters/Variety Entertainment Report on the On2Movies channel.

- TRIBUNE MEDIA SERVICES: Tribune will offer consumers access to Tribune's MovieQuest on the On2Movie channel. The partnership will provide consumers show and running times, plot descriptions, ratings, theatre attributes and ticketing for movie theatres.

MARKETING AND SALES

         We plan to offer advertising, sponsorships and business services through a direct sales team. We plan to maintain a marketing and communications department to promote the On2.com brand and its business services.

       ADVERTISING

         Through our content channels, we plan to offer the ability to sell advertising packages targeted to specific audiences and demographics. Additionally, unlike web sites that offer only text-based banner advertisements, we will offer multimedia packages incorporating custom audio and video applications, channel and show sponsorships, as well as its new broadcast-quality video advertisements. We plan to offer advertisers the ability to sponsor one or more of its programming channels or shows, enabling advertisers to brand entire sections of our channels. A channel or show sponsorship can involve the rotating and permanent placement of buttons, logos and web site links, integrated ads and mentions on the On2.com home page or channel home page. These sponsorships may also include promotional advertisements. We expect to introduce in-stream ads, which are advertisements within the Internet feed of programming, similar to a broadcast network. This allows the advertiser to follow consumers wherever they may go on the On2.com Network.

       MARKETING

         Our marketing efforts are aimed at promoting the On2.com brand, driving traffic to the Company's content sites and raising awareness of its business services. Our marketing is targeted to reaching broadband enabled users, potential broadband users, and its content and technology partners. We expect to use both traditional and innovative media vehicles for marketing and promotional purposes, including outdoor venues, newspaper, interactive, radio, television, "in theatre" and print advertisements. We participate in trade shows, conferences and seminars, provides product information through its Web sites and promotes and co-promotes special events.

COMPETITION

         The Internet industry is highly competitive and affected by rapid regulatory and technological change. We believe that the principal competitive factors in our business include technological innovation, pricing, customer service, network quality, service offerings and the flexibility to adapt to changing market conditions.

         In establishing our broadband strategy, we face a number of strong, firmly-entrenched competitors who are currently providing similar services to low-bandwidth users. These and other companies have announced plans to provide broadband video-based services and technology. In addition to competition from other Internet content and technology companies, well-established media distribution companies, particularly in the cable television and satellite markets, have established, and continue to seek to establish, interactive, on-demand digital services through the development of sophisticated digital set-top technology and related back-end server systems. Although these systems can offer services directly competitive to the

Company's current content plans, they will almost certainly also allow Internet access, which could allow users access to the our technology and services. We propose to attempt to pursue distribution agreements with such cable and satellite companies in order to secure access to their end-users.

INTELLECTUAL PROPERTY

         We regard our copyrights, service marks, trademarks, trade secrets, proprietary technology and similar intellectual property as critical to our success, and we rely on trademark, copyright, trade secret and patent protection to protect our proprietary rights. While we try to assure that the quality of the On2.com brand is maintained through such measures, there can be no assurance that steps we have taken and continue to take to protect our proprietary rights will be adequate or that third parties will not infringe on our intellectual property. In addition, there can be no assurance that third parties will not assert infringement claims against us which, even if not meritorious, could result in the expenditure of substantial resources and management effort.

ACQUISITIONS

         On September 27, 1999, we acquired MetaVisual Creations Limited, a Cambridge, England based advanced video compression technology company. This technology will enhance our broadband video-streaming capabilities as well as open up the possibility of future product development in the emerging market for mobile digital video transmission.

EMPLOYEES

         As of September 27, 1999, we had 51 full-time employees. None of our employees are represented by a labor union, and we consider our relationship with our employees to be good. We supplement our work force from time to time with contractors, administrative personnel through employment agencies, and part time employees.

ITEM 2.  DESCRIPTION OF PROPERTY.

         We do not own any real property. We lease approximately 8,000 square feet of space where our principal executive and administrative offices are located at 375 Greenwich Street, New York, NY 10013. The lease expires on June 30, 2001. We have a small office in Albany, New York. We are in the process of securing additional space to meet our growth within the immediate future.

ITEM 3.  LEGAL PROCEEDINGS.

         We are a defendant in a litigation matter entitled EDWARD BOTWINICK V. THE DUCK CORPORATION ET AL., Index No. 60250/96. The matter was commenced on or about May 14, 1996 in Supreme Court, New York County, New York. Botwinick alleges that we breached an agreement pursuant to which Botwinick agreed to act as Chairman of our Board of Directors in exchange for shares of our stock. The complaint contains four causes of action: (1) breach of contract, (2) unjust enrichment by Duck (our corporate predecessor), (3) fraud, and (4) unjust enrichment by certain individual defendants. The complaint sought damages in the amount of

$1,950,000 for each cause of action, together with punitive damages in the amount of $2,000,000.

         We and the other defendants filed an answer denying the substantive allegations of the complaint and moved for an order granting partial summary judgement dismissing Botwinick's second, third and fourth causes of action. Our motion was granted in all respects. The remaining matter was tried in September, 1998, at which time Botwinick was found to have been validly terminated. The Court found that Botwinick's damages were limited to $60,000, together with interest from October 18, 1993. Pursuant to this judgement, we accrued and paid $88,976 to Botwinick.

         Botwinick has appealed and we have cross-appealed. An unfavorable result could have a material adverse effect on our results of operations, cash flows and financial condition.

         We are not aware of any proceedings against us contemplated by any governmental authority.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         During the Transition Period covered by this Report, no matters were submitted to a vote of security holders.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Our stock is traded on the American Stock Exchange under the symbol "ONT." On June 30, 1999, the high reported sales price was $13.125 and the low sales price for such day was $7.516. In the following quarter, from July 1, 1999 to September 27, 1999, the high reported price was $21.25 and the low reported price was $7.063. From June 15 to June 30, 1999, our stock was quoted on the Over the Counter Bulletin Board ("OTCBB"), operated by the National Association of Securities Dealers, but no material trading occurred on that system. Prior to our merger on June 15, 1999, the stock of our corporate predecessor, Applied Capital Funding, Inc., was quoted on the OTCBB, but only nominal trading occurred. During this period, the common stock of the Duck Corporation was not traded on a public exchange or

         We believe that there are approximately 1000 beneficial owners of our stock.

         It is our present policy not to pay cash dividends and to retain future earnings to support our growth. We do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

         THE FOLLOWING DISCUSSION AND ANALYSIS OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, APPEARING ELSEWHERE IN THIS REPORT.

         This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. In this regard, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements contained in this report.

------------------------------------------------------------------------------

OVERVIEW

         We are developing a network of web channels for broadband-enabled consumers combining the classic elements of television with the interactivity of the Internet. Leveraging proprietary video streaming and compression technology, the On2.com network will initially provide a range of video-based information and entertainment in such areas as movies, games, music and travel. We plan to launch our initial web channel, On2Movies, in the fourth quarter of 1999. Additional web channels will follow in 2000.

         Historically, most of our revenue has been derived from a few large technology licensing agreements whereby we received non-refundable advances against future royalties based on sales by the licensee, or outright license of certain elements of our technology. However, with video codecs rapidly becoming a low-priced or even free commodity, we determined that reliance on our historical business model placed serious constraints on our potential growth. Our current software technology enables distribution of television-quality video signals to broadband Internet users (those with Internet connections faster than 250 kilobits per second). Because we perceive consumer broadband Internet usage to be the next high growth Internet market, we have elected to exploit our technology's commercial possibilities by creating a unique, broadband-focused, video-enhanced, advertiser and e-commerce supported web destination, rather than to rely solely on our original technology licensing model. Our management recognizes that directing the company's efforts to build the On2.com network will have a negative short-term impact on revenue, but believe it was warranted by the potential long-term opportunity.

OUR MERGER

         On June 15, 1999, Applied Capital Acquisition Corp., a Delaware corporation, a wholly-owned subsidiary of Applied Capital Funding, Inc., a Colorado corporation, merged with and into The Duck Corporation ("Duck"), a Delaware corporation. On June 15, 1999, we issued 15 million shares of our common stock to the holders of all of Duck's issued and outstanding shares of common stock. After the merger, former Duck stockholders owned approximately 65% of the issued and outstanding common stock of the merged company. We accounted for the merger as a reverse merger in which Duck is the accounting acquirer. The historical accounting records of Duck became our historical records.

         Following the merger, our business is the business conducted by Duck prior to the merger. In conjunction with the merger, the we changed our name to On2.com Inc. Additionally, on June 30, 1999, we listed our shares on the American Stock Exchange under the symbol "ONT." Prior to that time our shares were traded on the Over the Counter Bulletin Board operated by the National Association of Securities Dealers, Inc.

         In view of the rapidly evolving nature of our business and our limited operating history, we have little experience forecasting our revenues. Therefore, we believe that period-to-period comparisons of financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. To date, we have incurred substantial costs to create our technology and services. We will continue to incur costs to develop content, introduce and enhance services, build brand awareness and grow our business. We may also incur significant additional costs and expenses related to content creation, technology, marketing or acquisitions of businesses and technologies to respond to changes in this rapidly changing industry. These costs may not correspond with any meaningful increases in revenues in the near term.

THREE MONTH TRANSITION PERIOD ENDED DECEMBER 31, 1998 COMPARED TO THE THREE MONTH PERIOD ENDED DECEMBER 31, 1997

         Subsequent to the merger with Duck, On2.com Inc. elected to continue its fiscal year ending December 31. Prior to the merger, Duck had maintained a fiscal year ended September 30. Under SEC reporting rules, this constitutes a change in fiscal year, since Duck's historical operations became those of On2.com as a result of the merger. In order to reconcile Duck's historical results to the December 31 fiscal year of On2.com, the post-merger historical financial statements of On2.com present audited results for the three month transition period ended December 31, 1998 which are reported herein compared to the unaudited results for December 31, 1997.

REVENUE

         Net revenues of $21,001 and $565,290 for the three months ended December 31, 1998 and 1997 respectively, were derived primarily from the sale and/or licensing of our TrueMotion-Registered Trademark- technology. For the three months ended December 31, 1997, approximately 99% of our revenue was derived from one customer, Sega Enterprises, Ltd. and its subsidiaries ("Sega"). 11% of revenue was earned from royalties paid pursuant to license agreements with Sega, 53% was non-refundable engineering fees and 35% of revenue was a non-refundable advance from Sega against future royalties. Future royalty payments from Sega are dependent on Sega recouping its advances to us. There can be no assurance that Sega will use our technology in developing content for its systems, nor is it possible to predict when, if ever, Sega will recoup the advances already paid.

         During the three months ended December 31, 1998, we devoted substantially all our efforts to building the On2.com network, developing the technology to operate the site and attracting the investment to fund our efforts. During this period, two customers accounted for 49.6% and 26.6% of our revenues.

OPERATING EXPENSES

         Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Operating expenses of $1,020,437 for the three months ended December 31, 1998 decreased $33,274 or 1% from $1,053,711 for the same period in 1997.

         Research and development expenses consist primarily of salaries and related expenses for personnel and fees to outside contractors and consultants. Research and development expenses for the three months ended December 31, 1998 of $346,575 increased approximately $17,435 or 5.3% from the same period in 1997, reflecting the additional costs incurred in developing new technology.

         Sales and marketing expenses for the three months ended December 31, 1998 of $270,952 increased $36,282 or 15.5% from the year earlier period as we expanded our marketing activities related to developing the On2.com network. Sales and marketing expenses consist primarily of salaries related to developing business arrangements with prospective partners, marketing planning and market research and costs of communicating information about our new services to the industry and potential users.

         General and administrative expenses consist primarily of salaries and related personnel expenses, rent, accounting and legal services and general operating expenses. For the three months ended December 31, 1998, general and administrative expenses of $402,910 decreased $86,991 or 17.8% due to general cost controls that we employed.

OTHER INCOME

         Other income (primarily interest income) of $18,516 for the three months ended December 31, 1998 decreased $30,335 or 62% from $48,851 for the same period in 1997, primarily from reduced cash balance available for investment as we used cash to support the operations of the Company.

PROVISION FOR INCOME TAXES

         The provision for income taxes consists of foreign taxes withheld at source upon payment of royalties by Sega. The decrease in taxes from $51,940 for the three months ended December 31, 1997 to $524 for the three months ended December 31, 1998, a decrease of $51,416 or 99%, reflects the decrease in revenue received from Sega noted under the caption "Revenue" above.

INVESTMENT CONSIDERATIONS.

         YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING FACTORS, TOGETHER WITH OTHER INFORMATION IN THIS REPORT, BEFORE MAKING AN INVESTMENT DECISION. OUR BUSINESS, FINANCIAL CONDITION AND OPERATING RESULTS COULD BE ADVERSELY AFFECTED BY ANY OF THE FOLLOWING FACTORS, IN WHICH EVENT THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE. THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY ONES THAT WE FACE. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US, OR THAT WE CURRENTLY THINK ARE IMMATERIAL, MAY ALSO IMPAIR OUR BUSINESS.

WE HAVE A HISTORY OF LOSSES AND NEGATIVE CASH FLOW AND ANTICIPATE CONTINUED LOSSES.

         Since our inception, we have incurred significant losses and negative cash flow, and as of June 30, 1999, we had an accumulated deficit of approximately $7.4 million. We have not achieved profitability and we expect to continue to incur operating losses for the foreseeable future as we fund operating and capital expenditures in areas such as establishment and expansion of the ON2.com network, advertising, brand promotion, content acquisition and development, sales and marketing, and operating infrastructure. Our business model assumes that consumers will be attracted to and use broadband-specific video compression technology to access content available on our websites which will, in turn, allow us the opportunity to sell advertising designed to reach those consumers. Our business model is not yet proven, and we cannot assure you that we will ever achieve or sustain profitability or that our operating losses will not increase in the future.

WE DEPEND ON THE GROWTH OF BROADBAND INTERNET USAGE.

         Our technology only works over "broadband" Internet connections. The services we are building require high-bandwidth access to the Internet and delivery of data volumes that are higher than most service providers are presently delivering. While we are confident we can overcome the technical and business hurdles inherent in establishing a network of this nature, there can be no assurance we will be successful in obtaining the bandwidth required to provide our services, or obtain it at economical cost.

         Broadband web usage may be inhibited for a number of reasons, such as

         -        inadequate network infrastructure;
         -        security concerns;
         -        inconsistent quality of service; and
         -        availability of cost-effective, high-speed service.

         Our business would be adversely affected if broadband web usage does not continue to grow.

SINCE WE RECENTLY CHANGED OUR BUSINESS FOCUS, WE ARE ESSENTIALLY A NEW COMPANY AND ACCORDINGLY ARE SUBJECT TO THE RISKS ASSOCIATED WITH A NEW COMPANY.

         Even though our business was founded in 1992, we have only been active online since 1998 and the ON2.com website will not be "launched" until later this year. As a result, our company is essentially a new venture. Therefore, we do not have a significant operating history upon which you can evaluate us and our prospects, and you should not rely upon our past performance to predict our future performance. In transitioning to our new business model, we are substantially changing our business operations, sales and implementation practices, customer service and support operations and management focus. We also face new risks and challenges, including a lack of meaningful historical financial data upon which to plan future budgets, competition from a new range of sources, the need to develop strategic relationships and other risks described below. We cannot guarantee that we will be able to transition successfully to our new business model.

Our ability to generate profits, if any, will depend on our ability:

         -        to attract viewers to our website;

         -        to attract advertisers to our website;

         -        to generate e-commerce revenues from our ON2.com website; and

         -        to control costs.

         We anticipate continued significant operating losses for the foreseeable future as the On2.com website is launched, improved and marketed and the On2.com network is developed. We cannot assure you that profitability will ever be attained.

   WE HAVE NOT YET LAUNCHED OUR WEBSITE.

         Our business depends in large part on our ability to implement the technology that we are developing on our website. We have not yet launched our website, and there can be no assurance that we will be able to overcome successfully all of the technical obstacles that are likely to arise. Although we are confident that our launch will be successful, a contrary result would be adversely affected.

OUR SUCCESS DEPENDS IN LARGE PART ON THE CONTINUING EFFORTS OF A FEW INDIVIDUALS. IN ADDITION, OUR SUCCESS DEPENDS ON OUR ABILITY TO CONTINUE TO ATTRACT, RETAIN AND MOTIVATE HIGHLY SKILLED EMPLOYEES.

         Our development and operation is substantially dependent on the services of our President and Chief Executive Officer, Dan Miller, and on our Chief Operating Officer, David Silver. If we lost the services of either Mr. Miller or Mr. Silver, our business would be severely affected. Our ability to execute our growth plan and be successful also depends on our continuing ability to attract, retain and motivate other highly skilled employees. As we continue to grow, we will need to hire additional personnel in all operational areas. Competition for personnel throughout the Internet industry is intense. We may be unable to retain our key employees or attract, assimilate or retain other highly qualified employees in the future. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. If we do not succeed in attracting new personnel or retaining and motivating our current personnel, our business will be adversely affected.

MUCH OF OUR WEBSITE RELIES ON OWNED OR LICENSED INTELLECTUAL PROPERTY AND WE CANNOT BE SURE THAT SUCH RIGHTS ARE PROTECTED FROM THE USE OF OTHERS, INCLUDING POTENTIAL COMPETITORS.

         We regard much of our website and its technology as proprietary and try to protect it by relying on trademarks, copyrights, patents, trade secret laws and confidentiality agreements with consultants. In connection with our license agreements with third parties, we seek to control access to and distribution of our technology, documentation and other proprietary information. Even with all of these precautions, it could be possible for someone else to either copy or otherwise obtain and use our proprietary information without our authorization or to develop similar technology independently. Effective trademark, copyright and trade secret protection may not be available in every country in which our services are made available through the Internet, and policing unauthorized use of our proprietary information is difficult and expensive. We cannot be sure that the steps we have taken will prevent misappropriation of our proprietary information. Such misappropriation could have a material adverse effect on our business. In the future, we may need to go to court to either enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation might result in substantial costs and diversion of resources and management attention.

         We currently license from third parties certain technologies incorporated into On2.com. As we continue to introduce new services that incorporate new technologies, we may be required to license additional technology from others. We cannot be sure that these third-party technology licenses will continue to be available on commercially reasonable terms, if at all.

WE MUST KEEP PACE WITH TECHNOLOGICAL CHANGE TO REMAIN COMPETITIVE

         Our future success depends, in large part, on our ability to use leading technologies effectively, to develop our technological expertise, to enhance our existing services and to develop new services that meet changing customer needs on a timely and cost-effective basis. We are unable to predict which technological development will challenge our competitive position or the amount of expenditures that will be required to respond to a rapidly changing technological environment. Our failure to respond in a timely and effective manner to new and evolving technologies could have a negative impact on our operating results and financial condition.


IT IS POSSIBLE THAT WE MAY HAVE YEAR 2000 PROBLEMS. AS A RESULT, OUR COMPUTER SYSTEMS COULD FAIL.

         We could be affected by Year 2000 issues related to non-compliant information technology systems or non-IT systems that we operate or that are operated by third parties. We have substantially completed assessment of our internal and external IT systems and non-IT systems. At this point in our assessment, we are not currently aware of any Year 2000 problems relating to systems we operate or that are operated by third parties that would have a material adverse effect on our business, results of operations or financial condition, without taking into account our efforts to avoid such problems. Based on our assessment to date, we do not anticipate that costs associated with remediating our non-compliant IT systems or non-IT systems will be material, although there can be no assurance to such effect.

         The most likely worst case Year 2000 scenario is a network failure beyond our control, such as a prolonged telecommunications or electrical failure. Such a failure would:

         -        prevent us from operating our business;

         -        prevent users from accessing our website; and

         - change the behavior of advertising customers or persons accessing our website.

         We believe that the primary business risks, in the event of such failure, would include:

         -        lost advertising revenues;

         - increased operating costs, loss of customers or persons accessing our website; and

         - other business interruptions of a material nature, as well as claims of mismanagement, misrepresentation or breach of contract.

         Any such problems would have a material adverse effect on our business. We have not made any contingency plans to address such risks.

OUR BUSINESS MAY FACE ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US WHICH COULD CAUSE OUR BUSINESS TO SUFFER.

         In addition to the risks specifically identified in this Risk Factors section or elsewhere in this prospectus, we may face additional risks and uncertainties not presently known to us or that we currently deem immaterial which ultimately impair our business, results of operations and financial condition.

INTERNET CAPACITY CONSTRAINTS MAY IMPAIR THE ABILITY OF CONSUMERS TO ACCESS OUR WEBSITE, WHICH COULD HINDER OUR ABILITY TO GENERATE ADVERTISING REVENUE.

         Our success will depend, in large part, upon a robust communications industry and infrastructure for providing Internet access and carrying Internet traffic. The Internet may ultimately not prove to be a viable commercial medium because of:

         - inadequate development of the necessary infrastructure such as a reliable network backbone;

         - failure to timely develop complementary products such as high speed modems that will enable broadband access for individuals;

         - delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity; or

         -        increased government regulation.

         If the Internet continues to experience significant growth in the number of users and the level of use, then the Internet infrastructure may not be able to continue to support the demands placed on it.

ITEM 7.  FINANCIAL STATEMENTS.

The financial statements filed as a part of this report include:

                                                        Page
                                                        ----
Index to Financial Statements                            F-1
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                 F-2

FINANCIAL STATEMENTS:
    Balance Sheets                                       F-3
    Statements of Operations                             F-4
    Statements of Stockholders' Equity                   F-5
    Statements of Cash Flows                             F-6

NOTES TO FINANCIAL STATEMENTS                            F-7

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On July 27, 1999, we dismissed Nelson, Mayoka & Co., our former certifying accountants. Nelson, Mayoka & Co. has not reported on our financial statements. The decision to change accountants was recommended and approved by our board of directors. There were no disagreements between us and Nelson, Mayoka & Co. Also on July 27, 1999, we dismissed Ernst & Young LLP, the former certifying accountants of our subsidiary, The Duck Corporation. Ernst & Young LLP had not issued an adverse opinion or a disclaimer of opinion, and its opinion has not been qualified or modified as to uncertainty, audit scope, or accounting principles. There have been no disagreements between us and Ernst & Young LLP. On July 27, 1999, we appointed Arthur Andersen LLP as our new independent accountant. We reported these events on a current report on Form 8-K on August 2, 1999 (amended August 9, 1999).

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

EXECUTIVE OFFICERS AND DIRECTORS

         Set forth are the executive officers and directors and key personnel of On2.com.

                     NAME                            AGE                                 TITLE
------------------------------------------------ ------------- ----------------------------------------------------------
Daniel B. Miller                                      39       Co-founder, President, Chief Technology Officer, Director
David Silver                                          38       Chief Operating Officer, Director
Barry Shereck                                         57       Chief Financial Officer
Randy Cohen                                           40       Senior Vice President of Marketing and Sales
Fabian Friedland                                      33       Senior Vice President of Business Development
Douglas Song                                          32       Vice President of Corporate Development
Jack Rivkin                                           59       Director
Ajmal Khan                                            38       Director
D. Lane Fisher                                        34       Executive Producer
Alan Rojer, PhD                                       40       Director of Research and Development
Neil Radisch                                          35       Director of Engineering - Network Systems
Eric Ameres                                           32       Director of Engineering - Product Development

         Our executive officers are elected at the discretion of the Board of Directors with no fixed term. There are no family relationships between or among any of the executive officers or directors of the Company. Messrs. Edelson, Rivkin, Miller and Silver were appointed as directors by the board of Applied Capital Funding, Inc. in connection with its merger with The Duck Corporation. They will continue to serve as directors until our next annual meeting of shareholders.

MANAGEMENT AND DIRECTORS

         DAN MILLER co-founded the Company in 1992 and has served as a director since that time. He has served as President since 1994. He was appointed CEO in June of 1999. He has an extensive background beginning with practical applications of computer technology that led to his entrepreneurial activities. As a recording engineer, he designed computer-controlled musical equipment. He co-founded Computer Crossware Labs, which developed language products for the Atari ST and Amiga computers, and developed hardware and software for use in computer music production. As an independent software consultant, Mr. Miller worked on various audio, video, and multimedia projects. In 1991 he commenced work on video compression algorithms.

         Mr. Miller is the primary architect of our video compression technology. As President and CEO, he is responsible for corporate policy, strategy, general management and organization and as Chief Technical Officer, he oversees ongoing research and development of video compression technology.

         DAVID Silver serves as Chief Operating officer and director. When he joined the company in 1993, Mr. Silver had a varied background in software development and media production. As an independent developer, he produced MIDI music software applications published by Dr. T's Music Software, Opcode Systems and Aesthetic Engineering. Earlier in his career, he was a Research Associate at the Columbia University Biology Department Computer Graphics facility, and as a consultant to AT&T he was involved in the early development of interactive laserdisc projects. Mr. Silver holds a Bachelor of Fine Arts degree in Film and Television from the Tisch School of the Arts at New York University, and a Master of Science degree in Computer Science from the Courant Institute of Mathematical Sciences, also at NYU.

         BARRY M. SHERECK joined the company in 1997 and serves as our Chief Financial Officer. Mr. Shereck was previously Chief Financial Officer of Concord Camera Corp., a multinational manufacturer and distributor of 110, 35mm and APS cameras. Prior to that, Mr. Shereck was a Managing Director of Spring Investment Corp., a privately owned management company and served a member of the Board of Directors of Greater China Corp., a client company. Prior to that, he was Chief Financial Officer of Tyco Playtime, Inc., (a subsidiary of Tyco Toys, Inc.), an international manufacturer and distributor of toys. Mr. Shereck directly oversees our financial activities. He holds a B.Sc. degree from McGill University in Montreal, an M.B.A. from the Columbia University Graduate School of Business, and is a CPA.

         JACK L. RIVKIN has served as a director since May of 1997. Since October 1995, Mr. Rivkin has served as an officer of Citigroup Investments, Inc., where he is currently an Executive Vice President. From September 1994 to September 1998, he was a director and member of the Investment Committee of Greenwich Street Capital Partners, Inc. From March 1993 to October 1995, Mr. Rivkin served as Vice Chairman and Director of Global Research at Smith Barney Inc. Mr. Rivkin presently is a director of a number of private companies in which Citigroup Investments or its affiliates have investments. He also is a director of PRT Group Inc., 24/7 Media, Inc. and Andromedia. Mr. Rivkin received a professional degree in metallurgical engineering from the Colorado School of Mines and a MBA degree from Harvard University. He is an adjunct professor at Columbia University.

         AJMAL KHAN has served as a director since June of 1999. In 1989, Mr. Khan founded Verus Capital Corp., a diversified investment group, and has served as its president since its inception. Verus' principal activities involve the ownership of hotels, venture capital financing, corporate acquisitions, and franchising and licensing joint ventures. This year, Mr. Khan was named to serve on the Board of Directors of Wattage Monitor, Inc., which provides electric rate information over the Internet. Also during this time, he was elected as a director of PredictIt Inc., which provides prediction services over the Internet. Since October of 1998, Mr. Khan has served as a Director of Advanced Bodymetrics, Inc., which develops sports wristwatches that are able to monitor and display various functions of the human body. Since July of 1998, Mr. Khan has also served as a director of iParty Corp., a company that provides information and services with respect to coordinating parties and events.

Section 16(a) Beneficial Ownership Reporting Compliance.

         Based solely on a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during our most recent fiscal year and Form 5 and amendments thereto furnished to us with respect to our most recent fiscal year, we believe that no person required to file such information has failed to file on a timely basis such required forms.

ITEM 10.  EXECUTIVE COMPENSATION.

         The following tables set forth information concerning the cash compensation, stock options and retirement benefits provided to On2.com's executive officers for the fiscal year ended September 30, 1998 and for the three month transition period ended December 31, 1998. The notes to these tables provide more specific information concerning compensation.

-----------------------------------------------------------------------------------------------------------------
                                    ANNUAL COMPENSATION                         LONG-TERM
                                                                              COMPENSATION
------------------------------------------------------------------------- ----------------------    ALL OTHER
NAME AND             YEAR (1)           SALARY            BONUS                OPTIONS/           COMPENSATION
PRINCIPAL POSITION                                          ($)               SARS(#)(2)            ($) (3)
-----------------------------------------------------------------------------------------------------------------
Stanley Marder(4)   1998-T            $45,046                  --                  --                     --
Chairman and        1998              $240,228                 --                  --            $2,402
   Director
-----------------------------------------------------------------------------------------------------------------
Daniel Miller       1998-T            $41,296                  --                  --            $310
   President, CEO   1998              221,478                  --                  --            1,661
   and Director
-----------------------------------------------------------------------------------------------------------------
David Silver        1998-T            $32,571                  --                  --            $330
   Chief            1998              167,855                  --                  --            1,679
   Operating
   Officer and
   Director
-----------------------------------------------------------------------------------------------------------------
Barry M.            1998-T            $43,887                  --                  --            $110
   Shereck (5)      1998              160,645                             111,167                365
Chief Financial
   Officer
-----------------------------------------------------------------------------------------------------------------
Alan Rojer          1998-T            $43,963                  --                  --                     --
Director of         1998              175,355                  --         133,400                $1,315
   Research and
   Development
-----------------------------------------------------------------------------------------------------------------
Timothy Murphy      1998-T            $32,464                  --                  --            $325
Director of         1998              $127,452                 --               [options]        1,275
   Research
-----------------------------------------------------------------------------------------------------------------

---------------
1) After the recent merger with The Duck Corporation ("Duck") on June 15, 1999, the historical records of Duck became the historical records of the Company (see notes to the interim financial statements for the six months ended June 30, 1999). The fiscal year end of Duck was September 30. The Company's fiscal year end remained December 31. Under SEC reporting rules, this constitutes a change in fiscal year as of the merger date and results in the requirement for a "transition report" for the historical three month period ended December 31, 1998 to reconcile Duck's historical financial results to the Company's December 31 year end. The results reported in the "Summary Compensation Table" for the period designated "1998-T" are for the three months transition period ended December 31, 1998.

2) Options to acquire shares of common stock. The Company does not have any outstanding stock appreciation rights.

3)   Represents Company matching contributions under defined contribution plan.

4)   Mr. Marder was Chief Executive Officer of the Company until April 12, 1998.

5)   Mr. Shereck was employed by the Company effective November 1, 1997.

6) We did not pay to our Chief Executive Officer or any named executive officer any compensation intended to serve as incentive for performance to occur over a period longer than one year pursuant to a long-term incentive plan in the fiscal year ended September 30, 1998, or the three month transition period ended December 31, 1998. We do not have any defined benefit or actuarial plan with respect to our Chief Executive Officer or any named executive officer under which benefits are determined primarily by final compensation and years of service.

Option Grants In the Last Fiscal Year

         The following table summarizes all stock options granted to our Chief Executive Officer and other executive officers of On2.com whose total annual salary and bonus exceeded $100,000 for the fiscal year ended September 30, 1998, (including one individual who ceased to be an executive officer during that fiscal year).

------------------------------------------------------------------------------- -----------------------------
                              INDIVIDUAL GRANTS                                  POTENTIAL REALIZABLE VALUE
                                                                                 AT ASSUMED ANNUAL RATES OF
                                                                                  STOCK PRICE APPRECIATION
                                                                                FOR 10-YEAR OPTION TERM (1)
                                                                                        (2) (3) (4)
------------------------------------------------------------------------------- -----------------------------
NAME              NUMBER OF      PERCENT OF      EXERCISE OR    EXPIRATION      5% ($)         10% ($)
                  SECURITIES     TOTAL           BASE PRICE     DATE
                  UNDERLYING     OPTIONS/SARS    ($/SH)
                  OPTIONS/SARS   GRANTED TO
                  GRANTED (#)    EMPLOYEES IN
                  (1)            1998
-------------------------------------------------------------------------------------------------------------
Stanley Marder         --              --             --              --             --             --
-------------------------------------------------------------------------------------------------------------
Daniel Miller          --              --             --              --             --             --
-------------------------------------------------------------------------------------------------------------
David Silver           --              --             --              --             --             --
-------------------------------------------------------------------------------------------------------------
Barry M. Shereck  111,167        24.9            2.25           10/31/07        157,857        399,090
-------------------------------------------------------------------------------------------------------------
Alan Rojer        133,400        29.8            2.25           10/31/07        189,428        478.906
-------------------------------------------------------------------------------------------------------------
Timothy Murphy         --              --             --              --             --             --
-------------------------------------------------------------------------------------------------------------

There were no grants to the named executives in the transition period from September 30, 1998 to December 31, 1998.

---------------
(1) The estimated fair market value of the common stock on November 1, 1997 (grant date) was $2.25, as determined by the Board of Directors.

(2) The potential realizable value is calculated assuming the exercise price on the date of grant appreciates at the indicated rate for the entire term of the option and that the option is exercised at the exercise price and sold on the last day of its term at the appreciated price. All options listed have a term of 10 years. Stock price appreciation of 5% and 10% is assumed pursuant to the rules of the Securities and Exchange Commission. There can be no assurance that the actual stock price will appreciate over the 10-year option term at the assumed 5% and 10% levels or at any other defined level. Unless the market price of the common stock appreciates over the option term, no value will be realized from the option grants made to the named executive officers.

(3) Based on the market value of the Company's common stock at August 31, 1999 of $14 the potential realizable value for Mr. Shereck would be $2,067,706 and $3,139,356 assuming 5% and 10% appreciation, respectively, over the remaining term of the options. The potential realizable value for Mr. Rojer would be $2,481,240 and $3,767,216 assuming 5% and 10% appreciation, respectively, over the remaining term of the options. Actual gains, if any, on stock option exercises and common stock holdings are dependent on the future performance of the common stock and overall market conditions. There can be no assurance that the amounts reflected in this table will be achieved.

(4) These values do not take into account amounts required to be paid as income taxes under the Internal Revenue Code of 1986 and any applicable state laws or option provisions providing for termination of an option following termination of employment, non-transferability or vesting.

Aggregate Option Exercises and Option Values

         The following table sets forth information with respect to the Named Executive Officers concerning option exercises for the fiscal year ended September 30, 1998 and exercisable and unexercisable options held as of September 30, 1998:

----------------------------------------------------------------------------------------- ----------------------------
                                                      Number of Securities Underlying        Value of Unexercised
                                                      Unexercised Options at 9/30/98        In-the-Money Options at
                                                                # of Shares                      9/30/98 $ (1)
----------------------------------------------------------------------------------------- ----------------------------
       Name          Shares           Value        Exercisable    Unexercisable           Exercisable    Unexercisable
                     Acquired on      Realized
                     Exercise         (1)
----------------------------------------------------------------------------------------------------------------------
Stanley Marder       -                -            -              -                       -              -
----------------------------------------------------------------------------------------------------------------------
Daniel Miller        -                -            -              -                       -              -
----------------------------------------------------------------------------------------------------------------------
David Silver         -                -            -              -                       -              -
----------------------------------------------------------------------------------------------------------------------
Barry Shereck        -                -            0              111,167                 -              -
----------------------------------------------------------------------------------------------------------------------
Alan Rojer           -                -            0              133,400                 -              -
----------------------------------------------------------------------------------------------------------------------
Timothy Murphy       2,668            $3,655       157,412        104,052                 215,654        142,551
----------------------------------------------------------------------------------------------------------------------


         The following table sets forth information with respect to the Named Executive Officers concerning option exercises for the fiscal year ended December 31, 1998 and exercisable and unexercisable options held as of December 31, 1998:

----------------------------------------------------------------------------------------------------------------------
                                                      Number of Securities Underlying        Value of Unexercised
                                                      Unexercised Options at 12/31/98       In-the-Money Options at
                                                                # of Shares                     12/31/98 $ (1)
----------------------------------------------------------------------------------------- ----------------------------
       Name          Shares           Value        Exercisable    Unexercisable           Exercisable    Unexercisable
                     Acquired on      Realized
                     Exercise         (1)
----------------------------------------------------------------------------------------------------------------------
Stanley Marder       -                -            -              -                       -              -
----------------------------------------------------------------------------------------------------------------------
Daniel Miller        -                -            -              -                       -              -
----------------------------------------------------------------------------------------------------------------------
David Silver         -                -            -              -                       -              -
----------------------------------------------------------------------------------------------------------------------
Barry Shereck        -                -            37,055         74,112                  -              -
----------------------------------------------------------------------------------------------------------------------
Alan Rojer           -                -            44,462         88,938                  -              -
----------------------------------------------------------------------------------------------------------------------
Timothy Murphy       -                -            157,412        104,052                 215,654        142,551
----------------------------------------------------------------------------------------------------------------------

(1)Based on a value of $2.25 per share, the fair market value of the shares on September 30, 1998 and December 31, 1998 as determined by the Company's board of directors, minus the share exercise price, multiplied by the number of shares issued upon exercise of the options.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth information regarding the beneficial ownership of the Company's common shares by our directors, Chief Executive Officer and the four other highest paid executive officers, all holders of in excess of 5% of the Company's common shares, and the directors and executive officers as a group.

-------------------------------------------------------------------------------------
          Name              Amount and Nature of Beneficial    Percent of Class
                            Ownership of Common Shares as of
                                      10/15/99(1)
-------------------------------------------------------------------------------------
Daniel Miller                  2,801,403                             12.18%
-------------------------------------------------------------------------------------
David Silver                   1,190,107                              5.17%
-------------------------------------------------------------------------------------
Barry Shereck (2)                 37,055                             --
-------------------------------------------------------------------------------------
Alan Rojer (2)                    44,462                             --
-------------------------------------------------------------------------------------
Timothy Murphy (3)               160,080                             --
-------------------------------------------------------------------------------------
Stanley Marder                 2,587,963                             11.25%
-------------------------------------------------------------------------------------
Harry Edelson (4)              3,033,049                             13.18%
-------------------------------------------------------------------------------------
Travelers Insurance Co.        7,827,320                             34.02%
(5)
-------------------------------------------------------------------------------------
All directors and named        4,133,107                             17.96%
executive officers as a
group
-------------------------------------------------------------------------------------


(1) Beneficial ownership represents sole voting and investment power.
(2) Represents shares that may be purchased within 60 days of August 31, 1999, pursuant to outstanding vested stock options.
(3) Includes 157,412 shares that may be purchased within 60 days of August
31, 1999, pursuant to outstanding vested stock options.
(4) Represents shares held by the Edelson Technology Partners III, LP, a limited partnership of which Mr. Edelson controls the sole general partner, including currently-exercisable warrants to purchase 683,051 common shares.
(5) Includes 400,000 shares of preferred stock convertible into common shares, and currently-exercisable warrants to purchase 2,722,603 common shares.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Ajmal Khan, one of our directors, owns all of the securities of Verus Capital Corporation, a diversified investment group. On July 15, 1999, we entered into a two-year consulting contract with Verus Capital Corporation whereby we pay $12,500 per month in exchange for management and consulting services.

         On July 1999, we entered into an agreement with a former officer whereby as part of a separation agreement, we pay $10,000 per month for a period of eight months as a fee for consulting services related to marketing issues.

ITEM 13.  EXHIBITS LIST AND REPORTS ON FORM 8-K.

(a)      The following exhibits are to be filed as part of this report:

EXHIBIT NO.                IDENTIFICATION OF EXHIBIT
3.1(1)            Articles of Incorporation of the Company
3.2(2)            Amendment to Articles of Incorporation
3.3(2)            Second Amendment to Articles of Incorporation
3.3(1)            By-laws of the Company
27.1              Financial Data Schedule
99.1              Power of Attorney (see signature page)

(1) Filed as an exhibit to the Company's registration statement on Form 10-SB, SEC File No. 000-23171 and incorporated by reference herein.
(2) Filed as an exhibit to the Company's Current Report on Form 8K, SEC File No. 001-15117 and incorporated by reference herein.

(b) There were no Current Reports filed on Form 8-K for the transitional period ended December 31, 1998.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned on September 28, 1999, thereunto duly authorized.


On2.com Inc.

By:  /s/  Barry M. Shereck

Barry M. Shereck, Chief Financial Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                               POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Barry M. Shereck his attorney-in-fact, for him in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute, may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons on September 28, 1999 in the capacities indicated.

/s/ Barry M. Shereck                                  Chief Financial Officer (Principal Financial and
----------------------------                          Accounting Officer)
Barry M. Shereck

/s/ Daniel B. Miller                                  President, Chief Executive Officer, Director
----------------------------                          (Principal Executive Officer)
Daniel B. Miller

/s/ David Silver                                      Chief Operating Officer, Director
----------------------------
David Silver

/s/ Jack Rivkin                                       Director
----------------------------
Jack Rivkin

/s/ Ajmal Khan                                        Director
----------------------------
Ajmal Khan

                          INDEX TO FINANCIAL STATEMENTS

                                                                              Page
                                                                              ----
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                       F-2

FINANCIAL STATEMENTS:
    Balance Sheets                                                             F-3
    Statements of Operations                                                   F-4
    Statements of Stockholders' Equity                                         F-5
    Statements of Cash Flows                                                   F-6

NOTES TO FINANCIAL STATEMENTS                                                  F-7

                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of

              On2.com, Inc.:


We have audited the accompanying balance sheet of On2.com, Inc. as of December 31, 1998 and the related statements of operations, stockholder's equity and cash flows for the three months then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of On2.com, Inc. as of December 31, 1998 and the results of their operations and their cash flows for the three months then ended in conformity with generally accepted accounting principles.



/s/ Arthur Anderson LLP

New York, New York
September 15, 1999

                                  ON2.COM INC.


                                 BALANCE SHEETS

                  AS OF DECEMBER 31, 1998 AND 1997 (UNAUDITED)


                    ASSETS                                                                  1998             1997
---------------------------------------------                                         ---------------   --------------
                                                                                                          (unaudited)
ASSETS:
    Current assets-
       Cash and cash equivalents                                                      $    1,227,706    $    4,866,680
       Accounts receivable                                                                    13,762            53,729
       Loans receivable from stockholders                                                    292,088           331,045
       Prepaid expenses and other current assets                                              17,201            35,466
                                                                                      --------------    --------------
                 Total current assets                                                      1,550,757         5,286,920

    Fixed assets, net                                                                        360,417           335,865
    Patent costs, net of accumulated amortization of $112,353 in 1998
       and $69,749 in 1997 (unaudited)                                                        90,024           132,628
    Other assets                                                                             116,076            21,000
                                                                                      --------------    --------------
                 Total assets                                                         $    2,117,274    $    5,776,413
                                                                                      ==============    ==============

                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        ------------------------------------
LIABILITIES:
    Current liabilities-
       Accounts payable and accrued expenses                                          $      181,515    $      336,770
                                                                                      --------------    --------------
                 Total current liabilities                                                   181,515           336,770
                                                                                      --------------    --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Common stock, no par value; 50,000,000 shares
       authorized; 15,302,374 in 1998 and 15,299,706 in 1997 (unaudited) shares
       issued and outstanding                                                              7,171,013         7,168,673
    Accumulated deficit                                                                   (5,235,254)       (1,729,030)
                                                                                      --------------    --------------
                 Total stockholders' equity                                                1,935,759         5,439,643
                                                                                      --------------    --------------
                 Total liabilities and stockholders' equity                            $   2,117,274    $    5,776,413
                                                                                       =============    ==============

      The accompanying notes are an integral part of these balance sheets.

                                       ON2.COM INC.


                                 STATEMENTS OF OPERATIONS

                            FOR THE THREE-MONTH PERIODS ENDED
                          DECEMBER 31, 1998 AND 1997 (UNAUDITED)

                                                                                             1998            1997
                                                                                        --------------  --------------
                                                                                                          (unaudited)
REVENUES                                                                                $       21,001  $      565,290
                                                                                        --------------  --------------

OPERATING EXPENSES
     Research and development                                                                  346,575         329,140
     Sales and marketing                                                                       270,952         234,670
     General and administrative                                                                402,910         489,901
                                                                                        --------------  --------------
              Total operating expenses                                                       1,020,437       1,053,711
                                                                                        --------------  --------------

                 Loss from operations                                                         (999,436)       (488,421)

OTHER INCOME:
    Interest income and other                                                                   18,516          48,851
                                                                                        --------------  --------------
                 Loss before provision for income taxes                                       (980,920)       (439,570)
                                                                                        --------------  --------------

PROVISION FOR INCOME TAXES                                                                         524          51,940
                                                                                        --------------  --------------
                 Net loss                                                               $     (981,444) $     (491,510)
                                                                                        ==============  ==============


     Loss per share - basic and diluted                                                       $ (.06)         $ (.03)
                                                                                        ==============  ==============

     Weighted average common shares outstanding - basic and diluted                         15,302,374      15,299,706
                                                                                        =============== ==============

        The accompanying notes are an integral part of these statements.

                                 ON2.COM INC.


                      STATEMENTS OF STOCKHOLDERS' EQUITY

  FOR THE THREE-MONTH PERIODS ENDED DECEMBER 31, 1998 AND 1997 (UNAUDITED)


                                                            Common Stock                                        Total
                                                       -------------------------         Accumulated        Stockholders'
                                                        Shares          Amount            Deficit              Equity
                                                       ----------     ----------       -------------       --------------
BALANCE, September 30, 1997                            15,299,706     $7,168,673       $  (1,237,520)      $   5,931,153

    Net loss                                                   -              -             (491,510)           (491,510)
                                                       ------------------------------------------------------------------

BALANCE, December 31, 1997 (unaudited)
                                                       15,299,706     $7,168,673       $  (1,729,030)      $   5,439,643
                                                       ==================================================================


BALANCE, September 30, 1998                            15,302,374     $7,171,013       $  (4,253,810)      $   2,917,203

    Net loss                                                   -              -             (981,444)           (981,444)

                                                       ------------------------------------------------------------------
BALANCE, December 31, 1998                             15,302,374     $7,171,013       $  (5,235,254)      $   1,935,759
                                                       ==================================================================


        The accompanying notes are an integral part of these statements.

                                     ON2.COM INC.


                               STATEMENTS OF CASH FLOWS

      FOR THE THREE-MONTH PERIODS ENDED DECEMBER 31, 1998 AND 1997 (UNAUDITED)

                                                                                             1998            1997
                                                                                        --------------- ---------------
                                                                                                          (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                            $     (981,444) $     (491,510)
    Adjustments to reconcile net loss to net cash used in operating activities-
          Depreciation and amortization                                                         54,835          46,593
          Changes in operating assets and liabilities-
              Accounts receivable                                                               96,925         471,406
              Prepaid expenses and other current assets                                         (4,615)          7,370
              Other assets                                                                           2         (15,000)
              Accounts payable and accrued expenses                                            (71,669)        (79,605)
                                                                                        --------------- ---------------
                    Net cash used in operating activities                                     (905,966)        (60,746)
                                                                                        --------------- ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets                                                                    (3,581)        (44,936)
    Loans to stockholders                                                                       (3,407)       (111,282)
                                                                                        --------------- ---------------
                    Net cash used in investing activities                                       (6,988)       (156,218)
                                                                                        --------------- ---------------

                    Net decrease in cash and cash equivalents                                 (912,954)       (216,964)

CASH AND CASH EQUIVALENTS, beginning of period                                               2,140,660       5,083,644
                                                                                        --------------  --------------

CASH AND CASH EQUIVALENTS, end of period                                                $    1,227,706  $    4,866,680
                                                                                        ==============  ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION AND NONCASH INVESTING
AND FINANCING ACTIVITIES
-------------------------------------

CASH PAID DURING THE PERIOD FOR:
    Interest                                                                            $            0  $            0
    Taxes                                                                               $          524  $       51,940

        The accompanying notes are an integral part of these statements.

                                  ON2.COM INC.


                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997




1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

On2.com, Inc. (the "Company") (formerly known as The Duck Corporation ("Duck")) is a Colorado corporation formed with a mission to develop and commercialize a video compression technology called TrueMotion-Registered Trademark-. The Company's operations to date have focused on delivering to the multimedia and game-development communities high-performance video and audio compression and cross-platform playback capabilities. The Company offers solutions for video capture and compression, as well as integration of TrueMotion-Registered Trademark- into multimedia, game and communications applications and servers running on all major platforms and distributed on CD-ROM, DVD-ROM or over a network.

During 1998, the Company introduced a shrink-wrapped application to the consumer market that enables those consumers who have a television tuner installed on their personal computers to record television broadcasts directly to a storage device on their computers.

In addition, during 1998 the Company commenced development of a new video compression algorithm directed to the delivery of television-quality video to broadband Internet users. The Company also commenced development of an advertiser-supported content website.

2.  SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 1998, the majority of the Company's cash is maintained in certificates of deposit at a major financial institution.

Such investments are made in accordance with the Company's investment policy, that establishes guidelines for diversification, maturities and credit quality designed to maintain safety and liquidity.

FIXED ASSETS

Fixed assets are stated at cost. Depreciation on computer equipment and furniture and fixtures is provided for by the straight-line method over the estimated useful lives of the assets ranging from three to seven years. Leasehold improvements are amortized over the term of the lease or the estimated useful life of the improvement, whichever is shorter. Licensed software is stated at cost and is being amortized over a period of three years using the straight-line method.

CONCENTRATION OF CREDIT RISK

The Company from time to time maintains a substantial portion of its cash and cash equivalents in certificates of deposit and money market accounts with one financial institution. The Company has established guidelines relative to diversification and maturities to maintain safety and liquidity.

PATENT COSTS

Patent costs are being amortized over a period of five years using the straight-line method.

SOFTWARE DEVELOPMENT COSTS

Costs for the internal development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs will be capitalized. The Company completed its software development concurrently with the establishment of technological feasibility and, accordingly, no software development costs have been capitalized to date.

REVENUE RECOGNITION

The Company's revenues consist primarily of license fees received from third parties. Such license fees are recognized based upon either a percentage of the net revenues generated from the sales of products sold by third-party licensees or a percentage of the products manufactured by third-party licensees, depending upon the terms of the related contract.

In October 1997, the AICPA issued SOP 97-2, "Software Revenue Recognition," which changes the requirements for revenue recognition effective for fiscal years beginning after December 15, 1998. Although this will affect transactions that the Company will enter into beginning in fiscal year 1999, the Company has not yet assessed the impact that the SOP will have on its fiscal year 1999 financial statements.

For the three months ended December 31, 1998, approximately 49.6% and 26.6% of revenues were derived from two customers.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

STOCK OPTIONS

The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which requires the Company to either adopt a fair value-based method of expense recognition for all stock-based compensation awards, or provide pro forma net loss information as if the recognition and measurement provisions of SFAS 123 had been adopted. The Company decided to continue to account for its stock-based compensation awards following the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," which requires compensation expense to be recognized only if the market price of the underlying stock exceeds the exercise price of stock options on the date of grant. The effect of applying the SFAS 123 fair value method to the Company's stock-based awards results in a pro forma net loss that is not materially different from the amounts reported for the three months ended December 31, 1998 (see Note 5).

Earnings Per Share

The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). This Statement requires the presentation of basic and diluted net income or loss per share. Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options and warrants. Common equivalent shares, comprising the incremental common shares issuable upon the exercise of stock options and warrants have not been included, as such shares are anti-dilutive for all periods presented.

3.  FIXED ASSETS

Fixed assets consisted of the following at December 31, 1998:

         Furniture and fixtures                               $     60,236
         Computer equipment                                        684,337
         Leasehold improvements                                    132,238
         Licensed software                                          50,000
                                                              ------------
                                                                   926,812
         Less- Accumulated depreciation                           (566,395)
                                                              ------------
                                                              $    360,417
                                                              ============

Depreciation expense for the three months ended December 31, 1998 and 1997 was $44,716 and $36,474 (unaudited), respectively.

4.  NOTES PAYABLE

In November 1995, the Company entered into a Credit Agreement (the "Credit Agreement") with a lender wherein the Company could borrow up to $1,500,000 on a noninterest-bearing basis. The original maturity of the Credit Agreement was June 1, 1997.

In connection with the Credit Agreement, the lender received a 6% interest in the common stock of the Company, and purchased an additional 3% of the common stock of the Company for approximately $67,000. In connection with the issuance of the original 6% of the Company's common stock to the lender, the Company recorded deferred financing costs of approximately $233,000, representing an interest charge computed at the default rate of 11% per annum. These deferred financing costs were being amortized on a straight-line basis over the initial term of the debt.

On March 31, 1996, the Credit Agreement was amended wherein the maturity date was extended to June 1, 1998, and a conversion feature was added so that in the event the Company closed on a sale of equity securities by no later than June 1, 1998 with gross proceeds of not less than $2,000,000, the lender would convert the principal balance of the outstanding loans into issued securities at the price per share paid by the investors purchasing such securities. In connection with this amendment, the lender received an additional 6% of the Company's common stock, and the Company recorded additional deferred financing costs of $156,000, representing an interest charge computed at the default rate of 11% per annum. These deferred financing costs were being amortized over the extended term of the debt.

In May 1997, the Company completed an equity transaction (Note 5) and the then outstanding balance of $1,500,000 under the Credit Agreement was converted to common stock. In connection therewith, the unamortized balance of the related deferred financing costs was charged to additional paid-in capital.

5.  STOCKHOLDERS' EQUITY

The stockholders' equity section has been restated pursuant to the merger of Duck with and into a subsidiary of On2.com Inc. and accounted for as a reverse merger. Following the merger the historical records of Duck became the historical records of On2.com, Inc. The stockholders' equity of the Company has been retroactively restated in accordance with generally accepted accounting principles.

On May 22, 1997, the Company sold to three investors, including one existing stockholder, 2,552,974 shares of Series A Redeemable Convertible preferred stock ("Preferred Stock"), par value $.001 per share, and issued five-year warrants to purchase 2,552,974 shares of common stock at an exercise price of $3.917 per share. In consideration for the sale and issuance of shares and warrants, the Company received cash of $5,500,000 (before issuance costs of $84,981) and the conversion of the then outstanding balance of $1,500,000 under the credit agreement (Note 4).

In anticipation of the reverse merger on June 15, 1999 (see Note 10), the Series A Preferred Stockholders converted their preferred stock holdings into common stock of Duck and exchanged the Duck common stock received for common shares of the Company. Accordingly, the financial statements of Duck and On2.com Inc. have been adjusted retroactively to reflect this conversion of the Series A Preferred Stock into common stock of Duck and the exchange for shares of the Company.

STOCK OPTIONS

During fiscal year 1997, the Company adopted a 1997 Stock Option Plan (the "Plan") and reserved 804,848 shares of its common stock for issuance under the Plan. All options granted under this Plan have been at fair market value and vest over a period of one to three years.

During fiscal year 1998, the Company adopted a 1998 Stock Option Plan (the "1998 Plan"), reserved 800,401 shares of common stock for issuance under the 1998 Plan, and granted options to purchase 202,768 shares of common stock at an exercise price of $2.25 per share. At December 31, 1998, no 1998 Plan options were vested.

The following table summarizes the stock option activity under the plans from inception:

                                                                                            Weighted
                                                                                             Average
                                                                       Number of            Exercise
                                                                       shares                 Price
                                                                       ---------------    --------------

Outstanding September 30, 1997                                             684,787            $0.88

   Granted                                                                 447,335            2.25
   Exercised                                                                 2,668            0.88
   Canceled                                                                124,507            0.88
                                                                       ---------------    --------------

Outstanding September 30, 1998                                           1,004,947            1.49

   Granted                                                                  26,680            2.25
   Exercised                                                                     -              -
   Canceled                                                                      -              -
                                                                       ---------------    --------------

Outstanding at December 31, 1998                                         1,031,627            $1.52
                                                                       ===============    ==============

Options exercisable as of December 31, 1998 were 366,406 and 570,954 shares were available for future issuance under the Company's stock option plans at December 31, 1998. Additional information regarding stock options outstanding at December 31, 1998 follows:

                                                                                   Options Exercisable
                                                           Weighted          ----------------------------
                                                           Average
     Range of        Number of         Weighted            Remaining         Number of        Weighted
     Exercise          Shares       Average Price      Contractual Life      Shares           Average
      Prices                                              (in years)                           Price
  ---------------    -----------    ---------------    ------------------    -----------    -------------
      $0.88          557,612            $0.88                 8.2            366,406        $0.88
      $2.25          474,015            $2.25                 9.1                -              -

The effect of applying the SFAS 123 fair value method to determine the weighted average grant date fair value of the Company's options results in a value that is not materially different from the weighted average exercise price for the periods ending December 31, 1998 and 1997.

Pro forma information regarding net income or loss is required to be disclosed in accordance with SFAS No. 123. The pro forma information is to be determined as if the Company had accounted for its employee stock options under the fair value method prescribed in that Statement. The effect of applying the SFAS 123 fair value method to the Company's stock-based awards results in a pro forma net loss that is not materially different from the amounts reported for the periods ending December 31, 1998 and 1997.


6.  INCOME TAXES

The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Components of the Company's net deferred tax assets and liabilities as of December 31, 1998 are as follows:

             Conversion of accrual to cash basis tax reporting               $        62,000
             Patent costs                                                            (30,000)
             Net operating loss carryforwards                                      1,880,000
                                                                             ---------------
                                                                                   1,912,000
             Less- valuation allowance                                            (1,912,000)
                                                                             ---------------
                                                                             $            -
                                                                             ===============

The Company incurred a 10% foreign tax on certain royalties paid to it pursuant to a United States-Japanese tax treaty. The tax on these royalties is included in the income tax provision.

For Federal income tax purposes, the Company has net operating loss carryforwards of approximately $4,700,000, which expire at various dates through 2018.

The effective income tax rate differs from the Federal statutory rate primarily due to state and local taxes, foreign taxes not currently deductible in the United States, certain nondeductible expenses and the establishment of a full valuation allowance for the net deferred tax assets.

7.  RELATED PARTY TRANSACTIONS

At December 31, 1998, the Company has a note receivable from an officer and shareholder of $166,180. The note bears interest at 7.75% at December 31, 1998.

8.  COMMITMENTS AND CONTINGENCIES

OPERATING LEASE

The Company leases office space under a noncancelable operating lease. During the three months ended December 31, 1998 and 1997, the Company incurred approximately $49,570 and $43,486, respectively, in rent expense. The aggregate minimum future lease commitments at December 31, 1998 are as follows:

                 1999                                    $    182,000
                 2000                                         182,000
                 2001                                          92,000

LINE OF CREDIT

At December 31, 1998, the Company has a $500,000 line of credit from a bank secured by a certificate of deposit. At December 31, 1998, the Company had no outstanding borrowings under this line of credit. The line of credit was discontinued subsequent to year-end.

CONTINGENCY

The Company is a defendant in a lawsuit regarding an alleged breach of contract that seeks damages in the millions of dollars. The Company has denied the substantive allegations and has contested the case vigorously. During fiscal year 1998, the court ruled that the plaintiff is entitled to $60,000 based on the contract, plus interest. Accordingly, the Company accrued $89,000 relating to this matter. However, the plaintiff intends to appeal the ruling. An adverse result would have a material adverse effect on the Company's results of operations, cash flows and financial condition.

9.  RETIREMENT PLAN

The Company has a 401(k) retirement plan which provides for the elective deferral by employees of a portion of their salary and for related employer contributions subject to limitations of the Internal Revenue Code.

10.  SUBSEQUENT EVENTS

Effective June 9, 1999, the Company entered into a Separation and Release Agreement with an officer and a shareholder. In connection with the agreement, the Company agreed to, among other things, repurchase 302,374 shares of the Company's common stock from the officer and shareholder at a price of $1.12 per share. The consideration to be paid for such shares will be used to offset certain notes and advances due from the officer and shareholder (Note 7).

Effective June 9, 1999, Duck entered into an Agreement and Plan of Merger, wherein it was acquired, in a stock transaction, by Applied Capital Funding, Inc., a Colorado corporation ("Applied"). Duck became a wholly-owned subsidiary of Applied.

Prior to the closing, Applied received approval from its shareholders to change its name to On2.com, Inc. Upon the closing of the transaction, the former holders of Duck's capital stock received a majority of the outstanding common stock of On2.com, Inc. The management of Duck also became the management of the Company.

Coincidental with the merger, On2.com Inc. received $15,000,000 from the sale of Convertible Nonvoting preferred stock. The funds received from the sale of convertible preferred stock are anticipated to provide Duck and the Company sufficient funding to complete the development of certain technology and to launch the first service on the On2.com website, which will provide broadband video content over the Internet.

Upon consummation of the merger between On2.com and Duck, the historical records of Duck became the historical records of On2.com Inc. Following the merger, the business conducted by On2.com Inc. is the business conducted by Duck prior to the merger. Pursuant to generally accepted accounting principles applied in a reverse-merger, historical stockholders' equity and EPS prior to the merger have been retroactively restated for the equivalent number of shares received in the merger after giving effect to the difference in par value of Duck's common stock ($.001 par value) and On2.com Inc.'s common stock (no par value).