Form 10KSB/A
period 1998-12-31
ON2COM INC
filed 1999-10-21
CIK 1045280

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               AMENDMENT NO. 1 TO
                                   FORM 10-KSB
(Mark One)

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

23,008,893 as of August 31, 1999.

Transitional Small Business Disclosure Format (Check one):    [ ] Yes   [X] No

                              TABLE OF CONTENTS

ITEM 1      DESCRIPTION OF BUSINESS..................................................................................4


ITEM 2      DESCRIPTION OF PROPERTY..................................................................................9


ITEM 3      LEGAL PROCEEDINGS........................................................................................9


ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................................10


ITEM 5      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS................................................10


ITEM 6      MANAGEMENT'S DISCUSSION AND ANALYSIS....................................................................10


ITEM 7      FINANCIAL STATEMENTS....................................................................................18


ITEM 8      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE....................18


ITEM 9      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
            EXCHANGE ACT............................................................................................19


ITEM 10        EXECUTIVE COMPENSATION...............................................................................21


ITEM 11        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......................................24


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

         The On2.com broadband network will be powered by the Company's video compression and streaming software, TrueMotion-Registered Trademark- VP3. This software permits users to view full-motion, television-resolution video in an interactive environment, using standard Web browsers. The Company developed this technology to enable fully interactive, on-demand video services over the Internet with superior video quality, reduced waiting time, and improved handling of network problems associated with the Internet. This service will be available to users of cable modems, advanced DSL modems operating over telephone lines, and high-speed satellite and direct wireless Internet services.

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

       GROWTH OF ONLINE COMMERCE

         The Internet is dramatically affecting the methods by which consumers and businesses are buying and selling goods and services. The Web provides online merchants with the ability to reach a global audience and to operate with minimal infrastructure, reduced overhead and greater economies of scale, while providing consumers with a broad selection, increased pricing power and unparalleled convenience. As a result, a growing number of consumers are transacting business on the Web, including trading securities, buying consumer goods, paying bills and purchasing airline tickets. International Data Corporation estimates that approximately 28% of Web users purchased goods or services over the Web in 1998 and that approximately 40% of Web users will make online purchases in 2002. Jupiter Communications estimates that retail consumer purchases of goods and services over the Internet will increase from $5.0 billion in 1998 to $29.4 billion in 2002. The Company believes that as electronic commerce expands, advertisers and direct marketers will increasingly use the Web to advertise products, drive traffic to their Web sites, attract customers and facilitate transactions.

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

         The Company has identified general types of channels that are likely to be its best path to commercial success. These forms of content include services related to consumer entertainment and leisure such as movies, travel, music, and games. The strengths of these services, as revealed by market research, are their ability to produce multiple revenue streams; their propensity to generate repeat visits; the value to each category of high-quality video as an information medium; and their broad consumer appeal.

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

         - Provide a baseline of features equal to what is now received from low-bandwidth channels.

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

       STRATEGIC INITIATIVES

         We have entered into relationships with several major partners to provide content and services for our network, including:

- CONTENT: On2.com has secured content, film trailers and on-line promotional material from many film distribution companies. These materials will be featured on the On2Movies channel.

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

Business Model

         Our business model leverages our early adopter broadband audience, our brand and our original and partnered content to generate revenues from advertisers, sponsors, electronic commerce and other sources. We expect that most of our revenue in the near term will be derived from advertising, sponsorships and electronic commerce. We also expect to generate additional revenue from our technology business services.

MARKETING AND SALES

         We plan to offer advertising, sponsorships and business services through a direct sales team. We plan to maintain a marketing and communications department to promote the On2.com brand and its business services.

       ADVERTISING

         Through our content channels, we plan to offer the ability to sell advertising packages targeted to specific audiences and demographics. Additionally, unlike web sites that offer only text-based banner advertisements, we will offer multimedia packages incorporating custom audio and video applications, channel and show sponsorships, as well as broadcast-quality video advertisements. We plan to offer advertisers the ability to sponsor one or more of its programming channels or shows, enabling advertisers to brand sections of our channels. A channel or show sponsorship can involve the rotating and permanent placement of buttons, logos and web site links, integrated ads and mentions on the On2.com home page or channel home page. These sponsorships may also include promotional advertisements. We expect to introduce in-stream ads, which are advertisements within the Internet feed of programming, similar to a broadcast network. This allows the advertiser to follow consumers wherever they may go on the On2.com Network.

       MARKETING

         Our marketing efforts are aimed at promoting the On2.com brand, driving traffic to the Company's content sites and raising awareness of its business services. Our marketing is targeted to reaching broadband enabled users, potential broadband users, and content and technology partners. We expect to use both traditional and innovative media vehicles for marketing and promotional purposes, including outdoor venues, newspaper, interactive media, radio, television, "in theatre" and print advertisements. We participate in trade shows, conferences and seminars, promote and co-promote special events, and provide product information through our Web site.

COMPETITION

         The Internet industry is highly competitive and affected by rapid regulatory and technological change. We believe that the principal competitive factors in our business include technological innovation, pricing, customer service, network quality, service offerings and the flexibility to adapt to changing market conditions.

         In establishing our broadband strategy, we face a number of strong, firmly-entrenched competitors who are currently providing similar services to low-bandwidth users. These and other companies have announced plans to provide broadband video-based services and technology. In addition to competition from other Internet content and technology companies, well-established media distribution companies, particularly in the cable television and satellite markets, have established, and continue to seek to establish, interactive, on-demand digital services through the development of sophisticated digital set-top technology and related back-end server systems. Although these systems can offer services directly competitive to the

Company's current content plans, they will almost certainly also allow Internet access, which could allow users access to our technology and services. We are pursuing distribution agreements with telephone (DSL), cable and satellite companies in order to secure access to their end-users.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

         We do not own any real property. We lease approximately 8,000 square feet of space where our principal executive and administrative offices are located at 375 Greenwich Street, New York, NY 10013. The lease expires on June 30, 2001. We have a small office in Cohoes, New York. We are in the process of securing additional space to meet our growth within the immediate future.

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

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Our stock is traded on the American Stock Exchange under the symbol "ONT." On June 30, 1999, the high reported sales price was $13.125 and the low sales price for such day was $7.516. In the following quarter, from July 1, 1999 to September 27, 1999, the high reported price was $21.25 and the low reported price was $7.063. From June 15 to June 30, 1999, our stock was quoted on the Over the Counter Bulletin Board ("OTCBB"), operated by the National Association of Securities Dealers, but no material trading occurred on that system. Prior to our merger on June 15, 1999, the stock of our corporate predecessor, Applied Capital Funding, Inc., was quoted on the OTCBB, but only nominal trading occurred. During this period, the common stock of The Duck Corporation was not traded on a public exchange.

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

OUR MERGER

         On June 15, 1999, Applied Capital Acquisition Corp., a Delaware corporation, a wholly-owned subsidiary of Applied Capital Funding, Inc., a Colorado corporation, merged with and into The Duck Corporation ("Duck"), a Delaware corporation. On June 15, 1999, Applied issued 15 million shares of its common stock to the holders of all of Duck's issued and outstanding shares of common stock. After the merger, former Duck stockholders owned approximately 65% of the issued and outstanding common stock of the merged company. We accounted for the merger as a reverse merger in which Duck is the accounting acquirer. The historical accounting records of Duck became the historical record of the Company.

         Following the merger, the business of the Company is the business conducted by Duck prior to the merger. In conjunction with the merger, we changed our name to On2.com Inc. Additionally, on June 30, 1999, we listed our shares on the American Stock Exchange under the symbol "ONT." Prior to that time our shares were traded on the Over the Counter Bulletin Board operated by the National Association of Securities Dealers, Inc.

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

         Subsequent to the merger with Duck, On2.com Inc. elected to continue its fiscal year ending December 31. Prior to the merger, Duck had maintained a fiscal year ended September 30. Under SEC reporting rules, this constitutes a change in fiscal year, since Duck's historical operations became those of On2.com as a result of the merger. In order to reconcile Duck's historical results to the December 31 fiscal year of On2.com, audited results for the three month transition period ended December 31, 1998 are reported herein compared to the unaudited results for December 31, 1997.

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

LIMITATION ON USE OF NET OPERATING LOSS AND OTHER TAX CREDIT CARRYFORWARDS

          At December 31, 1998 we had available net operating loss carryforwards of approximately $4.7 million for federal income tax purposes. The net operating loss carryforwards and the credits expire at various times through 2018.

          Section 382 of the Internal Revenue Code provides that when a company undergoes an "ownership change," the corporation's use of its net operating losses is limited in each subsequent year. An "ownership change" occurs when, as of any testing date, the sum of the increases in ownership of each shareholder that owns five percent or more of the value of a company's stock as compared to that shareholder's lowest percentage ownership during the preceding three-year period exceeds fifty percentage points. For purposes of this rule, certain shareholders who own less than five percent of a company's stock are aggregated and treated as a single five-percent shareholder.

          The merger of The Duck Corporation and Applied Capital Funding, Inc. may have involved an "ownership change" and thus we may be unable to use a material portion of our available federal net operating loss carryforward. Futhermore, in the ordinary course of the company's future business operations, it could become necessary to issue shares in conjunction with acquisitions or additional financing, in order to meet the company's growth objectives and liquidity constraints. In addition, the exercise of outstanding warrants and certain options to purchase shares of our common stock may require us to issue additional shares of our common stock. The issuance of a significant number of shares of common stock could result in an "ownership change." If we were to experience such a further "ownership change," we estimate that we would not be able to use a substantial amount of our available federal net operating loss carryforwards to reduce our taxable income.

          The extent of the actual future use of our federal net operating loss carryforwards is subject to inherent uncertainty because it depends on the amount of otherwise taxable income we may earn. We cannot give any assurance that we will have sufficient taxable income in future years to use any of our federal net operating loss carryforwards before they would otherwise expire.

LIQUIDITY AND CAPITAL RESOURCES

          Net cash used in operating activities for the three months ended December 31, 1998 was $905,966 compared to $60,746 for the same period in 1997. Cash used in operating activities in three months ended December 31, 1998 compared to 1997 increased primarily as a result of reduced revenue to offset expenses.

          Net cash used by investing activities for the three months ended December 31, 1998 of $6,988 was used for the acquisition of fixed assets and travel advances to a stockholder. Cash used in investing activities for the three months ended December 31, 1997 of $156,218 primarily was used for the acquisition of fixed assets and advances to a stockholder. We expect to expend significant amounts for equipment, software and fixtures over the next 24 months.

          There were no financing activities in either the three month period ended December 31, 1998 or the same period in 1997.

          We will continue to build the On2.com network, develop our technology and hire additional employees. As a result, we expect our monthly operating costs to increase substantially. In this regard, our future capital requirements will depend upon a number of factors, including the timing and level of research and development activities and sales and marketing campaigns.

          We intend to rely on our existing cash and cash equivalents to meet our currently foreseeable working capital and capital expenditure requirements for the next 12 months. However, we may require additional capital to fund our business during this period. There can be no assurance that we will be able to acquire such additional funding on terms acceptable to us, or at all.

IMPACT OF YEAR 2000

          Many computer systems and software products are coded to accept only two-digit entries in date code fields. Beginning in the year 2000, these date code fields will need to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by many companies may need to be upgraded to comply with "Year 2000" requirements. Although we believe that our network is Year 2000 compliant, we may discover coding errors or other defects in the future.

          We provide technology and applications to others and also rely on third party off-the-shelf operating systems and applications from others in the operation of our business. We have substantially completed an assessment of our internal and external (third-party) computer systems and products. At this point, we are not aware of any Year 2000 problems relating to systems that we operate or that are operated by third parties that would have a material effect on our business, results of operations or financial condition, without taking into account efforts to avoid such problems. Based on our assessment to date, we do not anticipate that costs associated with remediating any non-compliant computer systems or products will exceed $100,000, although there can be no assurance to that effect. Any such cost will be funded through working capital. To date, we have not incurred any significant costs related to the assessment of, and preliminary efforts to comply with, our Year 2000 review and the development of a remediation plan. We do not currently expect that the Year 2000 issue will materially adversely affect our financial condition or results of operations.

          We also rely on third party software and hardware systems to operate our internal network, some or all of which could contain coding which is not Year 2000 compliant. These systems include server software used to operate our network servers, software controlled routers, switches and other components of the data network, firewall, security, monitoring and back-up software that we use. In each case, we employ widely available software applications from leading third-party vendors and expect that such vendors will provide any required upgrades or modifications in a timely fashion. However, if any third party software suppliers fail to provide Year 2000 compliant versions of their software, our operations, including our internal network, could be disrupted.

          Year 2000 compliance problems also could undermine the general infrastructure necessary to support our broadband Internet operations. For instance, we depend on third-party Internet service providers (commonly known as ISPs), and hosting centers to provide connections to the Internet and to customers. Any interruption of service from ISPs or hosting centers could result in a temporary interruption of our services. We have attempted to address this risk by obtaining the same service capacity from multiple ISPs. Any interruption in the security, access, monitoring or power systems at the ISPs or hosting centers could result in an interruption of services. Moreover, it is difficult to predict what effects Year 2000 compliance problems will have on the integrity and stability of the Internet. If businesses and consumers are not able to access the Internet, the demand for our services could be disrupted, resulting in an adverse impact to our business, financial condition and results of operations.

Recent Accounting Pronouncements

          In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income (Statement 130). Statement 130 establishes standards for reporting and disclosure of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. Statement 130, which is effective for fiscal years beginning after December 15, 1997, requires reclassification of financial statements for earlier periods to be provided for comparative purposes. Implementing the provisions of Statement 130 did not have a material effect on our financial Statements.

          In June 1997, the Financial Accounting Standards Board issued Statement of financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS No. 131") which establishes standards for reporting information about operating segments in interim and annual financial reporting. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 did not have a material effect on our financial Statements.

          In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities," ("SFAS No. 133") which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The implementation date of SFAS No. 133 was recently extended and will be effective for fiscal years beginning after June 15, 2000. The adoption of Statement of Financial Accounting Standards No. 133 is not expected to have a material effect on our results of operations, financial position or cash flows as we do not currently hold derivative instruments or engage in hedging activities.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The following discussion addresses our exposure to market risk related to changes in interest rates, equity prices and foreign currency exchange rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those set forth in the Risk Factors section.

          As of June 30, 1999, we had cash equivalents of $ 13.2 million. Substantially all of these investments consisted of certificates of deposit with remaining maturities at the date of purchase of less than 90 days. These investments are not considered subject to interest rate risk and will not decrease in value by a significant amount if market interest rates increase. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially effect the fair value of interest sensitive financial instruments at June 30, 1999. We have the ability to hold these investments until maturity, and therefore we do not expect the value of these investments to be affected to any significant degree by the effect of a sudden change in market interest rates. Declines in interest rates over time will, however, reduce our interest income.

          We do not own any equity investments. Therefore, we do not currently have any direct equity price risk.

          We do not maintain significant asset or cash account balances in currencies other than the United States dollar. Therefore, we do not believe that we currently have any significant direct foreign currency exchange rate risk.

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

ITEM 7.  FINANCIAL STATEMENTS.

The financial statements are included herein and filed as a part of this report. See Index on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On July 27, 1999, we dismissed Nelson, Mayoka & Co., our former certifying accountants. Nelson, Mayoka & Co. has not reported on our financial statements. The decision to change accountants was recommended and approved by our board of directors. There were no disagreements between us and Nelson, Mayoka & Co. Also on July 27, 1999, we dismissed Ernst & Young LLP, the former certifying accountants of The Duck Corporation. Ernst & Young LLP had not issued an adverse opinion or a disclaimer of opinion, and its opinion has not been qualified or modified as to uncertainty, audit scope, or accounting principles. There have been no disagreements between us and Ernst & Young LLP. On July 27, 1999, we appointed Arthur Andersen LLP as our new independent accountant. We reported these events on a current report on Form 8-K on August 2, 1999 (amended August 9, 1999).

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

         BARRY M. SHERECK joined the Company in November of 1997 and serves as our Chief Financial Officer. From August, 1996 to October, 1997, Mr. Shereck was Chief Financial Officer of Concord Camera Corp., a multinational manufacturer and distributor of 110, 35mm and APS cameras. From September, 1995 to August, 1996, Mr. Shereck was a Managing Director of Spring Investment Corp., a privately owned management company and served as a member of the Board of Directors of Greater China Corp., a client company. From February, 1992 to September, 1995, he was Chief Financial Officer of Tyco Playtime, Inc., (a subsidiary of Tyco Toys, Inc.), an international manufacturer and distributor of toys. Mr. Shereck directly oversees our financial activities. He holds a B.Sc. degree from McGill University in Montreal, an M.B.A. from the Columbia University Graduate School of Business, and is a CPA.

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

-----------------------------------------------------------------------------------------------------------------
                                    ANNUAL COMPENSATION                         LONG-TERM
                                                                              COMPENSATION
------------------------------------------------------------------------- ----------------------    ALL OTHER
NAME AND             YEAR (1)           SALARY            BONUS                OPTIONS/           COMPENSATION
PRINCIPAL POSITION                                          ($)               SARS(#)(2)            ($) (3)
-----------------------------------------------------------------------------------------------------------------
Stanley Marder(4)   1998-T            $45,046                  --                  --                     --
Chairman and        1998              $240,228                 --                  --            $2,402
   Director
-----------------------------------------------------------------------------------------------------------------
Daniel Miller       1998-T            $41,296                  --                  --            $310
   President, CEO   1998              221,478                  --                  --            1,661
   and Director
-----------------------------------------------------------------------------------------------------------------
David Silver        1998-T            $32,571                  --                  --            $330
   Chief            1998              167,855                  --                  --            1,679
   Operating
   Officer and
   Director
-----------------------------------------------------------------------------------------------------------------
Barry M.            1998-T            $43,887                  --                  --            $110
   Shereck (5)      1998              160,645                                    111,167         365
Chief Financial
   Officer
-----------------------------------------------------------------------------------------------------------------
Alan Rojer          1998-T            $43,963                  --                  --                    --
Director of         1998              175,355                  --                133,400         $1,315
   Research and
   Development
-----------------------------------------------------------------------------------------------------------------
Timothy Murphy      1998-T            $32,464                  --                  --            $325
Director of         1998              $127,452                 --                  --            1,275
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
----------------------------------------------------------------------------------------------------------------------


         The following table sets forth information with respect to the Named Executive Officers concerning option exercises for the 3-month transition period ended December 31, 1998 and exercisable and unexercisable options held as of December 31, 1998:

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

-------------------------------------------------------------------------------------
          Name              Amount and Nature of Beneficial    Percent of Class
                            Ownership of Common Shares as of
                                       9/15/99(1)
-------------------------------------------------------------------------------------
Daniel Miller                  2,801,403                             12.18%
-------------------------------------------------------------------------------------
David Silver                   1,190,107                              5.17%
-------------------------------------------------------------------------------------
Barry Shereck (2)                 74,110                             --
-------------------------------------------------------------------------------------
Alan Rojer (2)                    88,924                             --
-------------------------------------------------------------------------------------
Timothy Murphy (2)               231,226                             --
-------------------------------------------------------------------------------------
Stanley Marder                 2,587,963                             11.25%
-------------------------------------------------------------------------------------
Harry Edelson (3)              3,033,049                             13.18%
-------------------------------------------------------------------------------------
Travelers Insurance Co.        7,827,320                             34.02%
(4)
-------------------------------------------------------------------------------------
All directors and named        4,133,107                             17.96%
executive officers as a
group
-------------------------------------------------------------------------------------


(1) Beneficial ownership represents sole voting and investment power.
(2) Represents shares that may be purchased within 60 days of Sept. 15, 1999, pursuant to outstanding vested stock options.
(3) Represents shares held by the Edelson Technology Partners III, LP, a limited partnership of which Mr. Edelson controls the sole general partner, including currently-exercisable warrants to purchase 683,051 common shares.
(4) Includes 400,000 shares of preferred stock convertible into common shares, and currently-exercisable warrants to purchase 2,722,603 common shares.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Ajmal Khan, one of our directors, owns all of the securities of Verus Capital Corporation, a diversified investment group. On July 15, 1999, we entered into a two-year consulting contract with Verus Capital Corporation whereby we pay $12,500 per month in exchange for management and consulting services.

         In June 1999, we entered into an agreement with a former officer whereby as part of a separation agreement, we pay $10,000 per month for a period of eight months as a fee for consulting services related to marketing issues.

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