Form 10-Q
period 1999-09-30
ON2COM INC
filed 1999-11-15
CIK 1045280

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended September 30, 1999.

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
            For the transition period from ____ to ____.

Commission file number 0-23171.

                                  ON2.COM INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Colorado                                        84-1280679
-------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

   375 Greenwich Street, New York, NY                                  10013
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

                                 (212) 941-2400
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. |_| Yes |_| No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

23,178,337 as of September 30, 1999.

Transitional Small Business Disclosure Format (Check one):  |_| Yes     |X| No

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS.

The unaudited financial statements follow:

                                    CONTENTS

                                                                                             Page

Consolidated Balance Sheets at September 30, 1999 and December 31, 1998.....................    4
Consolidated Statements of Operations, Nine Months Ended September 30, 1999 and 1998........    5
Consolidated Statements of Operations, Three Months Ended September 30, 1999 and 1998.....      6
Consolidated Statement of Stockholders' Equity, Nine Months ended September 30, 1999......      7
Consolidated Statements of Cash Flows,  Nine Months ended September 30 1999 and 1998  ......    8
Notes to Consolidated Financial Statements..................................................   10

                                  ON2.COM INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                            September 30, 1999     December 31, 1998
                                                                                 Unaudited          Unaudited
                                                                          ------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                   $  10,040,584             $ 1,227,706
   Accounts receivable                                                                 4,862                  13,762
   Loans receivable from stockholders                                                294,624                 292,088
   Prepaid expenses and other current assets                                         262,159                  17,201
                                                                          ------------------------------------------------
Total current assets                                                              10,602,229               1,550,757

Fixed assets, net                                                                  1,030,681                 360,417
Intangible asset (acquired technology - see Note 4)  net of amortization
   of $6,970                                                                       2,502,317                    -
Patent and Trademark costs, net of accumulated amortization of $158,290 and $123,004 at September 30, 1999 and December 31,
   1998, respectively                                                                154,738                  90,024
Other assets                                                                         120,576                 116,076
                                                                          ------------------------------------------------
Total assets                                                                   $  14,410,541              $2,117,274
                                                                          ================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

   Notes payable to stockholders                                                 $   664,624        $           -
   Accounts payable and accrued expenses                                             635,227                 181,515
                                                                          ------------------------------------------------
Total current liabilities                                                          1,299,851                 181,515

Commitments and contingency - Note 6

Stockholders' equity:

   Series A Convertible preferred stock, no par value; 5,000,000 shares authorized; 2,000,000 shares issued and outstanding, (stated at
     liquidation value of $7.50 per share) (Note 3)                               15,000,000                    -
   Common Stock, no par value; 50,000,000 shares authorized:
     23,178,337 outstanding at September 30, 1999; 15,302,374 shares
     outstanding at December 31, 1998 - Notes 2 and 3                              8,268,828               7,171,013
   Accumulated deficit                                                           (10,158,138)             (5,235,254)
                                                                          ---------------------------------------------
Total stockholders' equity                                                        13,110,690               1,935,759
                                                                          ================================================
Total liabilities and stockholders' equity                                     $  14,410,541           $   2,117,274
                                                                          ================================================

SEE ACCOMPANYING NOTES.

                                  ON2.COM INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               Nine Months Ended September 30,
                                                                                 1999                    1998
                                                                               Unaudited               Unaudited
                                                                     -------------------------------------------------
Revenues                                                                    $    23,543              $   882,998
                                                                     -------------------------------------------------

Operating expenses
    Research and development                                                  1,876,900                  956,892
    Sales and marketing                                                       1,058,521                  809,353
    General and administrative                                                2,139,073                1,636,776
                                                                     -------------------------------------------------
       Total operating expenses                                               5,074,494                3,403,021
                                                                     -------------------------------------------------

Loss from operations                                                         (5,050,951               (2,520,023)

Other income (expense):
   Interest expense                                                                (754)                    (450)
   Interest income and other                                                    165,060                   45,753
                                                                     -------------------------------------------------
                                                                                164,306                   45,303
                                                                     -------------------------------------------------
Loss before provision for income taxes                                       (4,886,645)              (2,474,720)
Provision for income taxes                                                        2,119                   50,060
                                                                     -------------------------------------------------
Net loss                                                                  $  (4,888,764)           $  (2,524,780)
                                                                     =================================================


Loss per share - basic and diluted                                           $ (0.27)                $ (0.17)

Weighted average shares outstanding - basic and diluted                     18,345,478               15,299,921


SEE ACCOMPANYING NOTES.

                                  ON2.COM INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            Three Months Ended September 30,
                                                                              1999                   1998
                                                                           Unaudited               Unaudited
                                                                     --------------------------------------------------
Revenues                                                                      $   6,911            $   163,256
                                                                     --------------------------------------------------

Operating expenses
    Research and development                                                  1,197,578                340,590
    Sales and marketing                                                         579,756                263,163
    General and administrative                                                1,093,409                579,002
                                                                     --------------------------------------------------
       Total operating expenses                                               2,870,743              1,182,755
                                                                     --------------------------------------------------

Loss from operations                                                         (2,863,832)            (1,019,499)

Other income (expense):
   Interest expense                                                                -                      (450)
   Interest income and other                                                    129,452                (53,089)
                                                                     --------------------------------------------------
                                                                                129,452                (53,539)
                                                                     --------------------------------------------------
Loss before provision for income taxes                                       (2,734,380)            (1,073,038)
Provision for income taxes                                                         -                       158
                                                                     --------------------------------------------------
Net loss                                                                  $  (2,734,380)         $  (1,073,196)
                                                                     ==================================================


Loss per share - basic and diluted                                           $ (0.12)                $ (0.07)

Weighted average shares outstanding - basic and diluted                      23,013,457           15,300,344


SEE ACCOMPANYING NOTES.

                                  ON2.COM INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1999

                                               SERIES A                                                               TOTAL
                                             CONVERTIBLE                                          ACCUMULATED        STOCKHOLDERS'
                                           PREFERRED STOCK                COMMON STOCK              DEFICIT            EQUITY
                                       -----------------------      ------------------------    --------------       --------------
                                        SHARES          AMOUNT       SHARES           AMOUNT
                                                                    (Note 3)
                                        -------         ------      ---------         -------      --------           ----------
Balance at December 31,
   1998 - Notes 2 and 3                    --             --       15,302,374    $  7,171,013    $ (5,235,254)   $  1,935,759

Sale of warrant to
   purchase Common Stock                   --             --             --             1,000            --             1,000
Purchase and retirement
   Common Stock                            --             --         (302,374)       (340,000)           --          (340,000)
Reverse merger with
   The Duck Corporation                                             8,000,000          34,120        (34,120)           --
Issuance of Series A Convertible
   preferred shares                   2,000,000   $ 15,000,000           --              --              --        15,000,000
Expenses related to Series A
   Preferred share issuance                --             --             --          (385,887)           --          (385,887)
Sale of common stock on exercise
   of employee stock option                --             --            8,893          20,010            --            20,010
Common stock issued on
   acquisition of MetaVisual
Creations Limited  (Note 4)                --             --          169,444       1,768,572            --         1,768,572
Net loss for the period                    --             --             --              --        (4,888,764)     (4,888,764)
                                      ---------   ------------     ----------    ------------    ------------    ------------
Balance at September 30, 1999         2,000,000   $ 15,000,000     23,178,337    $  8,268,828    $(10,158,138)   $ 13,110,690
                                      ---------   ------------     ----------    ------------    ------------    ------------
                                      ---------   ------------     ----------    ------------    ------------    ------------


SEE ACCOMPANYING NOTES.

                                  ON2.COM INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Nine Months Ended September 30,
                                                                           1999                    1998
                                                                         Unaudited               Unaudited
                                                                   ------------------------------------------------
OPERATING ACTIVITIES

Net loss                                                                 $  (4,888,764)    $     (2,524,780)
Adjustments to reconcile net loss to
   net cash used in operating activities:

     Depreciation and amortization                                             184,210              170,714
     Changes in operating assets and liabilities:
       Accounts receivable                                                       8,900              (56,958)
       Prepaid expenses and other current assets                              (244,955)              22,880
       Other assets                                                               -                 (95,078)
       Accounts payable and accrued expenses                                   372,774              (83,584)
                                                                   ------------------------------------------------
Net cash used in operating activities                                       (4,567,835)          (2,566,806)
                                                                   ------------------------------------------------

INVESTING ACTIVITIES

Purchase of fixed assets                                                      (806,230)            (203,918)
Acquisition (net of cash acquired)                                            (390,768)               -
Security deposits                                                               (4,500)               -
Purchase of trademarks                                                         (25,000)               -
                                                                   ------------------------------------------------
Net cash used in investing activities                                       (1,226,498)            (203,918)
                                                                   ------------------------------------------------

FINANCING ACTIVITIES

Proceeds from warrant to purchase Common Stock                                   1,000                -
Proceeds from sale of Series A Convertible preferred stock, net of
   expenses                                                                 14,614,113                 -
Proceeds from sale of common stock                                              20,010                2,340
Payments on notes payable to stockholder                                       (25,376)               -
Loans to stockholders                                                           (2,536)              42,364
                                                                   ------------------------------------------------
Net cash provided by financing activities                                   14,607,211               44,704
                                                                   ------------------------------------------------
Net (decrease) increase in cash and cash equivalents                         8,812,878           (2,726,020
Cash and cash equivalents at beginning of period                             1,227,706            4,866,680
                                                                   ================================================
Cash and cash equivalents at end of period                               $  10,040,584     $      2,140,660
                                                                   ================================================

                                  ON2.COM INC.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

                                                                          Nine Months ended September 30,
                                                                            1999                   1998
                                                                          Unaudited              Unaudited
                                                                     ----------------------------------------------
Cash paid during the year for:

   Interest                                                           $     754                 $     450
                                                                     ==============================================
   Taxes                                                             $   22,218                 $  59,617
                                                                     ==============================================
 Acquisition for common stock and note payable                       $ 2,118,572                      -
                                                                     ==============================================
 Purchase and retirement of common stock                             $   340,000                      -
                                                                     ==============================================

Effective June 9, 1999, On2.com Inc. (the "Company") entered into a Separation and Release Agreement with an officer and shareholder. In connection with the agreement, the Company repurchased 302,374 shares of the Company's Common Stock from the officer and shareholder at a price of $1.12 per share through issuance of a note payable to the shareholder. Under the terms of the Separation and Release Agreement, on January 15, 2000 the Company will offset the remaining balance of the note payable to the shareholder against certain notes and advances receivable from the shareholder.

At September 30, 1999, $75,000 had been accrued as a payable for the purchase of a trade-name. The total cost of the trade-name was $100,000. The trade-name is being amortized over ten years.

On September 27, 1999 the Company acquired the assets of MetaVisual Creations Limited, a company incorporated under the laws of England. The purchase price was valued at $2,518,572. In addition to paying $400,000 in cash, the Company issued 169,444 shares of its common stock valued at $1,768,572 based on the closing price of the Company's common stock on the American Stock Exchange on the acquisition date and issued a note payable in the amount of $350,000.

SEE ACCOMPANYING NOTES.

                                  ON2.COM INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  UNAUDITED FINANCIAL INFORMATION

The interim consolidated financial data are unaudited. However, in the opinion of management, the interim data include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair statement of the results for the interim periods. The financial statements included herein have been prepared by On2.com Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company's Form 8-K Report filed with the Securities and Exchange Commission on June 22, 1999 and amended on August 12, 1999 and Form 10KSB for the three month transition period ended December 31, 1998 filed with the Securities and Exchange Commission on September 28, 1999 and amended on October 21, 1999.

NOTE 2 ORGANIZATION AND OPERATIONS

On2.com Inc. (the "Company"), formed by the merger of The Duck Corporation ("Duck") into and with a subsidiary of Applied Capital Funding, Inc., ("Applied") a Colorado corporation, (the "Merger"), is developing a network of Web channels for broadband-enabled internet users.The Company's technology combines the classic elements of television with the interactivity of the Internet, utilizing proprietary video compression and streaming technology.

In connection with the Merger, the Company changed its name from Applied Capital Funding, Inc. to On2.com Inc. The consolidated balance sheet at September 30, 1999 includes the accounts of On2.com Inc. and its wholly owned-subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The Company's Common Stock was listed on the American Stock Exchange on June 30, 1999 and currently trades under the symbol "ONT." Prior to that time it was traded on the Over-the-Counter Bulletin Board operated by the National Association of Securities Dealers, Inc.

NOTE 3  MERGER WITH THE DUCK CORPORATION AND PRIVATE OFFERING OF PREFERRED STOCK

On June 15, 1999, Applied Capital Acquisition Corp., a Delaware corporation, a wholly-owned subsidiary of Applied merged with and into Duck , In connection with the Merger, the Company, issued 15,000,000 shares of its Common Stock to the shareholders of Duck's issued and outstanding common stock in exchange for 100% of the issued and outstanding common stock of Duck. After the Merger, former Duck stockholders owned approximately 65% of the issued and outstanding Common Stock of the Company. The Merger has been accounted for as a reverse merger in which Duck is the accounting acquirer. The historical records of Duck became the historical records of the Company. Following the Merger, the business conducted by the Company is the business conducted by Duck prior to the Merger.

Prior to the Merger, the Company was a non-operating "shell" corporation. Pursuant to SEC rules, the Merger of a private operating company (Duck) into a non-operating public shell corporation with nominal net assets (Applied) is considered a capital transaction and has the consequences referred to in the following paragraph. The accounting is identical to that of a reverse merger but there are no material assets, liabilities or operations included with those of Duck beginning June 15, 1999.

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

Coincident with the Merger, the Company issued 2,000,000 preferred stock purchase units (the "Units") pursuant to Rule 506 under the Securities Act of 1933, as amended, for an aggregate purchase price of $15,000,000 in a private offering.

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

NOTE 4 METAVISUAL CREATIONS LIMITED ACQUISITION

On September 27, 1999 the Company acquired the assets of MetaVisual Creations Limited ("MetaVisual"), a foreign private issuer organized and incorporated under the Small Companies Act of the United Kingdom, for a purchase price of $2,518,572. The purchase price consisted of $400,000 cash, a $350,000 note and 169,444 shares of the Company's common stock valued at $1,768,572 based on the closing price of the Company's common stock on the American Stock Exchange on the acquisition date.

The purpose of the acquisition was to obtain video signal compression/decompression technology ("codec") developed by MetaVisual's majority shareholder and only employee.

Prior to the acquisition, MetaVisual generated limited revenue from development contracts and licensing an earlier version of the technology. In any period, this revenue was received from a single customer. After the acquisition, these development and licensing activities have been discontinued. On2.com Inc. is using the core technology acquired as part of its software architecture platform for distribution of video signals over the World Wide Web.

MetaVisual had no corporate facilities, distribution systems or sales force. On2.com did not acquire any customer base or trade names as part of the acquisition.

The historical results of operations, cash flows and financial condition of MetaVisual were not material to On2.com and have no relationship to On2.com's future use of the technology.

The purchase price was allocated to tangible assets and the identifiable intangible asset, based on their fair values, as follows:

         Purchase Price:                                      $    2,518,572
                                                              ==============

         Cash acquired:                                       $        9,232
         Fixed assets (primarily computer equipment):                  5,989
         Less: accounts payable assumed                               (5,936)
         Intangible asset - software technology acquired:          2,509,287
                                                              ---------------
                                                              $    2,518,572
                                                               ==============

The acquired technology is being amortized over a period of 4 years, on the straight line method. The amortization period was determined by estimating the useful life of the acquired technology after assessing the effects of obsolescence, development of superior technology, competition and similar economic factors. Rapid changes can often occur in the development of this technology and the Company intends to replace inferior technology as it becomes determined as such. Given this history of rapid change, codec technology can have a relatively short useful life. Therefore, the recoverability of the intangible asset's value will be addressed on an ongoing basis.

NOTE 5  FISCAL YEAR END

The Company's fiscal year end is December 31. The fiscal year end of Duck was September 30. After the Merger the Company will continue to report on its December 31 fiscal year-end schedule. Under SEC reporting rules, this results in the requirement for a "transition report" to reconcile Duck's audited twelve months results to the December 31 year-end. The report including audited financial statements for the three months transition period ended December 31, 1998 was filed with the SEC on Form 10-KSB on September 28, 1999 and amended on October 21, 1999.

NOTE 6  CONTINGENCY

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

NOTE 7  STOCK OPTIONS

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

At September 30, 1999 options to purchase 2,380,247 shares had been granted. The outstanding options vest over a period of 3 to 36 months. At September 30, 1999, 829,048 options were vested.

The Company measures compensation cost for employee stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation expense is recognized only if the market price of the underlying stock exceeds the exercise price of stock options on the date of grant.

NOTE 8  WARRANTS

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

At September 30, 1999, the Company has reserved 5,572,019 shares of its Common Stock for issuance upon exercise of outstanding warrants.

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

OVERVIEW

On2.com Inc. is developing a network of Web channels for broadband-enabled consumers combining the classic elements of television with the interactivity of the Internet. Leveraging proprietary video streaming and compression technology, the On2.com network will initially provide a range of video-centric information and entertainment in such areas as movies, games, music and travel. The Company plans to launch its initial Web channel, On2Movies, by the end of 1999. Additional Web channels will follow in 2000.

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

THE MERGER

On June 15, 1999, Applied Capital Acquisition Corp., a Delaware corporation, a wholly-owned subsidiary of Applied Capital Funding, Inc., a Colorado corporation, merged (the "Merger") with and into The Duck Corporation, a Delaware corporation ("Duck"). In connection with the Merger, the Company issued 15 million shares of its Common Stock to the shareholders of Duck's issued and outstanding shares of common stock in exchange for 100% of the issued and outstanding common stock of Duck. After the Merger, former Duck stockholders owned approximately 65% of the issued and outstanding Common Stock of the Company. The Merger has been accounted for as a reverse merger in which Duck is the accounting acquirer. The historical records of Duck became the historical records of the Company.

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

METAVISUAL CREATIONS LIMITED ACQUISITION

On September 27, 1999 the Company acquired the assets of MetaVisual Creations Limited, a foreign private issuer organized and incorporated under the Small Companies Act of the United Kingdom, for a purchase price of $2,518,572. The purchase price consisted of $400,000 cash, a $350,000 note and 169,444 shares of the Company's common stock valued at $1,768,572 based on the closing price of the Company's shares on the American Stock Exchange on the acquisition date. The purpose of the acquisition was to obtain software technology developed by MetaVisual's majority shareholder and only employee, relating to compression/decompression ("codec") of video signals. This technology will assist us in implementing our strategic operating plan for distribution of television-quality video signals to broadband Internet users Our alternatives were to develop the technology internally, or purchase it through the acquisition. After considering the time and resources that would be required to develop similar technology internally, along with the risks and costs of unsuccessful attempts and related delays, we decided to pursue the acquisition.

Prior to the acquisition, MetaVisual generated limited revenue from development contracts and licensing an earlier version of the technology to a single customer. After the acquisition, this has been discontinued. On2.com is using the core technology acquired as part of its software architecture platform for distribution of video signals over the World Wide Web. The historic operations of the developer have no relationship to On2.com's future use of the technology.

The historical results of operations, cash flows and financial condition of MetaVisual were not material to On2.com. The purchase price was primarily allocated to the identifiable intangible asset associated with the codec technology acquired (see Note 4 to the financial statements).

RESULTS OF OPERATIONS

Nine Months Ended September 30, 1999 Compared To Nine Months Ended September 30, 1998

Revenue

Net revenues of $23,543 and $882,998 for the nine months ended September 30, 1999 and 1998 respectively, were derived primarily from the sale and/or licensing of the Company's TrueMotion-Registration Trademark- technology. For the nine months ended September 30, 1998, approximately 70% of the Company's revenue was derived from one customer, Sega Enterprises, Ltd. and its subidiaries ("Sega"). 16% of revenue was earned from royalties paid pursuant to license agreements with Sega, and 54% of revenue was a non-refundable advance from Sega against future royalties. Future royalty payments from Sega are dependent on Sega recouping its advances to the Company. There can be no assurance that Sega will use the Company's technology in developing content for its systems, nor is it possible to predict when, if ever, Sega will recoup the advances already paid. Two additional customers accounted for 11% and 8% respectively of the Company's revenue. The balance of revenue was sales of individual licenses to content developers.

During the nine months ended September 30, 1999, the Company devoted substantially all its efforts to building the On2.com network, developing the technology to operate the site, attracting the investment to fund its efforts and hiring the required staff.

Future revenue will be derived from the On2.com network and the licensing of the associated technology to other companies. The Company's business model is based on deriving revenue from advertising and sponsorship agreements with major product and brand advertisers on the On2.com network, from the sales of goods and services to users and from sales commissions from the sale of goods and services on behalf of other companies. In addition, the Company expects to generate revenue from the licensing of the Company's technology to other companies, and providing consulting services to these licensees and other services, including hosting video for others on the Company's server network. The Company plans to introduce its first Web channel, On2Movies, by the end of 1999.

Operating expenses

The Company's operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Operating expenses of $5,074,494 for the nine months ended September 30, 1999 increased $1,671,473 or 49% from the same period in 1998.

Research and development expenses consist primarily of salaries and related expenses for personnel and fees to outside contractors and consultants. Research and development expenses for the nine months ended September 30, 1999 of $1,876,900 increased approximately $920,008 or 96% from the same period in 1998, reflecting the additional costs incurred in developing new technology.

Research and development expenses to date have been focused on continuing development of technology to deliver television quality video signals to broadband Internet users, and the construction of the On2.com network. For the nine months ended September 30, 1999, substantially all of the Company's research and development effort was directed to these activities. For the nine months ended September 30, 1998, the Company's efforts were primarily directed to completing development of technology licensed to Sega and continuing development of technology to be used on the On2.com network. The Company expects research and development costs to continue to increase in coming periods as development efforts continue on the On2.com network Web channels and on the technology to operate the business.

Sales and marketing expenses for the nine months ended September 30, 1999 of $1,058,521 increased $249,168 or 31% from the year earlier period as the Company hired additional staff engaged in marketing activities related to its efforts to develop the On2.com network. The sales and marketing expenses consist primarily of salaries related to developing business arrangements with prospective partners, creating awareness of new services and costs of communicating to the industry and potential users.

General and administrative expenses consist primarily of salaries and related personnel expenses, rent, accounting and legal services and general operating expenses. For the nine months ended September 30, 1999, general and administrative expenses of $2,139,073 increased $502,297 or 31% from the year earlier period, reflecting additional staff, space, legal and general expenses related to developing its business.

As the Company expands its business in 1999 and beyond, its research and development, sales and marketing, and general and administrative expenses will continue to increase. Research and development expenses will increase as the company adds engineers and outside consultants to its technology and Web development teams. Sales and marketing expenses will increase as the Company adds additional business development, sales and marketing personnel to build business relationships, sell advertising time and build brand awareness. In addition, advertising and public relations expenses will increase as the Company invests to grow its business. General and administrative expenses will increase as the Company continues to build its management infrastructure, including additional personnel, office space and internal information systems.

From January 1999 to September 30, 1999 the Company hired 31 additional employees in order to accelerate the growth of the business. The Company expects the number of employees to continue to increase. At September 30, 1999 the Company had 51 full-time employees.

Other income (expense)

Other income (primarily interest income) of $164,306 for the nine months ended September 30, 1999 increased $119,003 or 263% from $45,753 for the same period last year primarily due to increased investments from the sale of Series A Convertible Preferred Stock on June 15, 1999 (see Notes 2 and 3 to Financial Statements included herein). For the nine months ended September 30, 1998, other income (expense) includes legal settlement expense in the amount of $86,748.

Provision for income taxes

The provision for income taxes consists of foreign taxes withheld at source upon payment of royalties by a foreign licensee. The decrease in taxes from $50,060 for the nine months ended September, 1998 to $2,119 for the nine months ended September 30, 1999, a decrease of $47,941 or 96%, reflects the decrease in revenue received from Sega noted under the caption "Revenue" above.

Three Months Ended September 30, 1999 and 1998

Revenue

Net revenues for the three months ended September 30, 1999 of $6,911 decreased $156,345 or 96% from the same period in 1998 for the same reasons disclosed above in the discussion of results for the nine months ended September 30, 1999.

For the three months ended September 30, 1999, substantially all of our revenue was derived from sales of individual licenses to content developers. During this period, the Company devoted substantially all its efforts to building the On2.com network, developing the technology to operate the site, attracting the investment to fund its efforts and hiring the required staff. For the three months ended September 30, 1998 approximately 59% of revenue was received from one customer.

Operating expenses

Operating expenses of $2,870,743 for the three months ended September 30, 1999 increased $1,687,988 or 143% from the same period in 1998.

Research and development expenses, which consist primarily of salaries and related expenses for personnel and fees to outside contractors and consultants, of $1,197,578 for the three months ended September 30, 1999, increased approximately $856,988 or 252% from $340,590 for the three months ended September 30, 1998, reflecting the additional costs incurred in developing new technology and the On2 network. During the quarter, the Company hired 13 additional employees involved in the development of its technology and web site. At September 30, 1999 the Company employed 32 people in the development of its technology and web site versus 13 at September 30, 1998. For the three months ended September 30, 1999 total salaries related to research and development were approximately $598,000 versus $260,000 for the same period in 1998. For the three months ended September 30, 1999 the Company incurred costs of approximately $422,000 for outside contractors versus approximately $48,000 for the same period in 1998.

Sales and marketing expenses for the three months ended September 30, 1999 of $579,756 increased $316,593 or 120% from $263,163 for the year earlier period as the Company accelerated its marketing and business development efforts related to the On2 network. The sales and marketing expenses consist primarily of personnel costs related to developing business arrangements with prospective partners, creating awareness of its new services and costs of communicating to the industry and potential users and is expected to increase as we build the business.

General and administrative expenses, which consist primarily of salaries and related personnel expenses, rent, accounting and legal services and general operating expenses, were $1,093,409 for the three months ended September 30, 1999, an increase of $514,407 or 89% from $579,002 for the same period in the prior year. The increase is due primarily to the costs additional staff, of recruiting additional staff, additional office space, legal and accounting fees. These costs are expected to continue to increase as we grow the Company.

Other income (expense)

Other income, primarily interest income, of $129,452 for the three months ended September 30, 1999 increased $182,991 from net expense of $53,539 for the same period last year, which included a charge for a legal settlement of 86,748. The increase is primarily due to increased cash balances from the sale of Series A Convertible Preferred Shares on June 15, 1999 and the absence of the legal settlement in the quarter last year. See notes 2 and 3 to Financial Statements included herein.

Provision for income taxes

The provision for income taxes consisting primarily of foreign taxes withheld at source were 0 in the three months ended September 30, 1999 and $$158 for the same period last year, reflecting the decrease in revenue received from the major foreign customer noted under the caption "Revenue" above for the nine months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999, the Company had cash and cash equivalents of $10,040,584 compared to $1,227,706 at December 31, 1998.

The Company's capital requirements have been, and will continue to be, significant. Since inception, On2.com Inc. has financed its operations primarily through sales of stock. Through September 30, 1999, On2.com Inc. had raised approximately $22,000,000 from the sale of preferred stock and Common Stock. At September 30, 1999, the principal source of liquidity for the Company was $10,040,584 of cash and cash equivalents.

For the nine months ended September 30, 1999 and 1998, the Company used significant cash in operating activities. Cash used in operating activities for the nine months ended September 30, 1999 and 1998 was $4,567,835 and $2,566,806 respectively. Cash used in operating activities in the first nine months of 1999 compared to 1998 increased primarily as a result of increased costs to build the business and reduced revenue to offset expenses.

Cash used by investing activities for the nine months ended September 30,1999 of $1,226,498 was used for the acquisition of the assets of MetaVisual Creations Limited (see Note 4 to Financial Statements), the acquisition of fixed assets and the initial payment for the acquisition of a trade name. Cash used in investing activities for the nine months ended September 30, 1998 of $203,918 primarily was used for the acquisition of fixed assets. The Company expects to expend significant amounts for equipment, software and fixtures over the next 24 months.

Cash provided by financing activities was $14,607,211 for the nine months ended September 30, 1999 and represents the proceeds received from the preferred stock offering and proceeds from the sale of common stock to an employee pursuant to the exercise of an incentive stock option, less payments on a note to a stockholder and increased loans to a stockholder. For the nine months ended September 30, 1998, cash from financing activities consisted of a reduction in a loan to a stockholder and proceeds from the sale of common stock to an employee pursuant to the exercise of an incentive stock option.

The market for distribution of interactive broadband video content is highly competitive and requires significant expenditures to procure the personnel, technology and business partners necessary to establish a leadership position in the industry. The Company will continue to build the On2.com network, develop its technology and hire additional employees. Operating costs are expected to continue to increase during this period of development. The Company anticipates it will require additional funding within the next 12 months to adequately finance its growth and development objectives. The Company has several financing alternatives available to it that it is currently pursuing. There can be no assurance that the Company will be able to acquire such additional funding on terms acceptable to the Company, or at all. In such event, the Company could reduce the pace of development until such funds were available on terms acceptable to the Company.

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

The Company provides technology and applications to others and also relies on third party off-the-shelf operating systems and applications from others in the operation of its business. The Company has substantially completed the assessment of its internal and external (third-party) computer systems and products. At this point, the Company is not aware of any Year 2000 problems relating to systems that it operates or that are operated by third parties that would have a material effect on the Company's business, results of operations or financial condition, without taking into account efforts to avoid such problems. To date, the Company has not incurred any significant costs related to the assessment of, and compliance with, Year 2000 issues. The Company does not currently expect that the Year 2000 issue will materially adversely affect its financial condition or results of operations.

The Company also relies on third party software and hardware systems to operate its internal network, some or all of which could contain coding which is not Year 2000 compliant. These systems include server software used to operate the network servers, software controlled routers, switches and other components of the data network, firewall, security, monitoring and back-up software used by the Company. In each case, the Company employs widely available software applications from leading third-party vendors and such vendors have provided all required upgrades or modifications. However, if any third party software suppliers provided faulty Year 2000 compliant versions of the software, the Company's operations, including its internal network, could be disrupted.

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

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company's quarterly report on Form 10-QSB filed on August 23, 1999 contains a description of a legal proceeding involving the Company. There have been no material developments in that case during the period covered by this report.

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

The Company filed a Current Report on Form 8-K on October 12, 1999 in connection with its acquisition of MetaVisual Creations Limited.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     On2.com Inc.
                                        ----------------------------------------
                                                     (Registrant)

November 15, 1999                       /s/ Barry M. Shereck
--------------------                    ----------------------------------------
(Date)                                                (Signature)
                                        Barry M. Shereck
                                        Chief Financial Officer