Form 10KSB
period 1999-12-31
ON2COM INC
filed 2000-03-30
CIK 1045280

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934.

                        Commission file number 0-23171.

                                  ON2.COM INC.
             (Exact name of registrant as specified in its charter)

                  COLORADO
(State or other jurisdiction of incorporation                   84-1280679
              or organization)                     (I.R.S. Employer Identification No.)

     375 GREENWICH STREET, NEW YORK, NY                            10013
  (Address of principal executive offices)                      (Zip Code)

                                 (212) 941-2400
              (Registrant's telephone number, including area code)

   (Former name, former address and former fiscal year, if changed since last report)

          Securities Registered Pursuant to Section 12(b) of the Act:
                                  COMMON STOCK

          Securities Registered Pursuant to Section 12(g) of the Act:
                                      NONE

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past
90 days. Yes /X/  No / /

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

    Issuer's revenues for the 12 months ended December 31, 1999 were approximately $178,112.

    The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on the American Stock Exchange on February 15, 2000 was approximately $385,023,146.

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

24,286,596 as of December 31, 1999.

    Transitional Small Business Disclosure Format (Check one): / / Yes    /X/ No

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM 1                  DESCRIPTION OF BUSINESS.....................................      3

ITEM 2                  DESCRIPTION OF PROPERTY.....................................     10

ITEM 3                  LEGAL PROCEEDINGS...........................................     10

ITEM 4                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........     11

ITEM 5                  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS....     12

ITEM 6                  MANAGEMENT'S DISCUSSION AND ANALYSIS........................     12

ITEM 7                  FINANCIAL STATEMENTS........................................     27

ITEM 8                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                          AND FINANCIAL DISCLOSURE..................................     27

ITEM 9                  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                          CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE
                          EXCHANGE ACT..............................................     28

ITEM 10                 EXECUTIVE COMPENSATION......................................     32

ITEM 11                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                          MANAGEMENT................................................     35

ITEM 12                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............     36

ITEM 13                 EXHIBITS LIST AND REPORTS ON FORM 8-K.......................     37

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

    On2.com Inc.'s ("On2" or "On2.com" or the "Company") strategy is to be the early leader in the broadband Internet market for delivery of content. We plan to achieve this through our technological expertise in video compression and streaming software, our early entrance into the broadband Internet market and our exclusive focus on broadband Internet users (connected through cable modem, DSL, T1 or satellite).

    On2 has developed a proprietary technology platform that delivers television-quality video over the Internet at data rates low enough to allow broadband users to access and view this video in real time, on demand, without waiting for downloads. This technology allows us to deliver a high-quality broadband experience and will help to establish On2.com as a premier broadband destination site. Initially, we are developing and launching On2.com as a showcase site featuring On2Movies and On2Reports, which launched February 18, 2000. We intend the On2.com site to evolve into an aggregator of the best broadband content on the Web. Subsequently, we will make our technology and infrastructure available to partner content sites to enable them to achieve superior broadband content distribution from their own sites.

    Until 1998, the Company was primarily engaged in the development, production, and distribution of video compression/decompression software technology ("codecs") that enabled developers of computer video games and multi-media presentations to convert analog video signals into digital video signals, and to compress the signal for storage and playback. Perceiving consumer broadband Internet usage to be the next high growth Internet market, the Company elected to exploit its technology's commercial possibilities by focusing on the broadband market.

INDUSTRY OVERVIEW

    GROWTH OF BROADBAND ACCESS TO HOME

    The market for high-speed, or "broadband" access to the Internet from home is expanding at a rapid pace. According to Forrester Research, an industry research firm, more than 5 million U.S. households are expected to have broadband Internet access via cable modems, DSL telephone lines or direct satellite by the end of 2000, increasing to almost 19 million households by the end of 2002. These broadband systems typically allow sustained data transfer to the user of at least 256,000 bits per second, or approximately 5 times the access speed of the fastest standard narrowband modems.

    This increased availability of broadband Internet access is paralleled by an accelerated pace of development in both content available to users of the World Wide Web and the technology delivering the content. New technologies in video and audio streaming enable the creation of new forms of content, combining aspects of traditional, narrowband web design (including text, graphics, and hyper-links) with the video-based production concepts of television.

    While this market is growing rapidly, it presently accounts for less than 5% of the Internet users online today. Accordingly, most companies involved in the development of technology and content for the Web are focusing on solutions that are intended to provide an acceptable experience for the predominant narrowband customer, while offering an improved version of the same experience to broadband users.

    GROWTH OF ONLINE COMMERCE

    The Internet is dramatically affecting the methods by which consumers and businesses are buying and selling goods and services. The Web provides online merchants with the ability to reach a global audience and to operate with minimal infrastructure, reduced overhead and greater economies of scale, while providing consumers with a broad selection, increased pricing power and unparalleled convenience. As a result, a growing number of consumers are transacting business on the Web, including trading securities, buying consumer goods, paying bills and purchasing airline tickets. Jupiter Communications estimates that approximately 29% of Web users purchased goods or services over the Web in 1999 and that approximately 54% of Web users will make online purchases in 2003. Jupiter also estimates that retail consumer purchases of goods and services over the Internet will increase from $14.9 billion in 1999 to $78 billion in 2003. The Company believes that as electronic commerce expands, advertisers and direct marketers will increasingly use the Web to advertise products, drive traffic to their Web sites, attract customers and facilitate transactions.

    GROWTH OF INTERNET ADVERTISING

    The Web is evolving into an important medium for advertisers due to its interactive nature, global reach, rapidly growing audience and the expected increase in online commerce. Unlike more traditional advertising methods, the Web gives advertisers the potential to target advertisements to broad audiences or to selected groups of users with specific interests and characteristics. The Web also allows advertisers and direct marketers to measure the effectiveness and response rates of advertisements and to track the demographic characteristics of Web users. The interactive nature of Web advertising enables advertisers to better understand potential customers, and to change messages rapidly and efficiently in response to customer behavior and product availability.

    The Company anticipates a significant increase in online advertising. Forrester Research estimates that the dollar value of Internet advertising in the U.S. will increase from $2.8 billion in 1999 to $10.4 billion in 2003, representing a 39% compounded annual growth rate. International online ad spending is expected to grow from $0.2 billion in 1998 to $4.7 billion in 2003, representing an 87% compounded growth rate. By comparison, McCann-Erikson/Jupiter Communications estimate that $173 billion was spent in 1999 on traditional media advertising in the U.S., including television, radio, outdoor advertising and print. Until recently, the leading Internet advertisers have been technology companies, search engines and Web publishers. However, many of the largest advertisers utilizing traditional media, including consumer products companies and automobile manufacturers, are expanding their use of online advertising. We believe that online advertising will continue to capture an increasing share of available advertising dollars and that this trend will drive demand for online ad inventory and for sophisticated Internet advertising solutions.

    The Company believes that significant opportunities exist for those willing to focus exclusively on broadband technology and content. By providing services and capabilities that are not possible in a narrowband environment, the Company expects to expand its business and reputation, as a leading innovator in broadband Internet technology, content, and distribution.

STRATEGY

    The Company's strategy is to position itself as the early leader in the broadband Internet market. We plan to achieve this through our exclusive focus on the broadband market, our technological expertise in video-compression and streaming software, and our early entrance into the market.

    Leveraging our proprietary technology advantage, we are developing a network of Web destinations, or "channels", that will meld the immediacy and quality of television with the interactivity of the World Wide Web.

    We have developed two initial channels, On2Movies and On2Reports, that are available to any consumer with a standard, first-generation broadband Internet connection. Connecting to On2Movies, a consumer can browse through the latest movie trailers, behind-the-scenes footage, interviews with stars and directors, and much more. On2 video hosts, or "web-jockeys" guide users through the available selections, in a familiar, TV-like format. At any time the user can rewind, fast-forward, pause, and resume playback. Additionally, users have multiple opportunities to interact with the environment through video hot-spots, synchronized links, and globally accessible segment and channel menus. Connecting to On2Reports, a consumer can call up, on demand, news video footage that is updated daily. Both channels were launched on February 18, 2000.

    On2Networks will feature three broad destinations: entertainment, lifestyle and business. Additional channels will be a part of one of these destinations, including music, games, sports and fashion. We are also pursuing partnerships with content providers and customers to build additional content channels. As On2's technology is made available and is adopted by broadband content developers, On2.com will evolve into an aggregator of the best of broadband content available on the Internet.

    On2.com intends to establish a strong and loyal base of users through its web destination and connected sites. Management believes that the combination of superior technology and a loyal user base will create revenue opportunities through monetization of the technology, infrastructure, and know-how.

    In addition to the On2 branded content offerings, we plan to market our technology and related services to third party content developers for use on their own Web sites. This activity is expected to not only build revenue, but also to allow us to increase the scope of information and content accessible through On2.com, increasing our value as a destination to media both on and off the Web.

ON2.COM DESTINATION SITE--ON2 NETWORKS

    On2.com is developing channels with broad appeal to home-based Internet consumers. Focusing on popular entertainment and leisure categories such as movies, music, travel, video games and sports, while staying true to the traditional role of the Internet as an information resource, the On2.com destination will act as an aggregator of broadband Internet content. Initially, because most entertainment media is still delivered through traditional media, this will be reflected in our content. For example, On2Movies will contain information about movies released in theatres, home video, and television environments. Over time, as content developers become familiar and more comfortable with the medium, we anticipate increased delivery of the content itself over the Internet.

    In summary, the On2.com Internet destination will:

    - Create a Web-based community that integrates content and commerce.

    - Create and establish On2.com as the leading broadband content brand.

    - Offer multiple advertising solutions, research and electronic commerce opportunities.

    - Demonstrate the technology platform for delivery of superior content to broadband-enabled consumers.

    - Serve as a basis for future On2 technology products and services.

    ADVERTISING

    Advertising will primarily consist of 10, 15 and 20-second video commercial spots adapted from television campaigns or custom-created for the Internet. On2's advanced video quality level enables advertisers and their agencies to go beyond the current Internet banner ad, utilizing successful legacy techniques from television advertising to build brand awareness and communicate product differentiation. Unlike television, however, commercials on On2 will be fully interactive. Consumers can click on ads, hot spots or associated links, which will lead to additional product information, e-commerce opportunities, or advertiser Web sites.

    E-COMMERCE

    The On2.com channels will provide opportunities for users to request information about various products and services, in many cases culminating with an online purchasing opportunity. These consumer-advertiser interactions may include commission and/or sales lead revenue to On2.com.

    On2.com views its network of channels as an opportunity to enhance the traditional model of commerce by presenting it as complimentary content to the other forms of entertainment available. On2.com is developing product fulfillment partnerships across the content areas within the channels as well as across the network. As a result, viewers will be able to access deep content and product information on each On2 channel and click through to make a purchase.

    PRODUCTION

    The Company will utilize both in-house and out-sourced production capabilities to offer a unique and value-enhanced experience for the broadband-enabled user. A video host acts as an interactive guide for the user of our network and channels. On2 programs are and will be tailored for specific audiences in order to build community and content awareness. We believe that our high-quality production capabilities will deliver content that is more compelling than existing Internet-based streaming video as a result of its interactivity and production values.

    On2 programs will be produced on a recurring basis and in short-form. By using the Internet and other digital delivery networks for distribution, On2 users can access our channels at any time and also are able to access and view archived episodes on demand. We have the flexibility to produce programs to the appropriate length for the relevant subject matter, which allows us to tailor our programming according to creative demand and audience appeal. Our network infrastructure incorporates software to assess the impact of and response to both programming and advertising. Each On2 program will contain multiple opportunities for advertiser and sponsor placements and e-commerce applications.

    MARKETING AND SALES

    Advertising, sponsorships and business services are sold through a dedicated, in-house direct sales team. A marketing and communications department has been established to broaden awareness of the On2.com brand, our technology products and services.

    Through our content channels, we offer advertising packages targeted to specific audiences and demographics. Additionally, unlike Web sites that provide only text-based banner advertisements, On2 offers multimedia packages incorporating custom audio and video applications, as well as broadcast-quality video advertisements. Advertisers will have the ability to sponsor one or more of our programming channels or shows, enabling them to co-brand sections of our channels. For example, a channel or show sponsorship may involve both rotating and permanent placement of buttons, logos and Web site links, integrated ads, promotional advertisements, and editorial mentions on the On2.com home page or channel home page. On2 will also introduce in-stream ads, advertisements within the Internet feed of programming, similar to those seen on a television network. This feature allows advertisers to follow consumers wherever they may go on the On2Network.

    The Company's marketing efforts are dedicated to promoting the On2.com brand, driving traffic to On2's sites and promoting awareness of our technology products and services. Our marketing is specifically targeted to reaching broadband-enabled users, potential broadband users, potential content and technology partners, as well as the financial and investment communities. We will use both traditional and new media vehicles for marketing and promotional purposes, to include outdoor venues, newspapers, interactive media, radio, television, "in theatre" placements, and print advertisements. We will exhibit and make presentations at appropriate trade shows, conferences and seminars, and provide On2 product information through our Web sites and through participation and co-promotions of special events.

TECHNOLOGY PRODUCTS AND SERVICES

    On2 is implementing a scalable infrastructure necessary to deliver content to broadband customers at a very high level of service and quality. This infrastructure initially will consist of a number of computer servers, strategically located at specific points on the Internet backbone, in order to maximize our capacity to serve broadband Internet users. In addition, we intend to co-locate servers with select broadband service providers, thus increasing capacity while reducing the cost of delivery. The combination of our proprietary technology and our server network represents a significant strategic asset that management believes may be used to create new opportunities for revenue growth. We expect to profit from this investment in the form of technology licensing fees, fees for consulting services provided in conjunction with deployment of On2 technology, and fees for hosting and serving third-party content on the network.

    We believe our broadband content sites and network infrastructure will create demand in the marketplace for our technology and expertise. We are developing a set of products and services to monetize this anticipated demand immediately after the launch of our first channels.

    To offer broadband platform solutions to our potential customers and partners, we will:

    - Leverage the experience gained through our own broadband channels to refine our core video-compression technology, client/server architecture and publishing tools.

    - Partner with an established network and/or streaming media delivery company to maximize our capabilities and reach.

    - Promote the popularity and broadband capabilities of our channels to demonstrate our technology to potential customers.

    - Create a dedicated team to market and sell our broadband solutions.

    BROADBAND STREAMING SERVICES

    Any broadband content provider must pay to secure the bandwidth and peering arrangements (network in place) necessary to support their anticipated viewership. On2 is already installing multiple POP's (Points Of Presence) provisioned with video server "farms" (numerous units in a single physical location, remotely maintainable). These installations can collectively support many thousands of simultaneous users, and can be scaled up quickly. We are also in discussions with broadband Internet Service Providers ("ISPs"), including the major cable modem and DSL providers, to develop co-location or private peering arrangements. These agreements will enable us to support more users at lower cost and higher reliability. In addition, we are pursuing major strategic relationships with existing streaming media service providers, to support our software and greatly extend our "reach", or ability to support ever-greater numbers of simultaneous users.

    This network of servers and relationships with service providers will allow us to bundle the costs of bandwidth within a value-added broadband streaming service. Our technology platform and support are expected to provide substantial added value to customers as compared to competitive services. Paul Kagan Associates' estimates that total streaming media revenues will reach
$21.4 billion by 2008, driven by Web Radio, Internet TV, and Web Pay Per View.

    SOFTWARE SALES & LICENSING

    While most of our major technology components will be available either free (video players) or as part of our bundled commercial streaming service, our software will be made available where appropriate through direct sale over the Internet as well as through traditional distribution channels to those companies who wish to manage video streaming on their own. Software products with revenue potential include player upgrades, compression tools, network server software, back-end e-commerce and reporting systems, and workflow management tools. Software product sales are no longer the sole revenue stream for software-based technology; software upgrades can provide significant incremental revenue. Additionally, software sales provide a mechanism by which serious developers can purchase enhanced features and support, which cannot be economically provided to all users for free.

    CONSULTING

    On2 is rapidly becoming a leading developer of broadband Web-based content distribution as well as technology. Our experience in building our distribution network and back-end database system has created valuable know-how and first-mover advantages. We will monetize our know-how, skills, and human resources (i.e. trained employees) through consulting arrangements with customers in need of rapid, low-risk deployment of their broadband strategies. Consulting areas will include technology choices, content design, network architecture, e-commerce and back-end functionality, and audio/video processing and compression workflow.

    HIGH BANDWIDTH NETWORK COST AND MANAGEMENT

    On2.com is embarking on a new undertaking: providing high-bandwidth video content to a multitude of Internet users. While current high-bandwidth ISP's, primarily RoadRunner-Registered Trademark- and @Home-Registered Trademark-, provide high-bandwidth connectivity to subscribers, the subscriber usage is primarily limited to obtaining existing Internet downloads at high speed. On2, however, provides video content at sustained bandwidth levels not previously accomplished.

    On2.com will locate multiple video servers at strategic locations on the Internet backbone for maximum efficiency. To the extent possible, we intend to negotiate co-location agreements with high-bandwidth ISPs, such as telephone companies introducing consumer DSL Internet services and cable companies. Wherever possible, we will co-locate servers at cable and/or telco head ends.

    On2.com anticipates that initially, its services will be over backbone bandwidth purchased by the Company from ISPs. On2.com believes that the volume of bandwidth it requires as its services grow will enable it to acquire such bandwidth at attractive prices.

STRATEGIC INITIATIVES

    We have entered into relationships with content, distribution, and technology companies:

    - CONTENT: On2.com has secured content, film trailers and on-line promotional material from many film studios and distributors including Artisan Films, Fine Line Films, First Look, Fox Searchlight, Lions Gate Films, MGM, Miramax Films, New Line Cinema, Paramount Classics, Samuel Goldwyn, Sony-Columbia/Tristar Pictures, Sony Pictures Classics, Twentieth Century Fox, Universal Pictures, USA Films, and Walt Disney Co.-Buena Vista Film Distribution. In addition, the Company has secured short film content from AtomFilms and Trailervision, Inc. These materials will be featured on the On2Movies channel.

    - ANDROMEDIA INC.: Andromedia will provide us with its LikeMinds-Registered Trademark- Personalization Server, and the award-winning movie recommendation product, MovieCritic-TM-. Andromedia's technology will enable our first network, On2Movies, to gather information from visitors, evaluate their actions, and analyze the information in real time to deliver content tailored to the preferences of each visitor.

    - BURKE ICE RESEARCH: Burke will provide us with market research tools to enable us to evaluate our consumers' preferences, attitudes, and perceptions in order for us to communicate those needs to advertisers.

    - CONEXANT SYSTEMS: Conexant will distribute the
      TrueMotion-Registered Trademark- RT CODEC to its customers enabling them to develop their own Digital VCR applications. The combination of On2's video compression software and Conexant's hardware will enable users to record full-screen, full-motion video directly onto their computer from any source-including television and cable broadcasts, VCRs and live camera feeds.

    - HOLLYWOOD STOCK EXCHANGE: On2's multi-tiered partnership with the Hollywood Stock Exchange includes a range of marketing, content and technology initiatives to deliver the two companies' innovative online entertainment experiences to broadband users.

    - NORTHPOINT COMMUNICATIONS: On2 is one of the partners to participate in the Northpoint "Blast" broadband initiative. Northpoint is creating centers to broadcast full-motion video, audio and other new content to users. The centers will use technology from such companies as Digital Island Inc., Akamai Technologies Inc. and On2.com Inc. to speed delivery of content over digital subscriber lines bought from Northpoint or its more than 250 Internet service provider partners.

    - REUTERS: Reuters has agreed to provide its Reuters Online Video and Online Reuters/Variety Entertainment Report on the On2Movies channel.

    - ROAD RUNNER: On2Movies will be available on Road Runner's Entertainment Channel. On2Movies will be featured within Road Runner's movie guide, as well as on its A/V Extreme Channel, which showcases cutting edge broadband destinations.

    - SHOOTING GALLERY: On2 and Shooting Gallery will jointly market their capabilities and collaborate on broadband video-based projects for advertisers, advertising agencies and Web design firms.

    - TRIBUNE MEDIA SERVICES: Tribune will offer consumers access to Tribune's MovieQuest on the On2Movie channel. The partnership will provide consumers show and running times, plot descriptions, ratings, theatre attributes and ticketing for movie theatres.

    - UAL CORP.: UAL will be the main corporate sponsor for travel related broadband content and services.

BUSINESS MODEL

    The On2.com business model consists of revenue from two distinct sources:
(1) revenues derived from advertising, sponsorships and e-commerce on the On2.com Web site and associated channels and (2) expected revenues from commercialization of the technology infrastructure and know-how developed to enable high-quality video streaming over the Internet. These revenue sources include software sales, broadband streaming services ("hosting" third party video content on our server network), and consulting to developers of broadband content.

COMPETITION

    The Internet industry is highly competitive and affected by rapid change. We believe that the principal competitive factors in our business include technological innovation, pricing, customer service, network quality, service offerings and the flexibility to adapt to changing market conditions.

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

ACQUISITIONS & AGREEMENTS

    On September 27, 1999 the Company acquired the assets of MetaVisual Creations Limited, a company incorporated under the laws of England. The purchase price was valued at $2,518,572. In addition to paying $400,000 in cash, the Company issued 169,444 shares of its common stock valued at $1,768,572 based on the closing price of the Company's common stock on the American Stock Exchange on the acquisition date and issued a note payable in the amount of $350,000. The primary asset acquired by the Company consisted of video compression and decompression technology complementary to that developed by the Company.

    On November 11, 1999 the Company entered into an employment agreement with an individual to provide celebrity interviews for the Company's On2Movies Web site. The company paid $250,000 and issued 182,314 common shares to the individual in addition to the negotiated salary and benefits. The shares were valued at $2,256,161. One third of the shares vested upon signing the agreement. The remainder are held in escrow and vest over two years on each anniversary date. The Company also received title to certain audio interviews conducted or acquired by the individual prior to the agreement.

EMPLOYEES

    As of December 31, 1999, we had 79 full-time employees. None of our employees are represented by a labor union, and we consider our relationship with our employees to be good. We supplement our work force from time to time with contractors, administrative personnel through employment agencies, and part time employees.

ITEM 2. DESCRIPTION OF PROPERTY.

    We do not own any real property. We lease approximately 8,000 square feet of space where our principal executive and administrative offices are located at 375 Greenwich Street, New York, NY 10013 at an annual rent of approximately $187,000. The lease expires on June 30, 2001. We lease 11,000 square feet for engineering and production offices at 145 Hudson Street, New York, NY 10013 at an annual rental of approximately $330,000. This lease also expires on June 30, 2001. We maintain an engineering office in the Albany, New York area of 3,000 square feet at an annual rental of $36,000. This lease expires on November 30, 2002. Management believes these facilities are all in usable condition. The Company intends to invest approximately $200,000 in modifications to the offices at 145 Hudson Street. We believe these facilities are sufficient to meet our needs for the immediate future.

ITEM 3. LEGAL PROCEEDINGS.

    We are a defendant in a litigation matter entitled Edward Botwinick v. The Duck Corporation et al., Index No. 60250/96. The matter was commenced on or about May 14, 1996 in Supreme Court, New York County, New York. Botwinick alleges that we breached an agreement pursuant to which Botwinick agreed to act as Chairman of our Board of Directors and provide other services in exchange for shares of our stock. The complaint contains four causes of action: (1) breach of contract, (2)unjust enrichment by Duck (our corporate predecessor), (3) fraud, and (4) unjust enrichment by certain individual defendants. The complaint sought damages in the amount of $1,950,000 for each cause of action, together with punitive damages in the amount of $2,000,000.

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

    Botwinick filed a notice of appeal with respect to the summary judgement and trial decision. We opposed the appeal and cross-appealed with respect to denomination of prevailing party. The Court of Appeals affirmed the trial court's summary judgement decision and trial decision in all respects, except it held that we were the prevailing party and were thus entitled to recover reasonable counsel fees. A fee hearing was held and the amount of fees to be recovered by us is presently pending before the court. Any determination in this regard cannot have an adverse effect on the Company.

    We are not aware of any proceedings against us contemplated by any governmental authority.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    The Company did not submit any matter to a vote of security holders during the fourth quarter of fiscal 1999.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    Our Common Stock was listed on the American Stock Exchange (the "Amex") on June 30, 1999 under the symbol "ONT." On June 30, 1999, the high reported sales price was $13.125 and the low sales price for such day was $7.516. From June 15 to June 30, 1999, our stock was quoted on the Over the Counter Bulletin Board ("OTCBB"), operated by the National Association of Securities Dealers, but no material trading occurred on that system. Prior to our merger on June 15, 1999, the stock of our corporate predecessor, Applied Capital Funding, Inc., was quoted on the OTCBB, but only nominal trading occurred. During this period, the common stock of The Duck Corporation was not traded on a public exchange.

    The following table sets forth the high and low sales prices per share for the Common Stock as reported to the Company by the Amex for the periods indicated:

FISCAL YEAR 1999                                                HIGH       LOW
----------------                                              --------   --------
Second Quarter..............................................   13.125      7.516
Third Quarter...............................................   21.250      7.063
Fourth Quarter..............................................   40.750     10.313

    According to our transfer agent, approximately 141 people owned our stock as of December 31, 1999. In addition, we believe a significant number of our public shareholders hold our common stock through brokerage accounts, and such shareholders do not appear individually on our stock transfer records.

    It is our present policy not to pay cash dividends and to retain future earnings to support our growth. We do not anticipate paying any cash dividends in the foreseeable future.

    On June 15, 1999, co-incident with the merger with The Duck Corporation, the Company issued 2,000,000 shares of Series A Preferred Stock in exchange for $14,614,113 (net of $385,887 in issuance related expenses). The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

    On September 27, 1999 the Company issued 169,444 shares of its common stock in exchange for certain technology assets. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

    On November 11, 1999 the Company issued 182,314 common shares in consideration of an employment agreement and certain assets. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

    On December 30, 1999 the Company issued 799,825 shares of its common stock in exchange for $10,168,449 (net of $133,297 in issuance related expenses). See note 8 to Financial Statements included herein.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS.

    THE FOLLOWING DISCUSSION AND ANALYSIS OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, APPEARING ELSEWHERE IN THIS REPORT.

    This document contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe,"

"estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. In this regard, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements contained in this Form 10-KSB. In evaluating the Company's business, you should give careful consideration to the information set forth below under the caption "Risk Factors That May Affect Future Operating Results," in addition to the other information set forth herein.

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

OVERVIEW

    The Company's strategy is to position itself as the early leader in the broadband Internet market. We plan to achieve this through our exclusive focus on the broadband market, our technological expertise in video-compression and streaming software and our early entrance into the market.

    Leveraging proprietary video streaming and compression technology, the On2.com network will initially provide a range of video-centric information and entertainment in such areas as movies, games, music and travel. The Company launched its initial Web channels, On2Movies and On2Reports, on February 18, 2000. These Web channels are intended not only to provide revenue to the Company but also serve as a demonstration of the Company's technology and know-how. The Company perceives a significant business opportunity providing technology based business to business services, including broadband video hosting, software licensing, consulting and support to content companies who want to take advantage of the Company's technology and know-how.

    Founded in 1992, the Company developed and marketed video compression / decompression software technology ("codecs") that enabled developers of computer video games, video games for dedicated video game consoles and multi-media presentations on computers to convert an analog video signal to a digital video signal, and to compress the signal for storage and playback on the required device. The Company also developed its own proprietary video streaming technology, enabling delivery of high quality video signals over high bandwidth networks. Additionally, the Company developed technology allowing for real-time capture, compression and storage of digital video signals.

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

    Duck Merger

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

    Following the Merger, the business conducted by the Company is the business conducted by Duck prior to the Merger. In conjunction with the Merger, the Company changed its name to "On2.com Inc." Additionally, on June 30, 1999, the Company listed its shares on the American Stock Exchange under the symbol, "ONT." Prior to that time its shares were quoted on the Over the Counter Bulletin Board operated by the National Association of Securities Dealers, Inc.

    MetaVisual Acquisition

    On September 27, 1999 the Company acquired the assets of MetaVisual Creations Limited, a foreign private issuer organized and incorporated under the Small Companies Act of the United Kingdom, for a purchase price of $2,518,572. The purchase price consisted of $400,000 cash, a $350,000 note payable and 169,444 shares of the Company's common stock valued at $1,768,572 based on the closing price of the Company's shares on the American Stock Exchange on the acquisition date. The purpose of the acquisition was to obtain software technology developed by MetaVisual's majority shareholder and only employee, relating to compression/decompression ("codec") of video signals. This technology will assist us in implementing our strategic operating plan for distribution of television-quality video signals to broadband Internet users. Our alternatives were to develop the technology internally, or purchase it through the acquisition. After considering the time and resources that would be required to develop similar technology internally, along with the risks and costs of unsuccessful attempts and related delays, we decided to pursue the acquisition.

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

    Employment Agreement

    On November 11, 1999 the Company entered into an employment agreement with an individual to provide interviews of celebrities for the Company's On2Movies Web site. The company paid $250,000 in cash and issued 182,314 common shares to the individual that were valued at $2,256,161 and vest over two years, in addition to a salary and benefits. The Company also received title to certain audio interviews conducted or acquired by the individual. The purchase price was determined through arm's length negotiation and was premised upon fulfilling the Company's strategic business objective supporting the launch of its "On2Movies" web channel.

    The agreement provides the Company with, among other things, access to an extensive industry audience, rights to market programming and solicit advertising and business partners through use of the individual's name and history as a Hollywood "insider" and media personality and the rights to develop and distribute original programming content hosted by the individual over the On2 Network, including interviews with entertainment industry celebrities that may also be syndicated to radio stations.

    Private Placement

    On December 30, 1999 the Company completed a private placement of its Common Stock. The Company issued 799,825 common shares in exchange for $10,168,449 (net of expenses). The Company also issued to the investors warrants to purchase 246,438 of its common stock at an exercise price of $28.375, the closing price of the Company's Common Stock on the American Stock Exchange on the day prior to the grant. In addition, the investors acquired 21,635 shares of Common Stock from non-management stockholders.

RESULTS OF OPERATIONS

    FISCAL YEAR ENDED DECEMBER 31, 1999

    The following comparative discussion includes the results of operations for the most recently completed fiscal year ended December 31, 1999 and the conformed results for the twelve months ended December 31, 1998. The 1998 conformed results are included to facilitate a comparison of the Company's results of operations. They are made necessary by a change in fiscal year resulting from the Company's acquisition of The Duck Corporation on June 15, 1999, which was accounted for as a reverse-merger. Prior to the merger, The Duck Corporation's fiscal year end was September 30, while the Company reported on a December 31 year-end basis. See "Notes to the Audited Financial Statements" for a complete discussion of the transaction and change in fiscal year.

    The unaudited conformed results of operations for the twelve months ended December 31, 1998 include adjustments to eliminate the revenues and expenses for the three months ended December 31, 1997 from the reported results for the fiscal year ended September 30, 1998 and include the revenues and expenses for the three months ended December 31, 1998. A table is presented below, with summary line-item captions, reflecting these adjustments. The conformed results for the twelve months ended December 31, 1998 have not been audited and are presented herein for comparative purposes only.


                                    FISCAL YEAR     THREE MONTHS    THREE MONTHS        TWELVE MONTHS    FISCAL YEAR
                                       ENDED           ENDED           ENDED               ENDED            ENDED
                                    SEPTEMBER 30,   DECEMBER 31,    DECEMBER 31,        DECEMBER 31,     DECEMBER 31,
                                        1998            1997           1998                 1998             1999
                                     -----------     -----------     ----------          -----------     ------------
                                                      UNAUDITED                           UNAUDITED
Revenues..........................   $ 1,448,288     $   565,290     $   21,001          $   903,999     $    178,112
                                     -----------     -----------     ----------          -----------     ------------
Operating Expenses................
  Research and development........     1,286,032         329,140        346,575            1,303,467        2,837,750
  Content development &
    distribution..................            --              --             --                   --        1,875,459
  Sales and marketing.............     1,044,023         234,670        270,952            1,080,305        1,956,491
  General and administrative......     2,126,677         489,901        402,910            2,039,686        3,816,073
                                     -----------     -----------     ----------          -----------     ------------
    Total operating expenses......     4,456,732       1,053,711      1,020,437            4,423,458       10,485,773
                                     -----------     -----------     ----------          -----------     ------------
    Loss from operations..........    (3,008,444)       (488,421)      (999,436)          (3,519,459)     (10,307,661)
  Interest income and other.......        94,154          48,851         18,516               63,819          243,052
                                     -----------     -----------     ----------          -----------     ------------
      Loss before provision for
        income taxes..............    (2,914,290)       (439,570)      (980,920)          (3,455,640)     (10,064,609)
Provision for income taxes........       102,000          51,940            524               50,584           22,933
                                     -----------     -----------     ----------          -----------     ------------
      Net loss....................   $(3,016,290)    $  (491,510)    $ (981,444)         $(3,506,224)    $(10,087,542)
                                     ===========     ===========     ==========          ===========     ============

REVENUE

    Net revenue of $178,112 and $903,999 for the fiscal year ended December 31, 1999 and twelve months ended December 31, 1998 (unaudited) respectively, were derived primarily from the sale and/or licensing of the Company's TrueMotion-Registered Trademark- technology. For the fiscal year ended
December 31, 1999, approximately 59% of revenue was earned from one customer as a non-returnable advance against future royalties. An additional customer accounted for 8% of the Company's revenue. For the twelve months ended
December 31, 1998, approximately 69% of the Company's revenue was derived from one customer as royalties or advances against future royalties. Future royalty payments from this customer are dependent on the customer recovering its advances to the Company. There can be no assurance that the customer will use the Company's technology in developing content for its systems, nor is it possible to predict when, if ever, the customer will recover the advances already paid. The balance of revenue was from sales of individual licenses to content developers.

    During the fiscal year ended December 31, 1999, the Company devoted substantially all of its efforts to building the On2.com network, developing the technology to operate the site, attracting the investment to fund its efforts and hiring the required staff.

    Future revenue will be derived from the On2.com network, providing hosting and other services to broadband content owners and/or licensing the associated technology to other companies. The Company's business model is based on deriving revenue from advertising and sponsorship agreements with major product and brand advertisers on the On2.com network, from the sales of goods and services to users and from sales commissions from the sale of goods and services on behalf of other companies. In addition, the Company expects to generate revenue from the licensing of the Company's technology to other companies, and providing consulting services to these licensees and other services, including hosting video for others on the Company's server network. The Company launched its first Web channels, On2Movies and On2Reports on February 18, 2000.

OPERATING EXPENSES

    The Company's operating expenses consist of research and development, content development and distribution, sales and marketing, and general and administrative expenses. Operating expenses of $10,485,773 for the fiscal year ended December 31, 1999 increased $6,062,315 or 137% from the twelve months ended December 31, 1998.

    Research and development expenses consist primarily of salaries and related expenses for personnel and fees to outside contractors and consultants. Research and development expenses for the fiscal year ended December 31, 1999 of $2,837,750 increased approximately $1,534,283 or 118% from the twelve months ended December 31, 1998, reflecting the additional costs incurred in developing new technology.

    The increase in research and development expenses is due primarily to the increase in salaries and consulting expenses. Salaries and related expenses of $1,432,280 for the fiscal year ended December 31, 1999 increased $265,733 or 23% from $1,166,547 (unaudited) for the twelve months ended December 31, 1998. Consulting expenses related to research and development of $1,180,027 for the fiscal year ended December 31, 1999 increased $1,087,079 from $92,948 (unaudited) for the twelve months ended December 31, 1998.

    For the fiscal year ended December 31, 1999, substantially all of the Company's research and development effort was focused on the development of technology to deliver television quality video signals to broadband Internet users. For the twelve months ended December 31, 1998, the Company's efforts were primarily directed to completing the development of technology licensed to a customer as well as developing the technology to be used on the On2Network. The Company expects research and development costs to continue at high levels in coming periods as we continue to develop the On2Network of Web channels and the related technology.

    Content development and distribution are the costs associated with producing, acquiring, processing and distributing content on our Web site. For the fiscal year ended December 31, 1999, these costs amounted to $1,875,459. Expenses associated with these activities were not incurred in the twelve months ended December 31, 1998. The content production, acquisition and distribution expenses consist primarily of costs of salaries and independent contractors engaged in producing content and the costs of Internet bandwidth associated with access to our Web site. Salaries, independent contractor costs and bandwidth costs incurred in the fiscal year ended December 31, 1999 were $851,696, $548,599 and $215,778 respectively. Included in salary costs is non-cash compensation of $125,342 related to the employment of an executive, referred to in "Recent Developments" above and in Note 8 to the financial statements.

    Sales and marketing expenses for the fiscal year ended December 31, 1999 of $1,956,491 increased $876,186 or 81% from $1,080,305 in the twelve months ended December 31, 1998. The increase is due to additional staff engaged in marketing activities and increased promotional activities related to our efforts to develop the On2.com network and our business services. The sales and marketing expenses consist primarily of salaries related to developing business arrangements with prospective partners, creating awareness of new services and costs of communicating to the industry and potential users. Salaries of $613,569 in the fiscal year ended December 31, 1999 increased $62,961 or 11% from $550,608 (unaudited) in the twelve months ended December 31, 1998. Advertising and promotion of $773,743 in the fiscal year ended December 31, 1999 increased $445,846 or 136% from $327,897 in the twelve months ended December 31, 1998. We expect our advertising and marketing expenses to increase in future periods as we accelerate our marketing efforts to build our business.

    General and administrative expenses consist primarily of salaries and related personnel expenses, rent, accounting and legal services and general operating expenses. For the fiscal year ended December 31, 1999, general and administrative expenses of $3,816,073 increased $1,776,387 or 87% from the year earlier period, reflecting increased salaries, recruiting costs and office and computer supplies associated with the increase in the number of employees; increased legal and accounting costs associated with reporting as a publicly owned company; and increased depreciation and amortization related to the acquisition of fixed assets and the amortization of acquired technology. Salary expenses of $1,030,345 in the fiscal year ended December 31, 1999 increased $105,642 or 11% from $924,703 in the twelve months ended December 31, 1998. Legal, accounting and consulting expenses of $1,039,217 in the fiscal year ended December 31, 1999 increased $728,849 or 235% from $310,368 (unaudited) in the twelve months ended December 31, 1998. Recruiting costs of $311,164 increased $302,692 from the twelve months ended December 31, 1998. Office and computer supplies of $423,585 increased $311,231 from $112,354 (unaudited) in the twelve months ended December 31, 1998. Depreciation and amortization of $391,291 for the twelve months ended December 31, 1999 increased $165,748 or 73% from $225,549 (unaudited) for the twelve months ended December 31, 1998, primarily due to amortization of technology acquired.

    As the Company expands its business in 2000 and beyond, its operating expenses will continue to increase. Research and development expenses will increase as the Company adds engineers and outside consultants to its technology and development teams. Sales and marketing expenses will increase as the Company adds additional business development, sales and marketing personnel to build business relationships, sell advertising time and build brand awareness. In addition, advertising and public relations expenses will increase as the Company invests to grow its business. Content development and distribution will increase as we add more content to our On2.com Web site and more consumers access our sites. General and administrative expenses will increase as the Company continues to build its management infrastructure, including additional personnel, office space and internal information systems.

    From January 1999 through December 1999 the Company hired 53 additional employees in order to accelerate the growth of the business. The Company expects the number of employees to continue to increase. At December 31, 1999 the Company had 75 full-time employees.

OTHER INCOME (EXPENSE)

    Other income (primarily interest income) of $243,052 for the fiscal year ended December 31, 1999 increased $179,233 from $63,819 (unaudited) for the twelve months ended December 31, 1998, primarily due to increased investments from the sale of Series A Convertible Preferred Stock on June 15, 1999. For the twelve months ended December 31, 1998 (unaudited), other income (expense) includes legal settlement expense in the amount of $88,976.

PROVISION FOR INCOME TAXES

    The provision for income taxes consists of state and local taxes and foreign taxes withheld at source upon payment of royalties by a foreign licensee. The decrease in taxes from $50,584 (unaudited) for the twelve months ended
December 31, 1998 to $22,933 for the fiscal year ended December 31, 1999, a decrease of $27,651 or 55%, reflects primarily the decrease in revenue received from a foreign customer noted under the caption "Revenue" above.

    THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997

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

REVENUE

    Net revenues of $21,001 and $565,290 for the three months ended
December 31, 1998 and 1997, respectively, were derived primarily from the sale and/or licensing of our TrueMotion-Registered Trademark- technology. For the three months ended December 31, 1997, approximately 99% of our revenue was derived from one customer. 11% of our revenue was earned from royalties paid pursuant to license agreements with the customer, 53% was non-refundable engineering fees and 35% of revenue was a non-refundable advance from the customer against future royalties. Future royalty payments from the customer pursuant to these licenses are dependent on the customer recouping its advances to us. There can be no assurance that the customer will use our technology in developing content for its systems, nor is it possible to predict when, if ever, the customer will recoup the advances already paid.

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

    General and administrative expenses consist primarily of salaries and related personnel expenses, rent, accounting and legal services and general operating expenses. For the three months ended December 31, 1998, general and administrative expenses of $402,910 decreased $86,991 or 17.8% due to general cost controls that we implemented.

OTHER INCOME

    Other income (primarily interest income) of $18,516 for the three months ended December 31, 1998 decreased $30,335 or 62% from $48,851 for the same period in 1997, primarily from reduced cash balance available for investment as we used cash to support the operations of the Company.

PROVISION FOR INCOME TAXES

    The provision for income taxes consists of foreign taxes withheld at source upon payment of royalties by a foreign customer. The decrease in taxes from $51,940 for the three months ended December 31, 1997 to $524 for the three months ended December 31, 1998, a decrease of $51,416 or 99%, reflects the decrease in revenue received from that customer noted under the caption "Revenue" above.

LIMITATION ON USE OF NET OPERATING LOSS AND OTHER TAX CREDIT CARRY-FORWARDS

    At December 31, 1999 we had available net operating loss carry-forwards of approximately $15.4 million for federal income tax purposes. The net operating loss carry-forwards expire at various dates through 2019.

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

    The merger of The Duck Corporation and Applied Capital Funding, Inc. may have involved an "ownership change" and thus we may be unable to use a material portion of our available federal net operating loss carry-forwards. Furthermore, in the ordinary course of the Company's future business operations, it could become necessary to issue shares in conjunction with acquisitions or additional financing, in order to meet the Company's growth objectives and liquidity constraints. In addition, the exercise of outstanding warrants and certain options to purchase shares of our common stock may require us to issue additional shares of our common stock. The issuance of a significant number of shares of common stock could result in an "ownership change." If we were to experience such an "ownership change," we estimate that we would not be able to use a substantial amount of our available federal net operating loss carry-forwards to reduce future taxable income.

    The extent of the actual future use of our federal net operating loss carry-forwards is subject to inherent uncertainty because it depends on the amount of otherwise taxable income we may earn. We cannot give any assurance that we will have sufficient taxable income in future years to use any of our federal net operating loss carry-forwards before they would otherwise expire.

LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 1999, the Company had cash and cash equivalents of $15,083,419 compared to $1,227,706 at December 31, 1998. On December 30, 1999
the Company completed a private placement of its Common Stock. The Company issued 799,825 common shares in exchange for $10,168,449, net of related expenses. In addition, the investors purchased 21,635 shares of common stock in a private transaction from certain non-management stockholders. The Company also issued 246,438 warrants to purchase shares of its common stock at an exercise price of $28.375 to the investors.

    The Company's capital requirements have been, and will continue to be, significant. Since inception, On2.com Inc. has financed its operations primarily through sales of stock. Through December 31, 1999, On2.com Inc. had raised approximately $35,700,000 from the sale of preferred stock and Common Stock.

At December 31, 1999, the principal source of liquidity for the Company was $15,083,419 of cash and cash equivalents.

    The following comparative discussion includes the cash flows for the most recently completed fiscal year ended December 31, 1999 and the unaudited conformed results for the twelve months ended December 31, 1998. The 1998 unaudited conformed results are included to facilitate a comparison of the Company's cash flows. They are made necessary by a change in fiscal year resulting from the Company's acquisition of The Duck Corporation on June 15, 1999, which was accounted for as a reverse-merger. Prior to the merger, The Duck Corporation's fiscal year end was September 30, while the Company reported on a December 31 year-end basis. See "Notes to the Audited Financial Statements" for a complete discussion of the transaction and change in fiscal year.

    The unaudited conformed cash flows for the twelve months ended December 31, 1998 include adjustments to eliminate the cash flows from operating, investing and financing activities for the three months ended December 31, 1997 (unaudited) from the reported results for the fiscal year ended September 30, 1998 and include the cash flows from operating investing and financing activities for the three months ended December 31, 1998. A table is presented below, with summary line-item captions, reflecting these adjustments. The conformed results for the twelve months ended December 31, 1998 have not been audited and are presented herein for comparative purposes only.

    Any references to the twelve months ended December 31, 1998 refers to the conformed statements of On2.com Inc. for that period. The conformed statement of cash flows for the fiscal year ended December 31, 1999 is shown below compared the twelve months ended December 31, 1998 (unaudited).


                                    FISCAL YEAR     THREE MONTHS    THREE MONTHS        TWELVE MONTHS    FISCAL YEAR
                                       ENDED           ENDED           ENDED               ENDED            ENDED
                                    SEPTEMBER 30,   DECEMBER 31,    DECEMBER 31,        DECEMBER 31,     DECEMBER 31,
                                        1998           1997            1998                 1998             1999
                                     -----------     ----------      ----------          -----------     ------------
Cash flows from operating
  activities
  Net loss........................   $(3,016,290)    $ (491,510)     $ (981,444)         $(3,506,224)    $(10,087,542)
  Adjustments to reconcile net
    loss to net cash used in
    operating activities:
    Depreciation and
      amortization................       217,307         46,593          54,835              225,549          484,372
    Non-cash compensation.........            --             --              --                   --          125,342
    Changes in operating assets
      and liabilities:
      Accounts receivable.........       414,448        471,406          96,925               39,967         (123,004)
      Prepaid expenses and other
        current assets............        30,250          7,370          (4,615)              18,265         (442,091)
      Other assets................      (100,000)       (15,000)              2              (84,998)         (97,444)
      Accounts payable and accrued
        expenses..................      (163,189)       (79,605)        (71,669)            (155,253        1,187,532
                                     -----------     ----------      ----------          -----------     ------------
        Net cash used in operating
          activities..............    (2,617,474        (60,746)       (905,966)          (3,462,694)      (8,952,835)
                                     -----------     ----------      ----------          -----------     ------------
Cash flows from investing
  activities
  Purchase of fixed assets........      (248,854)       (44,936)         (3,581)            (207,499)      (1,233,575)
Acquisition of intangible assets
  (net of cash acquired)..........            --             --              --                   --         (390,715)
  Loans to stockholders...........       (68,918)      (111,282)         (3,407)              38,957           (2,536)
  Security deposits...............       (10,078)            --              --              (10,078)        (304,500)
  Purchase of trademarks..........            --             --              --                   --          (50,000)
                                     -----------     ----------      ----------          -----------     ------------
        Net cash used in investing
          activities..............      (327,850)      (156,218)         (6,988)            (178,620)      (1,981,326)
                                     -----------     ----------      ----------          -----------     ------------
Cash flows from financing
  activities
  Proceeds from sale of Series A
    Convertible preferred stock,
    net of expenses...............            --             --              --                   --       14,614,113
  Proceeds from sale of common
    stock, net of expenses........            --             --              --                   --       10,168,449
  Proceeds from exercise of
    employee stock options........         2,340             --              --                2,340           46,688
  Payments on note payable to
    stockholder...................            --             --              --                   --          (40,376)
  Proceeds from warrant to
    purchase common stock.........            --             --              --                   --            1,000
                                     -----------     ----------      ----------          -----------     ------------
        Net cash provided by
          financing activities....         2,340             --              --                2,340       24,789,874
                                     -----------     ----------      ----------          -----------     ------------
        Net (decrease) increase in
          cash and cash
          equivalents.............    (2,942,984)      (216,964)       (912,954)          (3,638,974)      13,855,713
Cash and cash equivalents,
  beginning of period.............     5,083,644      5,083,644       2,140,660            4,866,680        1,227,706
                                     -----------     ----------      ----------          -----------     ------------
Cash and cash equivalents, end of
  period..........................   $ 2,140,660     $4,866,680      $1,227,706          $ 1,227,706     $ 15,083,419
                                     ===========     ==========      ==========          ===========     ============

    For the fiscal year ended December 31, 1999 the Company used $8,952,835 in operating activities versus $3,462,694 for the twelve months ended December 31, 1998 (unaudited) due to the increased costs to develop technology, design our Web site and produce and acquire content and reduced revenue to offset expenses.

    Cash used by investing activities for the fiscal year ended December 31, 1999 of $1,981,326 was used for the acquisition of technology, the acquisition of fixed assets, the initial payments for the acquisition of a trade name and for a security deposit on additional office space. Cash used in investing activities for the twelve months ended December 31, 1998 (unaudited) of $178,620 was used primarily for the acquisition of fixed assets. The Company expects to expend additional amounts for equipment, software and fixtures over the next
24 months.

    Cash provided by financing activities was $24,789,874 for the fiscal year ended December 31, 1999 and represents the proceeds received from the preferred stock offering of $14,614,113 (net of related expenses); proceeds of $10,168,449 (net of related expenses) from the private sale of common stock and from the sale of common stock to employees pursuant to the exercise of incentive stock options, less payments on a note to a stockholder and increased loans to a stockholder. For the twelve months ended December 31, 1998, cash from financing activities consisted of proceeds from the sale of common stock to an employee pursuant to the exercise of an incentive stock option.

    The market for distribution of interactive broadband video content is highly competitive and requires significant expenditures to procure the personnel, technology and business partners necessary to establish a leadership position in the industry. The Company will continue to build the On2Network, develop its technology and hire additional employees. Operating costs are expected to continue to increase during this period of development. The Company anticipates it may require additional funding within the next twelve months to adequately finance its growth and development objectives. The Company believes it has several financing alternatives available to it. There can be no assurance that the Company will be able to acquire such additional funding on terms acceptable to the Company, or at all. In such event, the Company could reduce the pace of development until such funds were available on terms acceptable to the Company.

IMPACT OF YEAR 2000

    Many computer systems and software products were originally coded to accept only two-digit entries in date code fields. Beginning in the year 2000, these date code fields needed to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by many companies needed to be upgraded to comply with "Year 2000" requirements. We believe our network is Year 2000 compliant.

    Upon the "rollover" to January 1, 2000 and subsequent to that date, the Company has not experienced any Year 2000 related outages or interruptions of services received or provided. At this point, we are not aware of any Year 2000 problems relating to systems that we operate or systems operated by third parties, that have had any material effect on our business, results of operations or financial condition.

    We have not incurred any significant costs related to the assessment of, or efforts to comply with, our Year 2000 review and remediation plan. We do not anticipate any further costs associated with remediating any non-compliant computer systems or products. There can be no assurance to that effect. Any such cost will be funded through working capital. We do not expect that any remaining collateral effects of the Year 2000 issue will have a material adverse effect on our financial condition or results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

    In April 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. On2.com adopted the provisions of SOP 98-1 effective January 1, 1999. There were no material effects on the consolidated financial statements from adoption of SOP 98-1.

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

    As of December 31, 1999, we had cash and cash equivalents of approximately $15.1 million. Substantially all of these investments consisted of short term investments with remaining maturities at the date of purchase of 60 days or less. These investments are not considered subject to interest rate risk and will not decrease in value by a significant amount if market interest rates increase. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially effect the fair value of interest sensitive financial instruments at December 31, 1999. We have the ability to hold these investments until maturity, and therefore we do not expect the value of these investments to be affected to any significant degree by the effect of a sudden change in market interest rates. Declines in interest rates over time will, however, reduce our interest income.

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

    WE HAVE A HISTORY OF LOSSES AND NEGATIVE CASH FLOW AND ANTICIPATE CONTINUED LOSSES.

    Since our inception, we have incurred significant losses and negative cash flow from operations, and as of December 31, 1999, we had an accumulated deficit of approximately $15.4 million. We have not achieved profitability and we expect to continue to incur operating losses for the foreseeable future as we fund operating and capital expenditures in areas such as establishment and expansion of the On2.com network, advertising, brand promotion, content acquisition and development, sales and marketing, and operating infrastructure. Our business model assumes that consumers will be attracted to and use broadband-specific video compression technology to access content available on our Web sites which will, in turn, allow us the opportunity to sell advertising designed to reach those consumers. Our business model is not yet proven, and we cannot assure you that we will ever achieve or sustain profitability or that our operating losses will not increase in the future.

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

SINCE WE RECENTLY CHANGED OUR BUSINESS FOCUS, WE ARE ESSENTIALLY A NEW COMPANY AND ACCORDINGLY ARE SUBJECT TO THE RISKS ASSOCIATED WITH A NEW COMPANY.

    Even though our business was founded in 1992, we have only been active online since 1999 and the On2.com Web site just recently launched on February 18, 2000. As a result, our company is essentially a new venture. Therefore, we do not have a significant operating history upon which you can evaluate us and our prospects, and you should not rely upon our past performance to predict our future performance. In transitioning to our new business model, we are substantially changing our business operations, sales and implementation practices, customer service and support operations and management focus. We also face new risks and challenges, including a lack of meaningful historical financial data upon which to plan future budgets, competition from a new range of sources, the need to develop strategic relationships and other risks described below. We cannot guarantee that we will be able to transition successfully to our new business model.

    Our ability to generate profits, if any, will depend on our ability:

    - to attract viewers to our Web site;

    - to attract advertisers to our Web site;

    - to generate e-commerce revenues from our On2.com Web site; and

    - to control costs.

    We anticipate continued significant operating losses for the foreseeable future as the On2.com Web site is launched, improved and marketed and the On2.com network is developed. We cannot assure you that profitability will ever be attained.

WE HAVE ONLY RECENTLY LAUNCHED OUR WEB SITE.

    Our business depends in large part on our ability to implement the technology that we are developing on our web site and build a business based on it. We have only recently launched our web site. Although we are confident that our launch will be successful, we could be adversely affected by a contrary result.

OUR SUCCESS DEPENDS ON OUR ABILITY TO CONTINUE TO ATTRACT, RETAIN AND MOTIVATE HIGHLY SKILLED EMPLOYEES.

    Our ability to execute our growth plan and be successful depends on our continuing ability to attract, retain and motivate other highly skilled employees. As we continue to grow, we will need to hire additional personnel in all operational areas. Competition for personnel throughout the Internet industry is intense. We may be unable to retain our key employees or attract, assimilate or retain other highly qualified employees in the future. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. If we do not succeed in attracting new personnel or retaining and motivating our current personnel, our business will be adversely affected.

MUCH OF OUR WEB SITE RELIES ON OWNED OR LICENSED INTELLECTUAL PROPERTY AND WE CANNOT BE SURE THAT SUCH RIGHTS ARE PROTECTED FROM THE USE OF OTHERS, INCLUDING POTENTIAL COMPETITORS.

    We regard much of our Web site and its technology as proprietary and try to protect it by relying on trademarks, copyrights, patents, trade secret laws and confidentiality agreements with consultants. In connection with our license agreements with third parties, we seek to control access to and distribution of our technology, documentation and other proprietary information. Even with all of these precautions, it could be possible for someone else to either copy or otherwise obtain and use our proprietary information without our authorization or to develop similar technology independently. Effective trademark, copyright and trade secret protection may not be available in every country in which our services are made available through the Internet, and policing unauthorized use of our proprietary information is difficult and expensive. We cannot be sure that the steps we have taken will prevent misappropriation of our proprietary information. Such misappropriation could have a material adverse effect on our business. In the future, we may need to go to court to either enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation might result in substantial costs and diversion of resources and management attention.

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

INTERNET CAPACITY CONSTRAINTS MAY IMPAIR THE ABILITY OF CONSUMERS TO ACCESS OUR WEB SITE, WHICH COULD HINDER OUR ABILITY TO GENERATE ADVERTISING REVENUE.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    On July 27, 1999, we dismissed Nelson, Mayoka & Co., our former certifying accountants. Nelson, Mayoka & Co. has not reported on our financial statements. The decision to change accountants was recommended and approved by our board of directors. There were no disagreements between us and Nelson, Mayoka & Co. Also on July 27, 1999, we dismissed Ernst & Young LLP, the former certifying accountants of our subsidiary, The Duck Corporation. Ernst & Young LLP had not issued an adverse opinion or a disclaimer of opinion, and its opinion has not been qualified or modified as to uncertainty, audit scope, or accounting principles. There have been no disagreements between us and Ernst & Young LLP. On July 27, 1999, we appointed Arthur Andersen LLP as our new independent public accountants. We reported these events on a current report on Form 8-K on August 2, 1999 (amended August 9, 1999).

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

EXECUTIVE OFFICERS AND DIRECTORS

    Set forth below are the executive officers and directors of On2.com:

NAME                              AGE                                 TITLE
----                            --------                              -----
Daniel Miller.................     40      Co-founder, President, Chief Executive Officer, Director
David Silver..................     38      Chief Operating Officer, Director
Barry Shereck.................     58      Chief Financial Officer
Jack Rivkin...................     59      Director
Ajmal Khan....................     38      Director
Stephen Klein.................     40      Director
Strauss Zelnick...............     42      Director

    Our executive officers are elected at the discretion of the Board of Directors with no fixed term. There are no family relationships between or among any of the executive officers or directors of the Company. Messrs. Rivkin, Miller and Silver were appointed as directors by the board of Applied Capital Funding, Inc. in connection with its merger with The Duck Corporation. Directors are elected to one-year terms or until the next annual meeting of shareholders, whichever is the shorter period.

    Set forth below are the key personnel of On2.com other than officers and directors included above:

NAME                                         AGE                          TITLE
----                                       --------                       -----
Randy Cohen..............................     41      Senior Vice President of Marketing and Sales
Fabian Friedland.........................     34      Senior Vice President of Business Development
Douglas Song.............................     32      Senior Vice President of Corporate Development
Kenneth Pearl............................     42      Senior Vice President of Sales
Joel Roodman.............................     40      Vice President of Business Development
D. Lane Fisher...........................     34      Executive Producer
Alan Rojer, PhD..........................     41      Director of Research and Development
Neil Radisch.............................     35      Director of Engineering--Network Systems
Eric Ameres..............................     33      Director of Engineering--Product Development

MANAGEMENT AND DIRECTORS

    DANIEL B. MILLER co-founded the Company in 1992 and has served as a director since that time. He has served as President since 1994. He was appointed CEO in June of 1999. He has an extensive background beginning with practical applications of computer technology that led to his entrepreneurial activities. As a recording engineer, he designed computer-controlled musical equipment. He co-founded Computer Crossware Labs, which developed language products for the Atari ST and Amiga computers, and developed hardware and software for use in computer music production. As an independent software consultant, Mr. Miller worked on various audio, video, and multimedia projects. In 1991 he commenced work on video compression algorithms.

    Mr. Miller is the primary architect of our video compression technology. As President and CEO, he is responsible for corporate policy, strategy, general management and organization and as Chief Technical Officer, he oversees ongoing research and development of video compression technology.

    DAVID S. SILVER serves as Chief Operating officer and director. When he joined the company in 1993, Mr. Silver had a varied background in software development and media production. As an independent developer, he produced MIDI music software applications published by Dr. T's Music Software, Opcode Systems and Aesthetic Engineering. Earlier in his career, he was a Research Associate at the Columbia University Biology Department Computer Graphics facility, and as a consultant to AT&T he was involved in the early development of interactive laserdisc projects. Mr. Silver holds a Bachelor of Fine Arts degree in Film and Television from the Tisch School of the Arts at New York University, and a Master of Science degree in Computer Science from the Courant Institute of Mathematical Sciences, also at NYU.

    BARRY M. SHERECK joined the company in November of 1997 and serves as our Chief Financial Officer. From August 1996 to October 1997, Mr. Shereck was Chief Financial Officer of Concord Camera Corp., a multinational manufacturer and distributor of 110, 35mm and APS cameras. From September 1995 to August 1996
Mr. Shereck was a Managing Director of Spring Investment Corp., a privately owned management company and served a member of the Board of Directors of Greater China Corp., a client company. From February 1992 to September 1995 he was Chief Financial Officer of Tyco Playtime, Inc., (a subsidiary of Tyco
Toys, Inc.), an international manufacturer and distributor of toys. Mr. Shereck directly oversees our financial activities. He holds a B.Sc. degree from McGill University in Montreal, an MBA. from the Columbia University Graduate School of Business, and is a CPA.

    JACK L. RIVKIN has served as a director since May of 1997. Mr. Rivkin is Executive Vice President of Citigroup Investments, Inc., a subsidiary of Citigroup Inc. He was Vice Chairman and Director of Global Research at Smith Barney from March 1993 to October 1995. From 1987 to 1992, Mr. Rivkin was Director of the Equities Division and Director of Research of Lehman Brothers from 1987 to 1992. From 1984 to 1987, Mr. Rivkin was President of Paine Webber Capital, Inc., the merchant banking arm of Paine Webber Group, and Chairman of Mitchell Hutchins Asset Management. He has held various senior management positions in the securities and investment management industries since 1973. He is a director of a number of private venture companies in which affiliates of Citigroup Investments, Inc. have an investment. Mr. Rivkin graduated with distinction from the Harvard University Graduate School of Business Administration in 1968 with an MBA and the Colorado School of Mines in 1962 with a degree in Metallurgical Engineering. He is an adjunct professor at the Columbia University Graduate School of Business.

    AJMAL KHAN has served as a director since June of 1999. Mr. Khan is President and CEO of Verus International Group Ltd. and founded Verus Capital Corporation, a diversified investment group in 1989 and has served as its President and Chief Executive Officer since its inception. Mr. Khan serves on the board of directors of private and publicly quoted companies including eMagine Corporation, Wattage Monitor Inc., PredictIt Inc. and iParty Corp.

    STEPHEN D. KLEIN has served as director since December of 1999. From 1997 to the present, Mr. Klein has been Chairman of iBalls (now a Division of Avenue A), an Internet Media data marketing company he founded.

    From 1991 to 1999 Mr. Klein held various positions in the advertising industry; at Grey Advertising, New York; at Scali McCabe Sloves (which is now mergerd into an agency called Lowe & Partners); and as Managing Partner/Director of Media and Interactive Services at Kirshenbaum, Bond & Partners, founding the agency's media department as well as its interactive services.

    Mr. Klein is a founding partner and serves as a Managing Director of Dawntreader LP, a venture capital fund dedicated to early-stage Internet companies. As a member of Dawntreader and as an angel investor and company incubator, Mr. Klein has venture investments in more than twenty-five Internet businesses. Mr. Klein serves as chairman of the board of Wattage Monitor (WMON), and sits on the board of Flashbase.com.

    STRAUSS ZELNICK has served as director since January of 2000. From 1994 to present, Mr. Zelnick has been an executive with BMG. In July 1998 he was appointed President and Chief Executive Officer of BMG Entertainment. From December 1994 to July 1998 Mr. Zelnick was President and Chief Executive Officer of BMG's North American business unit. From 1993 to 1994 he was President and Chief Executive

Officer of Crystal Dynamics, a producer and distributor of interactive entertainment software. From 1989 to 1993 Mr. Zelnick was President and Chief Operating Officer of 20th Century Fox. From 1986 to 1989 he served in senior executive roles at Vestron Inc. becoming President and Chief Operating Officer in 1988. From 1983 to 1986 Mr. Zelnick served as Vice President, International Television for Columbia Pictures.

    Mr. Zelnick is an associate member of the National Academy of Recording Arts and Sciences and serves on the Board of Directors of the Recording Industry Association of America. He holds an MBA and a JD from Harvard University and a BA from Wesleyan University.

    RANDY COHEN joined us in June 1999 as Senior Vice President of Marketing. Mr. Cohen spearheads our investment in strategic branding, advertising and communications initiatives. From 1998 to 1999 Mr. Cohen was the vice president of marketing for Red Herring, an integrated media company focusing on the business of technology. Prior to his position with Red Herring, Cohen spent eleven years from 1987 to 1998 at Ziff-Davis. As the executive director of marketing for ZD's Consumer Group, Cohen managed the company's consumer property marketing efforts, including strategic planning, business development, communications, market research, direct mail, public relations and advertising. Randy began his career at Grey Advertising in 1982 working on consumer accounts such as, Procter & Gamble, General Foods and Canon.

    FABIAN FRIEDLAND has served as our Director of Product Marketing and Sales upon joining us in March 1997. Mr. Friedland was promoted to Vice President and Senior Vice President of Business Development in March 1999 and September 1999 respectively. Mr. Friedland has worked in the software industry for more than eight years. From 1995 to 1997 he was a senior producer of a New York-based multi-media content development company producing a wide variety of digital content. From 1994 to 1995 he was a research consultant at AT&T during their interactive television trials. In 1993, Mr. Friedland served on the staff of the Executive Director of the Columbia Institute for Tele-Information, an institute of the Columbia University Graduate School of Business. Mr. Friedland has a B.A. in mathematics from The Courant Institute of New York University and an M.A. from the New York University Interactive Telecommunications Program.

    DOUGLAS SONG joined us on September 1, 1999 as Vice President Corporate Development. In February 2000 he was promoted to Senior Vice President of Corporate Development. From March 1996 to March 1999, Mr. Song was a Managing Director at BlueStone Capital Partners, where he was a senior banker and a manager of the Corporate Finance Department. Mr. Song was responsible for the execution of public offerings, private placements and merger & acquisition transactions. From June 1993 to February 1996, he was a banker in the Global Energy & Power Group at Smith Barney, Inc., where he was responsible for strategic advisory and structuring public and private financing transactions. Prior to Smith Barney, Mr. Song held multiple banking positions at Chase Manhattan Bank, including the Mergers & Acquisitions and Restructuring Groups. Mr. Song received a Bachelor of Science Degree from the School of Management at Boston University.

    KENNETH PEARL has been the Senior Vice President of Sales for On2 since November 17, 1999. He is responsible for developing and leading our worldwide advertising and broadband-solutions sales. Before joining On2.com, Mr. Pearl was the Publisher of Ziff Davis Publishing's Computer Life, a leading consumer computing magazine and Web site from 1995 to 1998. Prior to his position with Ziff Davis, Pearl spent nearly seven years, from 1989 to 1995, as a senior executive at CMP Media where he led business-to-business media sales as the Associate Publisher of Computer Reseller News and later as the founding publisher of Computer Retail Week. From 1984 to 1989 Mr. Pearl was part of the Ziff Davis PCWeek start-up sales team where he was later made National Advertising Director. In 1980, Mr. Pearl started his business career as a marketing representative for IBM. In 1979, Pearl earned a BA in communications from the University of Arizona.

    JOEL ROODMAN joined us in June 1999 as Vice President Business Development--Entertainment Group. From March 1991 to March 1995 and from August 1997 to May 1999 Mr. Roodman was Vice

President--Enterprises at Miramax Films, where he developed new business programs within the company's marketing, distribution, merchandising and new media divisions. From April 1995 to July 1997 Mr. Roodman was an independent film producer.

    D. LANE FISHER joined us in November 1998. He has worked in the new media industry for 7 years. From February 1993 to July 1995 he was President of Black Sun Interactive a multimedia and Internet-development firm he co-founded. From July 1995 to May 1996 he worked as a Producer for Meta4 Digital Design, where he oversaw the design and construction of the General Electric web site, then one of the largest commercial sites in the world. From August 1996 to March 1997 he was employed by Grafica Interactive, as the Producer for the Intranets and Extranets of AT&T and Lucent. From April 1997 to October 1998 he served as
CIO & consultant for Business Development to Night Kitchen Media in Philadelphia. As a part-time faculty member of the New School for Social Research from September 1994 to May 1997, Mr. Fisher taught courses on Advertising and Information Technologies, both on-line and in the classroom; with an upcoming course on Interactive Marketing.

    Mr. Fisher holds a Bachelor of Fine Arts in Sociology from Vassar College, and a Master of Science degree in Sociology from Duke University.

    ALAN ROJER joined us in July 1997 as a Senior Scientist in algorithm development for video compression. In 1998, he was promoted to Director of Research and Development and is currently responsible for the management of our development of video compression technology.

    From March 1996 to July 1997 Dr. Rojer was a Vice President in the Fixed Income Research Group at Lehman Brothers Inc. From March 1995 to March 1996 He was employed by Sumitomo Bank Capital Markets as a Vice President in the systems group. From September 1992 to March 1995 Dr. Rojer was employed by Bear Stearns Corp, initially as a senior analyst in fixed income analytics and structured transactions and subsequently as Vice President and Associate Director in the same group. Dr. Rojer graduated from Cornell University with Bachelor degrees in Biological Sciences and Mechanical Engineering. He has an M.Sc. in Computer Science from the Stevens Institute of Technology and a Ph.D. in Computer Science from the Courant Institute of New York University. Dr. Rojer conducted research in the Computational Neuroscience Laboratory, jointly affiliated with the Courant Institute and the New York University School of Medicine.

    NEIL RADISCH joined us in 1996, initially serving as lead developer of our network products and more recently as Director of Engineering for Consumer Products. From October 1995 to August 1996 Mr. Radisch was a lead programmer for Downtown Digital's internet trivia games. From January 1994 to September 1995 Mr. Radisch was an independent software developer. From July 1990 to January 1994 Mr. Radisch was a programmer at Information Builders. He obtained a Bachelor of Science in Engineering--Computer Science at the University of Pennsylvania.

    ERIC AMERES has served as our Director of Engineering for Professional Products since joining the Company in April 1994. He graduated from Rensselaer Polytechnic Institute with a BS in Computer and Systems Engineering. While finishing his studies at RPI, he was employed by Intelligent Computer Music Systems to develop graphical applications employing algorithmic and artificial intelligence techniques to compose and perform music. When ICMS was sold to a competitor, he joined Digitronix/Sixnet, developing process control and automation hardware and software. In 1990 he joined Polaris Consulting, a division of Deloitte & Touche, as a technical practice leader and senior consultant. In 1992 he returned to RPI as a Research Engineer for the Center for Intelligent Robotic Systems for Space Exploration (CIRSSE) and the New York Center for Advanced Technology (CAT).

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

    Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors, executive officers and persons who own more than 10% of any class of the Company's capital stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership and to provide copies of such reports to the Company. Based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required to be filed during the fiscal year ended December 31, 1999, the Company believes that all filing requirements applicable to its officers, directors and beneficial owners of greater than 10% of its Common Stock have been complied with during the most recent fiscal year, with the exception that Messrs. Khan, Klein and Rivkin filed Form 5s within 45 days following the end of the Company's fiscal year, in place of Form 3s, with regard to their ownership as of the dates on which they became directors of the Company.

ITEM 10. EXECUTIVE COMPENSATION.

    The following tables set forth information concerning the cash compensation, stock options and retirement benefits provided to On2.com's executive officers for the fiscal year ended September 30, 1998, the three month transition period ended December 31, 1998 and the fiscal year ended December 31, 1999. The notes to these tables provide more specific information concerning compensation.

                                                                           LONG-TERM
                                      ANNUAL COMPENSATION                 COMPENSATION       ALL OTHER
                                      -------------------              ------------------   COMPENSATION
NAME AND PRINCIPAL POSITION           YEAR(1)     SALARY     BONUS     OPTIONS/SARS(#)(2)     ($) (3)
------------------------------------  --------   --------   --------   ------------------   ------------
Daniel Miller.......................   1999      $150,000   $75,000              --            $1,125
President, CEO and Director           1998-T       41,296        --              --               310
                                       1998       221,478        --              --             1,661

David Silver........................   1999      $127,500   $15,000              --            $1,275
Chief Operating Officer and Director  1998-T       32,571        --              --               330
                                       1998       167,855        --              --             1,679

Barry Shereck (4)...................   1999      $175,547   $15,000          66,700            $  439
Chief Financial Officer               1998-T       43,887        --              --               110
                                       1998       160,645        --         111,167               365

Alan Rojer (5)......................   1999      $175,851        --          88,933            $1,000
Director of Research and Development  1998-T       43,963        --              --                --
                                       1998       175,355        --         133,400             1,315

Timothy Murphy......................   1999      $125,000        --              --            $1,250
Director of Research                  1998-T       32,464        --              --               325
                                       1998       127,452        --              --             1,275

------------------------

1) After the recent merger with The Duck Corporation ("Duck") on June 15, 1999, the historical records of Duck became the historical records of the Company. The fiscal year end of Duck was September 30. The Company's fiscal year end remained December 31. Under SEC reporting rules, this constitutes a change in fiscal year as of the merger date and results in the requirement for a "transition report" for the historical three month period ended
    December 31, 1998 to reconcile Duck's historical financial results to the Company's December 31 year end. The results reported in the "Summary Compensation Table" for the period designated "1998-T" are for the three months transition period ended December 31, 1998.

2) Options to acquire shares of common stock. The Company does not have any outstanding stock appreciation rights.

3)  Represents Company matching contributions under defined contribution plan.

4)  Mr. Shereck was employed by the Company effective November 1, 1997.

5)  Mr. Rojer was employed by the Company effective July 1, 1997.

    We did not pay to our Chief Executive Officer or any named executive officer any compensation intended to serve as incentive for performance to occur over a period longer than one year pursuant to a long-term incentive plan in the fiscal years ended September 30, 1998, December 31, 1999 or the three month transition period ended December 31, 1998. We do not have any defined benefit or actuarial plan with respect to our Chief Executive Officer or any named executive officer under which benefits are determined primarily by final compensation and years of service.

OPTION GRANTS

    The following table summarizes all stock options granted to our Chief Executive Officer and other named executive officers of On2.com whose total annual salary and bonus exceeded $100,000 for the fiscal year ended December 31, 1999.

                                    INDIVIDUAL GRANTS
-----------------------------------------------------------------------------------------      POTENTIAL REALIZABLE VALUE
                          NUMBER OF      PERCENT OF TOTAL                                      AT ASSUMED ANNUAL RATES OF
                         SECURITIES        OPTIONS/SARS                                       STOCK PRICE APPRECIATION FOR
                         UNDERLYING         GRANTED TO      EXERCISE OR                     10-YEAR OPTION TERM (1)(2)(3)(4)
                        OPTIONS/SARS       EMPLOYEES IN     BASE PRICE                      ---------------------------------
NAME                   GRANTED (#) (1)         1999           ($/SH)      EXPIRATION DATE       5% ($)            10% ($)
----                   ---------------   ----------------   -----------   ---------------   ---------------   ---------------
Daniel Miller........          --               --               --                  --              --                 --
David Silver.........          --               --               --                  --              --                 --
Barry Shereck........      66,700              3.6%            1.12         3/1/20/2009         $46,981           $119,059
Alan Rojer...........      88,933              4.8%            1.12         3/1/20/2009          62,641            158,745
Timothy Murphy.......          --               --               --                  --              --                 --

------------------------

(1) The estimated fair market value of the common stock on March 1, 1999 (grant date) was $1.12, as determined by the Board of Directors.

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

(3) Based on the market value of the Company's common stock at December 31, 1999 of $29.00 the potential realizable value for Mr. Shereck would be $2,942,804 and $4,567,616 assuming 5% and 10% appreciation, respectively, over the remaining term of the options. The potential realizable value for Mr. Rojer would be $3,923,724 and $6,090,132 assuming 5% and 10% appreciation, respectively, over the remaining term of the options. Actual gains, if any, on stock option exercises and common stock holdings are dependent on the future performance of the common stock and overall market conditions. There can be no assurance that the amounts reflected in this table will be achieved.

(4) These values do not take into account amounts required to be paid as income taxes under the Internal Revenue Code of 1986 and any applicable state laws or option provisions providing for termination of an option following termination of employment, non-transferability or vesting.

AGGREGATE OPTION EXERCISES AND OPTION VALUES

    The following table sets forth information with respect to the Named Executive Officers concerning option exercises for the fiscal year ended December 31, 1999 and exercisable and unexercisable options held as of December 31, 1999:

                                                                 NUMBER OF SECURITIES
                                                                UNDERLYING UNEXERCISED       VALUE OF UNEXERCISED IN-
                                                                  OPTIONS AT 12/31/99          THE-MONEY OPTIONS AT
                                                                      # OF SHARES                  12/31/99 (1)
                                 SHARES ACQUIRED    VALUE     ---------------------------   ---------------------------
NAME                               ON EXERCISE     REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                             ---------------   --------   -----------   -------------   -----------   -------------
Daniel Miller..................           --          --             --             --              --              --
David Silver...................           --          --             --             --              --              --
Barry Shereck..................           --          --         74,109        103,758      $2,149,161      $3,008,982
Alan Rojer.....................           --          --         88,933        133,400       2,579,057       3,868,600
Timothy Murphy.................           --          --        228,567         35,565       6,628,443       1,031,385

------------------------

(1) Based on a value of $29 per share, the closing price of the Company's common shares on the American Stock Exchange on December 31, 1999 minus the share exercise price, multiplied by the number of shares issued upon exercise of the options.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth information regarding the beneficial ownership of the Company's common shares by our directors, Chief Executive Officer and the four other highest paid executive officers, all holders of in excess of 5% of the Company's common shares, and the directors and executive officers as a group.

                                                    AMOUNT AND NATURE OF BENEFICIAL
                                                    OWNERSHIP OF COMMON SHARES AS OF
NAME                                                          12/31/99 (1)             PERCENT OF CLASS
----                                                --------------------------------   ----------------
Daniel Miller.....................................             1,708,856                      7.04%
David Silver......................................               793,405                      3.27%
Barry Shereck (2).................................                96,342                      0.40%
Alan Rojer (2)....................................               118,577                      0.49%
Timothy Murphy (3)................................               231,235                      0.94%
Jack Rivkin (4)...................................                    --                        --
Ajmal Khan (5)....................................               262,500                      1.08%
Stephen Klein.....................................                    --                        --
Strauss Zelnick...................................                    --                        --
Stanley Marder (6)................................             2,587,963                     10.66%
Edelson Technology Partners III LP (7)............             3,033,049                     12.15%
Travelers Insurance (8)...........................             7,827,321                     28.56%
All directors and named executive officers as a
  group...........................................             3,210,915                     12.98%

------------------------

(1) Pursuant to current regulations of the Securities and Exchange Commission, securities must be listed as "beneficially owned" by a person who directly or indirectly has or shares the power to vote or to direct the voting of ("voting power") or the power to dispose or to direct the disposition of ("dispositive power") the securities, whether or not the person has any economic interest in the securities. In addition, a person is deemed a beneficial owner if he has the right to acquire beneficial ownership within 60 days, whether upon the exercise of a stock option or warrant, conversion of a convertible security or otherwise.

(2) Represents shares that may be purchased within 60 days of December 31, 1999, pursuant to outstanding vested stock options.

(3) Represents 2,668 common shares owned and shares that may be purchased within 60 days of December 31, 1999, pursuant to outstanding vested stock options.

(4) Mr. Rivkin is a director of On2.com Inc. and Executive Vice President of Citigroup Investments, an affiliate of Travelers Insurance Company.

(5) Includes the right to purchase 200,000 shares of the Company's common stock from Verus Investments Holdings, Inc.

(6) Mr. Marder served as Chairman and a director of The Duck Corporation until June 9, 1999. Of such shares, 862,654 shares are owned of record by Goldman Sachs International ("GSI"). The Company is relying on certain representations by Mr. Marder that he retains beneficial ownership of such shares despite the transfer to GSI.

(7) Includes currently exercisable warrants to purchase 683,051 common shares.

(8) Includes 1,600,000 common shares, 400,000 shares of preferred stock convertible into common shares, and currently exercisable warrants to purchase 445,762 common shares, owned by The Travelers Insurance Company and 3,104,717 common shares and currently exercisable warrants to purchase 2,276,842 common shares owned by the Travelers Indemnity Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Effective June 9, 1999, the Company entered into a Separation and Release Agreement with Mr. Stanley Marder, a shareholder and former chairman and director. In connection with the agreement, among other things, the Company repurchased 302,374 shares of the Company's Common Stock from Mr. Marder at a price of $1.12 per share through the issuance of a note payable to Mr. Marder.

    At December 31, 1999, the Company had a note receivable from Mr. Marder of $294,624. Under the terms of the Separation and Release Agreement, on January 15, 2000 the Company offset the remaining balance of the note payable to Mr. Marder against the notes and advances receivable from him.

    Additionally, the Company agreed to pay Mr. Marder $10,000 per month for a period of eight months for consulting services related to marketing and business development. During fiscal 1999 the Company paid Mr. Marder $66,667 for consulting services.

    Ajmal Khan, one of our directors, owns all of the securities of Verus Capital Corporation ("Verus"), a diversified investment group. On June 15, 1999, the Company entered into a two-year consulting contract with Verus whereby the Company pays to Verus $12,500 per month in exchange for management and consulting services. During fiscal 1999, the Company paid Verus $75,000 in consulting fees and reimbursed Verus $8,864 for expenses incurred on behalf of the Company.

    Pursuant to the acquisition of the assets of MetaVisual, the Company issued to the selling shareholders of MetaVisual, who became shareholders of the Company, notes payable in the amount of $350,000 due September 27, 2000 and bearing interest at a rate of 8% per annum.

    The Company has committed to purchase certain Internet advertising services from February 2000 through May 2000 from iballs llc ("iballs"), an interactive media buying and marketing services company of which Stephen Klein, a director, is chairman. During this period, the Company expects to purchase approximately $400,000 in advertising space on third-party Internet publishers through iballs, utilizing iballs to execute, track and optimize these advertising purchases. Management believes that the costs incurred for the advertising and for iball's services are at fair market value for such services.

ITEM 13. EXHIBITS LIST AND REPORTS ON FORM 8-K.

(a) The following exhibits are to be filed as part of this report:

       EXHIBIT
         NO.                             IDENTIFICATION OF EXHIBIT
---------------------                    -------------------------
3.1(1)                  Articles of Incorporation of the Company
3.2(2)                  Amendment to Articles of Incorporation
3.3(2)                  Second Amendment to Articles of Incorporation
3.3(1)                  By-laws of the Company
4.1                     Securityholders Agreement
4.2                     Form of Investment Rights Agreement
4.3                     Form of Warrant
4.4                     Escrow Agreement
10.1                    Employment Agreement
16.1                    Letter on Change in Certifying Accountant--Nelson Mayoka &
                        Company, P.C.
16.2                    Letter on Change in Certifying Accountant--Ernst & Young LLP
27.1                    Financial Data Schedule
99.1                    Power of Attorney (see signature page)

------------------------

(1) Filed as an exhibit to the Company's registration statement on Form 10-SB, SEC File No. 000-23171 and incorporated by reference herein.

(2) Filed as an exhibit to the Company's Current Report on Form 8K, SEC File No. 001-15117 and incorporated by reference herein.

    (b) The following Current Reports on Form 8-K were filed during the three months ended December 31, 1999:

    Item 2: Acquisition of MetaVisual Creations Limited, filed on October 12, 1999.

    Item 5: Employment Agreement with Mr. Joseph Berlin and acquisition of audio and video tape library of celebrity interviews, filed on November 26, 1999.

    Item 7: MetaVisual Creations Limited acquisition pro-forma financial statements filed on December 10, 1999.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned on March 17, 2000, thereunto duly authorized.

                                                                          On2.com Inc.

                                                       By:             /s/ BARRY M. SHERECK
                                                            -----------------------------------------
                                                                         Barry M. Shereck
                                                                     CHIEF FINANCIAL OFFICER

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

    Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on March 17, 2000 in the capacities indicated.

                /s/ BARRY M. SHERECK
     -------------------------------------------       Chief Financial Officer (Principal Financial
                  Barry M. Shereck                       and Accounting Officer)

                /s/ DANIEL B. MILLER
     -------------------------------------------       President, Chief Executive Officer, Director
                  Daniel B. Miller                       (Principal Executive Officer)

                  /s/ DAVID SILVER
     -------------------------------------------       Chief Operating Officer, Director
                    David Silver

                   /s/ JACK RIVKIN
     -------------------------------------------       Director
                     Jack Rivkin

                   /s/ AJMAL KHAN
     -------------------------------------------       Director
                     Ajmal Khan

                  /s/ STEPHEN KLEIN
     -------------------------------------------       Director
                    Stephen Klein

                 /s/ STRAUSS ZELNICK
     -------------------------------------------       Director
                   Strauss Zelnick

                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS....................    F-2

FINANCIAL STATEMENTS:
  Balance Sheets............................................    F-3
  Statements of Operations..................................    F-4
  Statements of Stockholders' Equity........................    F-5
  Statements of Cash Flows..................................    F-6

NOTES TO FINANCIAL STATEMENTS...............................    F-7

                                      F-1                                     39

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To On2.com, Inc.:

    We have audited the accompanying consolidated balance sheets of On2.com, Inc. and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholder's equity and cash flows for the twelve months ended December 31, 1999, the three months ended December 31, 1998 and the twelve months ended September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of On2.com, Inc. and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for the twelve months ended December 31, 1999, the three months ended December 31, 1998 and the twelve months ended
September 30, 1998 in conformity with generally accepted accounting principles.

                                          /s/ ARTHUR ANDERSEN LLP

                                          Arthur Andersen LLP

New York, New York

February 24, 2000

                                      F-2                                     40

                                  ON2.COM INC.

                          CONSOLIDATED BALANCE SHEETS

                        AS OF DECEMBER 31, 1999 AND 1998

                                                                  1999          1998
                           ASSETS                             ------------   -----------
ASSETS:
  Current assets:
    Cash and cash equivalents...............................  $ 15,083,419   $ 1,227,706
    Accounts receivable.....................................       136,766        13,762
    Loans receivable from stockholders......................       294,624       292,088
    Prepaid expenses and other current assets...............       459,295        17,201
                                                              ------------   -----------
      Total current assets..................................    15,974,104     1,550,757

    Fixed assets, net.......................................     1,322,690       360,417
    Intangible assets, net of amortization of $289,143 in
      1999..................................................     4,476,305            --
    Patent costs, net of accumulated amortization of
      $165,608 and $123,004 at December 31 1999 and 1998,
      respectively..........................................       140,753        90,024
    Other assets............................................       518,020       116,076
                                                              ------------   -----------
      Total assets..........................................  $ 22,431,872   $ 2,117,274
                                                              ============   ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
  Current liabilities:
    Notes payable to stockholders...........................  $    649,624   $        --
    Accounts payable and accrued expenses...................     1,419,048       181,515
                                                              ------------   -----------
      Total current liabilities.............................     2,068,672       181,515
                                                              ------------   -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Series A convertible preferred stock; no par value;
    (liquidation preference of $7.50 per share); authorized
    5,000,000 shares; issued and outstanding 2,000,000
    shares in 1999 and none in 1998.........................    14,614,113            --
  Common stock, no par value; 50,000,000 shares authorized;
    24,286,596 shares outstanding at December 31,1999;
    15,302,374 shares outstanding at December 31, 1998......    21,106,003     7,171,013
  Accumulated deficit.......................................   (15,356,916)   (5,235,254)
                                                              ------------   -----------
      Total stockholders' equity............................    20,363,200     1,935,759
                                                              ------------   -----------
      Total liabilities and stockholders' equity............  $ 22,431,872   $ 2,117,274
                                                              ============   ===========

   The accompanying notes are an integral part of these consolidated balance sheets.

                                      F-3                                     41

                                  ON2.COM INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

  FOR THE FISCAL YEARS ENDED DECEMBER 31, 1999 AND SEPTEMBER 30, 1998 AND THE

             THREE MONTH TRANSITION PERIOD ENDED DECEMBER 31, 1998

                                                                     THREE MONTH
                                                 FISCAL YEAR      TRANSITION PERIOD      FISCAL YEAR
                                                    ENDED               ENDED               ENDED
                                              DECEMBER 31, 1999   DECEMBER 31, 1998   SEPTEMBER 30, 1998
                                              -----------------   -----------------   ------------------
REVENUES....................................    $    178,112         $    21,001          $ 1,448,288
                                                ------------         -----------          -----------
OPERATING EXPENSES
  Research and development..................       2,837,750             346,575            1,286,032
  Content development and distribution......       1,875,459                  --                   --
  Sales and marketing.......................       1,956,491             270,952            1,044,023
  General and administrative................       3,816,073             402,910            2,126,677
                                                ------------         -----------          -----------
    Total operating expenses................      10,485,773           1,020,437            4,456,732
                                                ------------         -----------          -----------
      Loss from operations..................     (10,307,661)           (999,436)          (3,008,444)

  INTEREST INCOME AND OTHER.................         243,052              18,516               94,154
                                                ------------         -----------          -----------
      Loss before provision for income
        taxes...............................     (10,064,609)           (980,920)          (2,914,290)
PROVISION FOR INCOME TAXES..................          22,933                 524              102,000
                                                ------------         -----------          -----------
      Net loss..............................    $(10,087,542)        $  (981,444)         $(3,016,290)
                                                ============         ===========          ===========
  Loss per share--basic and diluted.........          $(0.51)              $(.06)               $(.20)
  Weighted average common shares
    outstanding--basic and diluted..........      19,609,947          15,302,374           15,299,867

 The accompanying notes are an integral part of these consolidated statements.

                                      F-4                                     42

                                  ON2.COM INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

    FOR THE FISCAL YEARS ENDED DECEMBER 31, 1999 AND SEPTEMBER 30, 1998 AND

           THE THREE MONTH TRANSITION PERIOD ENDED DECEMBER 31, 1998

                                        SERIES A CONVERTIBLE
                                           PREFERRED STOCK             COMMON STOCK                            TOTAL
                                       -----------------------   ------------------------   ACCUMULATED    STOCKHOLDERS'
                                        SHARES       AMOUNT        SHARES       AMOUNT        DEFICIT         EQUITY
                                       ---------   -----------   ----------   -----------   ------------   -------------
BALANCE, September 30, 1997..........         --   $        --   15,299,706   $ 7,168,673   $(1,237,520)   $  5,931,153
  Exercise of incentive stock
    options..........................         --            --        2,668         2,340            --           2,340
  Net loss...........................         --            --           --            --    (3,016,290)     (3,016,290)
                                       ---------   -----------   ----------   -----------   ------------   ------------
BALANCE, September 30, 1998..........         --            --   15,302,374     7,171,013    (4,253,810)      2,917,203
  Net loss...........................         --            --           --            --      (981,444)       (981,444)
                                       ---------   -----------   ----------   -----------   ------------   ------------
BALANCE, December 31, 1998...........         --            --   15,302,374     7,171,013    (5,235,254)      1,935,759
  Purchase and retirement common
    stock............................         --            --     (302,374)     (340,000)           --        (340,000)
  Reverse merger with The Duck
    Corporation......................         --            --    8,000,000        34,120       (34,120)             --
  Issuance of Series A convertible
    preferred stock, net of related
    expenses.........................  2,000,000    14,614,113           --            --            --      14,614,113
  Issuance of Common Stock, net of
    related expenses.................         --            --      799,825    10,168,449            --      10,168,449
  Exercise of incentive stock
    options..........................         --            --       20,750        46,688            --          46,688
  Common stock issued upon
    acquisition of intangible
    assets...........................         --            --      351,758     4,024,733            --       4,024,733
  Common stock issued upon cashless
    exercise of warrant..............         --            --      114,263            --            --              --
  Issuance of warrant to purchase
    common stock.....................         --            --           --         1,000            --           1,000
  Net loss...........................         --            --           --            --   (10,087,542)    (10,087,542)
                                       ---------   -----------   ----------   -----------   ------------   ------------
BALANCE, December 31, 1999...........  2,000,000   $14,614,113   24,286,596   $21,106,003   $(15,356,916)  $ 20,363,200
                                       =========   ===========   ==========   ===========   ============   ============

 The accompanying notes are an integral part of these consolidated statements.

                                      F-5                                     43

                                  ON2.COM INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

    FOR THE FISCAL YEARS ENDED DECEMBER 31, 1999 AND SEPTEMBER 30, 1998 AND

           THE THREE MONTH TRANSITION PERIOD ENDED DECEMBER 31, 1998

                                                                         THREE MONTH
                                                     FISCAL YEAR      TRANSITION PERIOD      FISCAL YEAR
                                                        ENDED               ENDED               ENDED
                                                  DECEMBER 31, 1999   DECEMBER 31, 1998   SEPTEMBER 30, 1998
                                                  -----------------   -----------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss......................................    $(10,087,542)        $ (981,444)          $(3,016,290)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization...............         609,714             54,835               217,307
    Changes in operating assets and liabilities:
      Accounts receivable.......................        (123,004)            96,925               414,448
      Prepaid expenses and other current
        assets..................................        (442,091)            (4,615)               30,250
      Other assets..............................         (97,444)                 2              (100,000)
      Accounts payable and accrued expenses.....       1,187,532            (71,669)             (163,189)
                                                    ------------         ----------           -----------
        Net cash used in operating activities...      (8,952,835)          (905,966)           (2,617,474)
                                                    ------------         ----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets......................      (1,233,575)            (3,581)             (248,854)
  Acquisitions (net of cash acquired) (Note
    4)..........................................        (390,715)                --                    --
  Loans to stockholders.........................          (2,536)            (3,407)              (68,918)
  Security deposits.............................        (304,500)                --               (10,078)
  Purchase of trademarks........................         (50,000)                --                    --
                                                    ------------         ----------           -----------
        Net cash used in investing activities...      (1,981,326)            (6,988)             (327,850)
                                                    ------------         ----------           -----------
CASH FLOWS FROM FINANCING ACIVITIES
  Proceeds from warrant to purchase Common
    Stock.......................................           1,000                 --                    --
  Proceeds from sale of Series A Convertible
    preferred stock, net of expenses............      14,614,113                 --                    --
  Proceeds from sale of common stock, net of
    related expenses............................      10,168,449                 --                    --
  Proceeds from exercise of employee stock
    options.....................................          46,688                 --                 2,340
  Payments on notes payable to stockholder......         (40,376)                --                    --
                                                    ------------         ----------           -----------
        Net cash provided by financing
          activities............................      24,789,874                 --                 2,340
                                                    ------------         ----------           -----------
        Net (decrease) increase in cash and cash
          equivalents...........................      13,855,713           (912,954)           (2,942,984)
Cash and cash equivalents, beginning of
  period........................................       1,227,706          2,140,660             5,083,644
                                                    ------------         ----------           -----------
Cash and cash equivalents, end of period........    $ 15,083,419         $1,227,706           $ 2,140,660
                                                    ============         ==========           ===========

                                      F-6                                     44

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NONCASH INVESTING AND
  FINANCING ACTIVITIES

                                                                     THREE MONTH
                                                                  TRANSITION PERIOD     TWELVE MONTHS
                                              FISCAL YEAR ENDED         ENDED               ENDED
                                              DECEMBER 31, 1999   DECEMBER 31, 1998   SEPTEMBER 30, 1998
                                              -----------------   -----------------   ------------------
CASH PAID DURING THE PERIOD FOR:
  Interest..................................     $      754               --               $    277
  Taxes.....................................     $   22,441             $524               $110,700
  Acquisition of intangibles for common
    stock and note payable..................     $4,374,733               --                     --
  Purchase and retirement of common stock...     $  340,000               --                     --

    Effective June 9, 1999, On2.com Inc. (the "Company") entered into a Separation and Release Agreement with an officer and shareholder. In connection with the agreement, the Company repurchased 302,374 shares of the Company's Common Stock from the officer and shareholder at a price of $1.12 per share through issuance of a note payable to the shareholder. Under the terms of the Separation and Release Agreement, on January 15, 2000 the Company will offset the remaining balance of the note payable of $299,624 to the shareholder against certain notes and advances receivable from the shareholder.

 The accompanying notes are an integral part of these consolidated statements.

                                      F-7                                     45

                                  ON2.COM INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        FISCAL YEARS ENDED DECEMBER 31, 1999 AND SEPTEMBER 30, 1998 AND
                    THE THREE MONTHS ENDED DECEMBER 31, 1998

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

    On2.com Inc. (the "Company"), formed by the merger of The Duck Corporation ("Duck") into and with a subsidiary of Applied Capital Funding, Inc., ("Applied") a Colorado corporation, (the "Merger"), is developing a network of Web channels for broadband-enabled internet users. The Company's technology combines the classic elements of television with the interactivity of the Internet, utilizing proprietary video compression and streaming technology. In connection with the Merger, the Company changed its name from Applied Capital Funding, Inc. to On2.com Inc.

    The Company's Common Stock was listed on the American Stock Exchange on
June 30, 1999 and currently trades under the symbol "ONT." Prior to that time it was traded on the Over-the-Counter Bulletin Board operated by the National Association of Securities Dealers, Inc.

    PRINCIPLES OF CONSOLIDATION

    The consolidated balance sheets at December 31, 1999 and 1998 include the accounts of On2.com Inc. and its wholly owned-subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

    RECLASSIFICATIONS

    Certain fiscal and short period amounts have been reclassified to conform to the 1999 presentation.

    CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 1999, the majority of the Company's cash is maintained in short term investments with maturities of less than 60 days.

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

    AMORTIZATION OF INTANGIBLES

    Intangible assets are amortized on the straight line method over the estimated period of benefit associated with the intangible asset.

    LONG-LIVED ASSETS

    The Company evaluates the recoverability of its long-lived assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of

                                      F-8                                     46

                                  ON2.COM INC.

        FISCAL YEARS ENDED DECEMBER 31, 1999 AND SEPTEMBER 30, 1998 AND
                    THE THREE MONTHS ENDED DECEMBER 31, 1998

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
("SFAS No. 121"). SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. The Company assesses the impairment of long-lived assets when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company does not believe any impairment currently exists with respect to its long-lived assets.

    CONCENTRATION OF CREDIT RISK

    The Company from time to time maintains a substantial portion of its cash and cash equivalents in certificates of deposit and money market accounts with one financial institution. The Company has established guidelines relative to diversification and maturities to maintain safety and liquidity.

    PATENT COSTS

    Patent costs are being amortized over a period of five years using the straight-line method. Trademarks acquired are being amortized over ten years.

    SOFTWARE DEVELOPMENT COSTS

    Costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs will be capitalized, as prescribed by SFAS No. 86, "Software Development Costs". The Company completed its software development concurrently with the establishment of technological feasibility and, accordingly, no software development costs have been capitalized to date.

    REVENUE RECOGNITION

    The Company's revenues consist primarily of license fees received from third parties.

    In October 1997 the AICPA issued SOP 97-2, SOFTWARE REVENUE RECOGNITION, which was amended by SOP 98-4, DEFERRAL OF THE EFFECTIVE DATE OF CERTAIN PROVISIONS OF SOP 97-2, and SOP 98-9, SOFTWARE REVENUE RECOGNITION. SOP No. 97-2, as amended, provides guidance on applying generally accepted accounting principles for software revenue recognition transactions. Full adoption of SOP No. 97-2, as amended, will be effective for the fiscal year beginning
January 1, 2000. Based on the Company's interpretation of the requirements of SOP No. 97-2, as amended, application of this statement will not materially impact the Company's revenues, results of operations or financial position.

    For the Fiscal year ended December 31, 1999 approximately 59% and 8% of revenues were derived from two customers. For the three months ended
December 31, 1998, approximately 50% and 27% of revenues were derived from two customers. For the fiscal year ended September 30, 1998, approximately 81% of revenues were derived from one customer.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and

                                      F-9                                     47

                                  ON2.COM INC.

        FISCAL YEARS ENDED DECEMBER 31, 1999 AND SEPTEMBER 30, 1998 AND
                    THE THREE MONTHS ENDED DECEMBER 31, 1998

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

    INCOME TAXES

    Income taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes", which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities, if any.

    ACCOUNTING FOR STOCK BASED COMPENSATION

    The Company accounts for stock-based compensation agreements in accordance with the provisions of APB No. 25, Accounting for Stock Issues to Employees, and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant, between the estimated fair value of the Company's stock and the exercise price of options to purchase that stock.

    NET LOSS PER SHARE

    The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share." Under the provisions of SFAS No. 128, basic and diluted net loss per share are computed by dividing the net loss available to common stockholders by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, comprised of incremental common shares issuable upon the exercise of stock options and warrants, have not been included in the computation of diluted net loss per share as their effect is anti-dilutive.

    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In April 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. On2.com adopted the provisions of SOP 98-1 effective January 1, 1999. There were no material effects on the consolidated financial statements from adoption of SOP 98-1.

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for transactions entered into after March 31, 2000 and requires that

                                      F-10                                    48

                                  ON2.COM INC.

        FISCAL YEARS ENDED DECEMBER 31, 1999 AND SEPTEMBER 30, 1998 AND
                    THE THREE MONTHS ENDED DECEMBER 31, 1998

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction. The ineffective portion of all hedges will be recognized in earnings. On2.com is currently assessing the impact of this statement. The Company has not held any derivative instruments or participated in any hedging activities to date.

2. THE MERGER

    On June 15, 1999, Applied Capital Acquisition Corp., a Delaware corporation, a wholly-owned subsidiary of Applied Capital Funding, Inc. merged with and into The Duck Corporation ("Duck"), In connection with the Merger, the Company, issued 15,000,000 shares of its Common Stock to the shareholders of Duck's issued and outstanding common stock in exchange for 100% of the issued and outstanding common stock of Duck. After the Merger, former Duck stockholders owned approximately 65% of the issued and outstanding Common Stock of the Company. The Merger has been accounted for as a reverse merger in which Duck is the accounting acquirer. The historical records of Duck became the historical records of the Company. Following the Merger, the business conducted by the Company is the business conducted by Duck prior to the Merger.

    Prior to the Merger, the Company was a non-operating "shell" corporation. Pursuant to SEC rules, the merger of a private operating company (Duck) into a non-operating public shell corporation with nominal net assets (Applied) is considered a capital transaction and has the consequences referred to in the following paragraph. The accounting is identical to that of a reverse merger but there are no material assets, liabilities or operations included with those of Duck as of June 15, 1999.

    Historical operations of the Company include only those operations of Duck. Historical stockholders' equity and loss per share prior to the Merger have been retroactively restated for the equivalent number of shares received in the merger after giving effect to the difference in par value of Duck's common stock ($.001 par value) and Applied's Common Stock (no par value). Duck common stock outstanding prior to the Merger has been converted to an equivalent number of shares of On2.com Inc. that were issued to Duck stockholders as a consequence of the Merger. Common stock acquired by Duck prior to the Merger from an officer and stockholder, pursuant to the Separation and Release Agreement, was converted to equivalent On2.com Inc. common shares at December 31, 1998.

    Coincident with the Merger, the Company issued 2,000,000 preferred stock purchase units (the "Units") pursuant to Rule 506 under the Securities Act of 1933, as amended, for an aggregate purchase price of $15,000,000 in a private offering.

    Each Unit consisted of one share of no par value, Series A Convertible Preferred Stock and a warrant to purchase 1.114404 shares of Common Stock of the Company at an exercise price of $3.14 per share. Each share of Series A Preferred Stock is non-voting and may be converted at the holder's option, at any time, into one share of Common Stock of the Company. The conversion rate will be adjusted for stock splits, stock dividends and similar events.

                                      F-11                                    49

                                  ON2.COM INC.

        FISCAL YEARS ENDED DECEMBER 31, 1999 AND SEPTEMBER 30, 1998 AND
                    THE THREE MONTHS ENDED DECEMBER 31, 1998

2. THE MERGER (CONTINUED)
    The Series A Convertible Preferred Stock includes a liquidation preference. In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of shares of Series A Convertible Preferred Stock are entitled to receive an amount per share equal to the original purchase price of $7.50. The current total liquidation preference is $15,000,000.

    Prior to the Merger, The Travelers Insurance Company ("Travelers"), a subsidiary of Citigroup Inc., held approximately 27% of Duck's voting equity securities on a fully diluted basis. In connection with the offering of the Units, Travelers purchased from the Company 400,000 Units for an aggregate purchase price of $3,000,000. In addition, prior to the Merger, Travelers purchased 1,600,000 shares of Common Stock of the Company from existing stockholders in privately negotiated transactions. Following consummation of the Merger and after giving effect to the foregoing purchases, Travelers holds approximately 20.4% of the outstanding Common Stock of the Company.

3. FISCAL YEAR END

    The Company's fiscal year end is December 31. The fiscal year end of The Duck Corporation was September 30. After the Merger the Company will continue to report on its December 31 fiscal year-end schedule. Under SEC reporting rules, this results in the requirement for a "transition report" to reconcile Duck's audited twelve months results to the December 31 year-end. The report including audited financial statements for the three month transition period ended December 31, 1998 was filed with the SEC on Form 10-KSB on September 28, 1999 and amended on October 21, 1999.

4. METAVISUAL CREATIONS LIMITED ACQUISITION

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

                                      F-12                                    50

                                  ON2.COM INC.

        FISCAL YEARS ENDED DECEMBER 31, 1999 AND SEPTEMBER 30, 1998 AND
                    THE THREE MONTHS ENDED DECEMBER 31, 1998

4. METAVISUAL CREATIONS LIMITED ACQUISITION (CONTINUED)
    The purchase price was allocated to tangible assets and the identifiable intangible asset, based on their fair values, as follows:

Purchase Price:.............................................  $2,518,572
                                                              ==========
Cash acquired...............................................  $    9,232
Fixed assets (primarily computer equipment).................       5,989
Less: accounts payable assumed..............................      (5,936)
Intangible asset--software technology acquired..............   2,509,287
                                                              ----------
                                                              $2,518,572
                                                              ==========

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

5. EMPLOYMENT AGREEMENT AND OTHER INTANGIBLES

    On November 11, 1999 the Company entered into a three year employment agreement with an executive to provide video interviews of celebrities for distribution through the Company's On2Movies broadband Web Site. The Company paid $250,000 in cash and issued 182,314 shares of its common stock valued at $2,256,161 in addition to salary and benefits, for the exclusive rights to the executive's services during the term of the agreement. One third of the shares vested immediately. The remainder are held in escrow and vest on each anniversary date in the next two years, unless the employment agreement is terminated by either party

    The Company also received title to video and audio tapes of celebrity interviews acquired or produced by the executive prior to his employment by the Company. The intangible assets acquired are being amortized over the three-year term of the employment agreement. A portion of the purchase price was allocated to the tapes. The balance was allocated to future compensation.

    The purpose of the transaction was to obtain the services of this well-known entertainment syndication personality to build relationships in the entertainment community and to create celebrity interview video programming for our On2Movies Web site.

    The transaction price was allocated to intangible assets and the employment agreement, based on their fair values, as follows:

Transaction Price...........................................  $2,506,161
                                                              ==========
Other assets (audio tapes acquired):........................  $  100,000
Intangible asset--employment agreement:.....................   2,406,161
                                                              ----------
                                                              $2,506,161
                                                              ==========

                                      F-13                                    51

                                  ON2.COM INC.

        FISCAL YEARS ENDED DECEMBER 31, 1999 AND SEPTEMBER 30, 1998 AND
                    THE THREE MONTHS ENDED DECEMBER 31, 1998

5. EMPLOYMENT AGREEMENT AND OTHER INTANGIBLES (CONTINUED)
    The employment agreement is being amortized over its three-year term. The audio tapes acquired are being amortized over the estimated useful life of three years.

6. FIXED ASSETS

    Fixed assets consisted of the following at December 31, 1999 and 1998

Furniture and fixtures................................  $   86,102   $  60,236
Computer equipment....................................   1,488,344     684,337
Leasehold improvements................................     167,205     132,238
Licensed software.....................................     418,736      50,000
                                                        ----------   ---------
                                                         2,160,387     926,812
Less--Accumulated depreciation........................    (837,697)   (566,395)
                                                        ----------   ---------
Fixed assets, net.....................................  $1,322,690   $ 360,417
                                                        ==========   =========

7. INCOME TAXES

    The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

    Components of the Company's net deferred tax assets and liabilities as of December 31, 1999 are as follows:

Conversion of accrual to cash basis tax reporting...........  $    62,000
Patent costs................................................      (30,000)
Net operating loss carryforwards............................    6,160,000
                                                              -----------
                                                                6,192,000
Less- valuation allowance...................................   (6,192,000)
                                                              -----------
                                                              $        --
                                                              ===========

                                      F-14                                    52

    The Company incurred a 10% foreign tax on certain royalties paid to it pursuant to a United States-Japanese tax treaty. This is the primary component of the income tax provision.

    For Federal income tax purposes, the Company has net operating loss carryforwards of approximately $15.4 million, which expire at various dates through 2019.

    The effective income tax rate differs from the Federal statutory rate primarily due to state and local taxes, foreign taxes not currently deductible in the United States, certain nondeductible expenses and the establishment of a full valuation allowance for the net deferred tax assets.

8. STOCKHOLDERS' EQUITY

    The stockholders' equity section has been restated pursuant to the merger of Duck with and into a subsidiary of On2.com Inc. and accounted for as a reverse merger. Following the merger the historical operations of Duck became the historical operations of On2.com, Inc. The stockholders' equity of the Company has been retroactively restated in accordance with generally accepted accounting principles.

    On June 15, 1999, pursuant to the Merger, the Company issued 2,000,000 Series A Preferred shares. The Company received $15,000,000 of gross proceeds.

    On September 27, 1999, the Company issued 169,444 common shares in conjunction with acquisition of the assets of MetaVisual Creations Limited. The issuance of the shares was valued at the closing price of the Company's common stock on the American Stock Exchange on the day of closing.

    On November 11, 1999, the Company entered into an employment agreement with an executive to produce and acquire interviews with celebrities and build relationships in the entertainment community. The Company also acquired a library of audio tapes of celebrity interviews. As an inducement to the executive to enter into the exclusive employment agreement, the Company issued 182,314 common shares valued at $12.375, the closing price of the Company's common stock on the American Stock Exchange on the closing date. One third of the shares vested with the executive on the date of issuance. The remaining two thirds are held in escrow and vest on each of the two forthcoming annual anniversary dates of the original issuance.

    On December 30, 1999 the Company issued 799,825 shares of its common stock pursuant to a private placement to accredited investors under Rule 506 of the Securities Act of 1933. None of the purchasers had any prior relationship with the Company. The shares were issued at a price of $12.88 per share. The closing price of the Company's common stock on the American Stock Exchange on the closing date was $28.375. The Company received cash of $10,301,746 and incurred expenses of $133,297 related to the issuance.

    The Company also issued warrants to purchase common stock of the Company to the purchasers of the common stock. The purchasers received one warrant to purchase common stock at an exercise price of $28.75 for each share of common stock purchased pursuant to the offering. The warrants expire on December 29, 2004.

9. OPTIONS

    During fiscal year 1998, the Company adopted a 1998 Stock Option Plan (the "1998 Plan"). Under the 1998 Plan, 800,401 shares of common stock were reserved for issuance.

    In 1999 the Company adopted the 1999 Stock Option Plan (the "1999 Plan") which replaced all prior stock option plans. Under the 1999 Plan all options issued under prior plans are recognized as issued and

                                      F-15                                    53
outstanding under the original terms granted. Under the 1999 Plan, 4,000,000 shares of common stock are reserved for issuance.

    Subsequent to December 31, 1999 the Company amended the 1999 Plan to provide for the issuance of restricted stock grants and increased the total common shares available for issuance under the plan to 5,500,000 shares.

    The following table summarizes the stock option activity under the plans from inception:

                                                                       WEIGHTED
                                                                       AVERAGE
                                                           NUMBER OF   EXERCISE
                                                            SHARES      PRICE
                                                           ---------   --------
Outstanding September 30, 1997...........................    684,787    $0.88
  Granted................................................    447,335     2.25
  Exercised..............................................      2,668     0.88
  Canceled...............................................    124,507     0.88
                                                           ---------    -----
Outstanding September 30, 1998...........................  1,004,947     1.49
  Granted................................................     26,680     2.25
  Exercised..............................................         --       --
  Canceled...............................................         --       --
                                                           ---------    -----
Outstanding at December 31, 1998.........................  1,031,627     1.52
  Granted................................................  1,854,352     7.30
  Exercised..............................................     20,750     2.25
  Canceled...............................................         --       --
                                                           ---------    -----
Outstanding at December 31, 1999.........................  2,865,229    $5.25
                                                           =========    =====

    Options exercisable as of December 31, 1999 were 896,057 and 1,114,021 shares were available for future issuance under the Company's stock option plans at December 31, 1999. Additional information regarding stock options outstanding at December 31, 1999 follows:

                                                                                          OPTIONS EXERCISABLE
                                                                       WEIGHTED AVERAGE   -------------------
                                                            WEIGHTED      REMAINING        NUMBER    WEIGHTED
RANGE OF EXERCISE                                NUMBER     AVERAGE    CONTRACTUAL LIFE      OF      AVERAGE
PRICES                                         OF SHARES     PRICE        (IN YEARS)       SHARES     PRICE
-----------------                              ----------   --------   ----------------   --------   --------
$0.88--$2.25.................................   2,012,829    $ 1.39          8.5          896,057     $1.28
$9.81--$12.94................................     540,800    $11.80          9.8               --        --
$13.00--$19.50...............................     251,100    $16.37          9.7               --        --
$22.13--$34.00...............................      60,500    $28.91          9.9               --        --

    The effect of applying the SFAS 123 fair value method to determine the weighted average grant date fair value of the Company's options results in a value that is not materially different from the weighted average exercise price for the twelve months ending December 31, 1999, the three months ending December 31, 1998 and the twelve months ending September 30, 1998.

    Pro forma information regarding net income or loss is required to be disclosed in accordance with SFAS No. 123. The pro forma information is to be determined as if the Company had accounted for its employee stock options under the fair value method prescribed in that Statement. The effect of applying

                                      F-16                                    54
the SFAS 123 fair value method to the Company's stock-based awards results in a pro forma net loss as follows for the periods ending December 31, 1999 and 1998 and September 30, 1998:

                                                       THREE MONTH
                                        FISCAL YEAR     TRANSITION    TWELVE MONTHS
                                           ENDED       PERIOD ENDED       ENDED
                                       DECEMBER 31,    DECEMBER 31,   SEPTEMBER 30,
                                           1999            1998           1998
                                       -------------   ------------   -------------
Net loss, as reported................  $(10,087,542)    $(981,444)    $(3,016,290)
Net loss, pro forma..................   (10,335,300)     (997,694)     (3,087,867)

Loss per share, as reported..........  $  (0.51)        $(0.06)       $  (0.20)
Loss per share, pro forma............  $  (0.53)        $(0.07)       $  (0.20)

Weighted average risk free interest
  rate...............................      5.5%           6.0%            6.0%
Volatility...........................       75%            30%            30%
Weighted average expected life.......     3 yrs.         3 yrs.          3 yrs.

10. RELATED PARTY TRANSACTIONS

    Effective June 9, 1999, the Company entered into a Separation and Release Agreement with an officer and shareholder. In connection with the agreement, among other things, the Company repurchased 302,374 shares of the Company's Common Stock from the officer and shareholder at a price of $1.12 per share through issuance of a note payable to the shareholder. Under the terms of the Separation and Release Agreement, on January 15, 2000 the Company will offset the remaining balance of the note payable to the shareholder against certain notes and advances receivable from the shareholder.

    At December 31, 1999, the Company had a note receivable from the officer and shareholder of $294,624.

    Additionally, the Company agreed to pay the officer and shareholder $10,000 per month for a period of eight months for consulting services related to marketing and business development. During fiscal 1999 the Company paid the officer and shareholder $66,667 for consulting services.

    One of the Company's directors owns all of the securities of Verus Capital Corporation ("Verus"), a diversified investment group. On June 15, 1999, the Company entered into a two-year consulting contract with Verus whereby the Company pays to Verus $12,500 per month in exchange for management and consulting services. During fiscal 1999, the Company paid Verus $75,000 in consulting fees and reimbursed Verus $8,864 for expenses incurred on behalf of the Company.

    Pursuant to the acquisition of the assets of MetaVisual, the Company issued to the selling shareholders of MetaVisual, who became shareholders of the Company, notes payable in the amount of $350,000 due September 27, 2000 and bearing interest at a rate of 8% per annum.

    The Company has committed to purchase certain Internet advertising services from February 2000 through May 2000 from an interactive media buying and marketing services company, of which a director of the Company is chairman. The Company expects to purchase approximately $400,000 during this period in advertising space on third-party Internet publishers through this company, utilizing it to execute, track and optimize these advertising purchases. Management believes that the costs incurred for the advertising and for the company's services are at fair market value for such services.

                                      F-17                                    55

11. COMMITMENTS AND CONTINGENCIES

OPERATING LEASE

    The Company leases office space under non-cancelable operating leases. During the fiscal years ended December 31, 1999 and September 30, 1998 and the three months ended December 31, 1998 the Company incurred approximately $247,793, $49,750, and $231,000 respectively, in rent expense. The aggregate minimum future lease commitments at December 31, 1999 are as follows:

2000........................................................  $558,000
2001........................................................  $303,000
2002........................................................  $ 41,000

LINE OF CREDIT

    At December 31, 1998, the Company had a $500,000 line of credit from a bank secured by a certificate of deposit. At December 31, 1998, the Company had no outstanding borrowings under this line of credit. The line of credit expired in March 1999.

CONTINGENCY

    The Company is a defendant in a lawsuit regarding an alleged breach of contract that seeks damages in the millions of dollars. The Company has denied the substantive allegations and has contested the case vigorously. During fiscal year 1998, the court ruled that the plaintiff is entitled to $60,000 based on the contract, plus interest. Accordingly, the Company accrued and paid $89,000 relating to this matter. The Plaintiff filed a notice of appeal with respect to the summary judgement and trial decision. The Company opposed the appeal and cross-appealed with respect to denomination of prevailing party. The Court of Appeals affirmed the trial court's summary judgement decision and trial decision in all respects, except it held that the Company was the prevailing party and was thus entitled to recover reasonable counsel fees. A fee hearing was held and the amount of fees to be recovered by the Company is presently pending before the court. Any determination in this regard cannot have an adverse affect on the company.

12. RETIREMENT PLAN

    The Company has a 401(k) retirement plan which covers substantially all employees. Under the 401(k) Plan, employees are permitted to contribute up to 4% of gross compensation not to exceed the annual 402(g) limitation for any plan year. The Company provides a matching contribution of the first 1% contributed by each employee. Company contributions to the plan were $19,522, $3,855 and $19,771 for the twelve months ended December 31, 1999, the three months ended December 31, 1998 and the twelve months ended September 30, 1998, respectively.

                                      F-18                                    56

                               INDEX TO EXHIBITS

     EXHIBIT NO.                         IDENTIFICATION OF EXHIBIT
---------------------                    -------------------------
  3.1(1)                Articles of Incorporation of the Company
  3.2(2)                Amendment to Articles of Incorporation
  3.3(2)                Second Amendment to Articles of Incorporation
  3.3(1)                By-laws of the Company
  4.1                   Securityholders Agreement
  4.2                   Form of Investment Rights Agreement
  4.3                   Form of Warrant
  4.4                   Escrow Agreement
  10.1                  Employment Agreement
  16.1                  Letter on Change in Certifying Accountant--Nelson Mayoka &
                        Company, P.C.
  16.2                  Letter on Change in Certifying Accountant--Ernst & Young LLP
  27.1                  Financial Data Schedule
  99.1                  Power of Attorney (see signature page)

------------------------

(1) Filed as an exhibit to the Company's registration statement on Form 10-SB, SEC Filed No. 000-23171 and incorporated by reference herein.

(2) Filed as an exhibit to the Company's Current Report on Form 8K, SEC File No. 001-15117 and incorporated by reference herein.