Form 10QSB
period 2000-03-31
ON2COM INC
filed 2000-05-15
CIK 1045280

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
                                 For the quarterly period ended March 31, 2000.

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.
                                   For the transition period from ____ to ____.

Commission file number 1-15117.

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

24,643,823 as of March 31, 2000.

Transitional Small Business Disclosure Format (Check one):  / / Yes    /X/ No

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS.

The unaudited financial statements follow:

                                                   CONTENTS

                                                                                      Page
Consolidated Balance Sheets at March 31, 2000 and December 31, 1999...................   4
Consolidated Statements of Operations, Three Months Ended March 31, 2000 and 1999.....   5
Consolidated Statements of Cash Flows, Three Months ended March 31, 2000 and 1999.....   6
Notes to Consolidated Financial Statements............................................   8


                                   ON2.COM INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                  March 31, 2000   December 31, 1999
                                                                                     Unaudited         Unaudited
                                                                                  --------------   -----------------
            ASSETS
------------------------------------
ASSETS:
   Current assets-
   Cash and cash equivalents                                                         $ 8,953,148       $ 15,083,419
   Accounts receivable                                                                    81,021            136,766
   Loans receivable from stockholders                                                      -                294,624
   Prepaid expenses and other current assets                                             462,866            459,295
                                                                                     -----------       ------------
   Total current assets                                                                9,497,035         15,974,104
   Fixed assets, net                                                                   2,360,128          1,322,690
   Intangible assets, net of amortization of $633,987 at March 31, 2000 and
     $289,143 at December 31, 1999                                                     4,131,461          4,476,305
   Patent costs, net of accumulated amortization of $176,259 and $165,608 at
     March 31, 2000 and December 31 1999, respectively                                   125,102            140,753
   Due from Affiliated Company                                                           110,000
   Other assets                                                                          513,142            518,020
                                                                                     -----------       ------------
   Total assets                                                                      $16,736,868       $ 22,431,872
                                                                                     -----------       ------------
                                                                                     -----------       ------------

      LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------
LIABILITIES:
   Current liabilities-
   Notes payable to stockholders                                                      $  350,000      $     649,624
   Obligation under capital leases - current portion                                     38,084             -
   Accounts payable and accrued expenses                                               3,343,496          1,419,048
   Deferred revenue                                                                       25,000            -
                                                                                     -----------       ------------
   Total current liabilities                                                           3,756,580          2,068,672
                                                                                     -----------       ------------
   Obligation under capital leases - long-term portion                                    22,796            -
                                                                                     -----------       ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

   Series A convertible preferred stock; no par value; (liquidation preference of $7.50 per share); authorized 5,000,000 shares; issued and outstanding
     2,000,000 shares at March 31, 2000 and December 31, 1999.                        14,614,113         14,614,113
   Common stock, no par value; 50,000,000 shares authorized; 24,643,823 shares outstanding at March 31, 2000; 24,286,596 shares outstanding at December
     31, 1999                                                                         21,106,667         21,106,003
   Additional paid in capital                                                          9,430,201            -
   Accumulated deficit                                                               (32,193,489)       (15,356,916)
                                                                                     -----------       ------------
                 Total stockholders' equity                                           12,957,492         20,363,200
                                                                                     -----------       ------------
                 Total liabilities and stockholders' equity                       $  16,736,868        $ 22,431,872
                                                                                     -----------       ------------
                                                                                     -----------       ------------

SEE ACCOMPANYING NOTES.

                                  ON2.COM INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       Three Months Ended March 31,
                                                                         2000                1999
                                                                      Unaudited           Unaudited
                                                                     ------------        ------------
REVENUES                                                             $    104,187        $      7,618
                                                                     ------------        ------------
                                                                     ------------        ------------
OPERATING EXPENSES

     Research and development                                           1,668,116             303,280
     Content development and distribution                               1,708,377                -
     Sales and marketing                                                2,487,451             242,520
     General and administrative                                         1,728,910             461,002
     Non-cash stock based charges                                       9,430,201                -
                                                                     ------------        ------------
          Total operating expenses                                     17,023,055           1,006,802
                                                                     ------------        ------------
             Loss from operations                                     (16,918,868)           (999,184)

OTHER INCOME AND (EXPENSE)

    Interest expense                                                      (15,560)               (754)
    Interest income and other                                             156,487              11,352
                                                                     ------------        ------------
             Loss before provision for taxes                          (16,777,941)           (988,586)

PROVISION FOR TAXES                                                        58,632                 114
                                                                     ------------        ------------
             Net loss                                                $(16,836,573)       $   (988,700)
                                                                     ------------        ------------
                                                                     ------------        ------------

   Loss per share - basic and diluted                                     $ (0.69)             $(0.06)

   Weighted average common shares outstanding -
      basic and diluted                                                24,380,933           15,302,374

SEE ACCOMPANYING NOTES.

                                  ON2.COM INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Three Months Ended March 31,
                                                                     --------------------------------
                                                                         2000                1999
                                                                      Unaudited           Unaudited
                                                                     ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                           $(16,836,573)       $   (988,700)
  Adjustments to reconcile net loss to net cash used in operating activities:
   Non-cash stock based charges                                         9,430,201                 -
   Depreciation and amortization                                          527,579              54,654
   Changes in operating assets and liabilities:
     Accounts receivable                                                   55,745               4,841
     Prepaid expenses and other current assets                             (3,571)                247
     Other assets                                                           4,878                 -
     Accounts payable and accrued expenses                              1,924,448             (23,936)
     Deferred revenue                                                      25,000                 -
                                                                     ------------        ------------
       Net cash used in operating activities                           (4,872,293)           (952,894)
                                                                     ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of fixed assets                                             (1,131,771)             (4,190)
  Payments on notes payable to stockholders                                (5,000)             (6,604)
  Advance to affiliated company                                          (110,000)                -
                                                                     ------------        ------------
       Net cash used in investing activities                           (1,246,771)            (10,794)
                                                                     ------------        ------------
CASH FLOWS FROM FINANCING ACIVITIES
  Principal payments on capital lease obligations                         (11,871)                -
  Proceeds from warrant to purchase Common Stock                              -                 1,000
  Proceeds from exercise of employee stock options                            664                 -
                                                                     ------------        ------------
       Net cash provided by financing activities                          (11,207)              1,000
                                                                     ------------        ------------
       Net decrease in cash and cash equivalents                       (6,130,271)           (962,688)
Cash and cash equivalents, beginning of period                         15,083,419           1,227,706
                                                                     ------------        ------------
Cash and cash equivalents, end of period                             $  8,953,148        $    265,018
                                                                     ------------        ------------
                                                                     ------------        ------------

                                  ON2.COM INC.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

                                                         Three Months ended March 31,
                                                          2000                  1999
                                                       Unaudited              Unaudited
                                                  -------------------    -------------------
Cash paid during the period for:

   Interest                                             $     1,224             $  754
                                                  ==============================================
   Taxes                                                $    52,475             $  114
                                                  ==============================================
 Acquisition of fixed assets under capital leases       $   72,750                   -
                                                  ==============================================

Effective June 9, 1999, On2.com Inc. (the "Company") entered into a Separation and Release Agreement with an officer and shareholder. In connection with the agreement, the Company repurchased 302,374 shares of the Company's Common Stock from the officer and shareholder at a price of $1.12 per share through issuance of a note payable to the shareholder. Under the terms of the Separation and Release Agreement, on January 15, 2000 the Company offset the remaining balance of the note payable to the shareholder against certain notes and advances receivable from the shareholder in the amount of $294,624.

The Company leases certain equipment for use in its business. During the three months ended March 31, 2000, the Company leased equipment with a fair market value of $72,750 under a capital lease with a term of 18 months and an implicit interest rate of 11 percent. During the three months ended March 31, 2000 the Company paid $11,871 in principal and $1,224 in interest related to the capital lease.

SEE ACCOMPANYING NOTES.

                                  ON2.COM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1  Unaudited Financial Information

The interim consolidated statements are unaudited. However, in the opinion of management, the interim data include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair statement of the results for the interim periods. The financial statements included herein have been prepared by On2.com Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company's Form 10-KSB Report filed with the Securities and Exchange Commission on March 30, 2000.

Certain prior period balances have been reclassified to conform to the current period presentation.

Note 2 Organization and Operations

The Company has developed proprietary video compression and Internet streaming technology that combines the classic elements of television with the interactivity of the Internet for delivery to broadband Internet users. The Company launched a demonstration Web site, www.on2.com, on February 18, 2000. The Company's business model is to provide broadband Internet video hosting services and consulting services and/or licensing its technology to video content owners who want to use the Company's technology to distribute television quality video images to broadband Internet users.

Note 3  Net Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share". Under the provisions of SFAS No. 128, basic and diluted net loss per share are computed by dividing the net loss available to common stockholders by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, comprised of incremental common shares issuable upon the exercise of stock options and warrants, have not been included in the computation of diluted net loss per share as their effect is anti-dilutive.

Note 4 Contingency

The Company was a defendant in a lawsuit regarding an alleged breach of contract that sought damages in the millions of dollars. The Company denied the substantive allegations and contested the case vigorously. During fiscal year 1998, the court ruled that the plaintiff is entitled to $60,000 based on the contract, plus interest. Accordingly, the Company accrued and paid $89,000 relating to this matter. The Plaintiff filed a notice of appeal with respect to the summary judgement and trial decision. The Company opposed the appeal and cross-appealed with respect to denomination of prevailing party. The court held that the Company was the prevailing party and was thus entitled to recover reasonable counsel fees. In April 2000 the Company was granted a judgement for $215,000 in legal fees, which payment was received received in May 2000.

Note 5  Non-Cash Stock-Based Charges

Pursuant to the company's 1999 stock option plan ("the Plan"), employees of the Company were granted options to purchase shares of common stock. The terms of the options granted to employees under the plan, including exercise price and number of shares granted, were fixed on the date of grant and remain the same throughout the duration of the plan. To administer the plan, the Company contracted with a third party to settle all exercises under the plan.

The Company accounts for stock-based compensation agreements in accordance with the provisions of APB No. 25. Under APB Opinion 25, fixed option plans for employees--that is those plans whose terms, including price and number of shares granted, remain the same throughout the duration of the plan--have no compensation expense associated with the options when the exercise price is equal to the fair value of the stock at the grant date. All options granted under the company's plan were at fair market value on the date of grant. Accordingly, compensation expense was not recorded for options awarded to employees.

During the three months ended March 31, 2000, the Company chose to self-administer the plan. Also during the period, various vested employees began to exercise a portion of their options. Pursuant to the "cashless exercise" provisions of the plan, the employees were permitted to pay the exercise price with cash, or "by surrendering, in addition to the options representing the shares being purchased, unexercised, vested options with a net fair market value equal to the price of the shares being purchased." The employees chose to surrender unexercised options, from their fixed grant total, with a fair market value equivalent to the cash exercise price.

Under an interpretation of generally accepted accounting principles related to stock-based compensation, the employees' surrendering of unexercised, vested options in satisfaction of the exercise price, instead of cash, in a self-administered plan, resulted in the requirement to recognize the entire exercise value of the shares as non-cash stock based compensation expense.

The number of shares, the range of exercise prices and the range of market values on the dates of exercise are as follows:

     Number of                Range of                     Range of
      shares               Exercise Prices               Market Values
      381,930              $0.88 - $2.25               $22.125 - $23.275

The total non-cash compensation charge for the period was $8,130,201.

On January 31, 2000, the Company issued a warrant to purchase 100,000 shares of its Common Stock to a business partner, in exchange for the partner's commitment to be a sponsor of the company's Web site. The warrant has a five-year life and is exercisable at any time at an exercise price of $19.8875. The fair market value of the Company's Common Stock at the date of issue was $19.75.

The sponsorship agreement is renewable annually and may be terminated at such time by either the Company or the business partner upon notice. Pursuant to FAS 123, the fair value of the warrant was calculated under the Black-Scholes pricing model to measure the consideration received in the transaction. A value of $1,300,000 resulted from use of the following assumptions 1) volatility of 75%; 2) risk-free interest rate of 6%; 3) 5 year term; 4) exercise price of $19.8875; 5) Market price of $19.75.

The warrant is exercisable immediately. Accordingly, the value of the warrants was expensed during the three-month period ended March 31, 2000.

Note 6  DVD Mags Inc. Asset Acquisition

On March 26, 2000 the company signed an agreement and plan of acquisition with DVD Mags, Inc., a California corporation doing business as Quickband Networks ("Quickband"), a Los Angeles based aggregator and retail distributor of broadband entertainment content. Pursuant to the agreement, the Company committed to issue 136,339 shares of its Common Stock, no par value, and 34,100 shares of its Series B Preferred Stock, no par value, in exchange for substantially all of the assets and the assumption of certain liabilities of Quickband. The acquisition was consummated on April 4, 2000. No historical or pro forma financial statement information has been presented, as the acquisition did not meet the significance test.

The Registrant currently intends to operate the business formerly conducted by Quickband as a subsidiary of On2.com Inc. At March 31, 2000, the company had advanced $110,000 to Quickband.

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

OVERVIEW

The Company has developed proprietary video compression and Internet streaming technology that combines the classic elements of television with the interactivity of the Internet for delivery to broadband Internet users. The Company launched a demonstration Web site, www.on2.com, on February 18, 2000. The Company expects future revenue to be derived from providing broadband Internet video hosting, encoding and consulting services and/or licensing its technology to video content owners who want to use the Company's technology to distribute television quality video images to broadband Internet users.

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

Historically, substantially all of the Company's revenue was derived from a few large technology licensing agreements whereby the Company received non-refundable advances against future royalties based on sales by the licensee, or outright license of certain elements of the Company's technology. Future revenue is expected to be derived from providing broadband Internet video hosting services and consulting services and/or licensing its technology to video content owners who want to use the Company's technology to distribute television quality video images to broadband Internet users.

In view of the rapidly evolving nature of its business and its limited operating history, the Company has little experience forecasting its revenues. Therefore, the Company believes that period-to-period comparisons of financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. To date, the Company has incurred substantial costs to create technology and services. The Company will continue to incur costs to develop, introduce and enhance services, build brand awareness and grow the business. The Company may also incur significant additional costs and expenses related to technology, marketing or acquisitions of businesses and technologies to respond to changes in this rapidly changing industry. These costs may not correspond with any meaningful increases in revenues in the near term.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2000 Compared To Three Months Ended March 31, 1999

Revenue

Net revenues of $104,187 and $7,618 for the three months ended March 31, 2000 and 1999 respectively, were derived primarily from the sale and/or licensing of the Company's TrueMotion(R) technology. For the three months ended March 31, 2000, approximately 49% of the Company's revenue was royalties received from one customer pursuant to a license agreement. Approximately 32% of revenue was received from a radio syndication customer of the Company's celebrity interview content subsidiary. The balance of revenue was sales of individual licenses to content developers.

During the three months ended March 31, 2000, the Company devoted substantially all its efforts to building the On2.com network and developing the technology to operate the site and to provide services for others.

The Company expects that future revenue will be derived by providing hosting and other technical services and /or licensing the Company's technology to companies who want to use the Company's technology to provide television quality video to broadband Internet users. The Company introduced its demonstration Web site on February 18, 2000.

Operating expenses

The Company's operating expenses consist of research and development, content and distribution, sales and marketing, general and administrative expenses, and non-cash stock based charges. Operating expenses of $17,023,055 for the three months ended March 31, 2000 increased $16,016,253 from the same period in 1999. Comparability between periods is significantly affected by the rapid growth and development of the company since the prior, comparable period in 1999 and by the inclusion of the non-cash stock-based charges, which was related to the exercise of incentive stock options by employees and the granting of a warrant to a business partner (see note 5 to financial statements).

Research and development expenses consist primarily of salaries and related expenses for personnel and fees to outside contractors and consultants. Research and development expenses for the three months ended March 31, 2000 of $1,668,116 increased approximately $1,364,836 or 450% from $303,280 for the same period in 1999, reflecting the additional costs incurred in developing new technology.

Research and development expenses to date have been focused on continuing development of technology to deliver television quality video signals to broadband Internet users. For the three months ended March 31, 2000, substantially all of the Company's research and development effort was directed to these activities. For the three months ended March 31, 1999, the Company's efforts were directed to completing development of technology licensed to a customer as well as development of technology to deliver television quality video signals to broadband Internet users. The Company expects research and development costs to continue at high levels in coming periods as it continues to develop technology to operate the business.

Content development and distribution are the costs associated with producing, acquiring, processing and distributing content on its Web site. For the three months ended March 31, 2000, these costs amounted to $1,708,377. Expenses associated with these activities were not incurred in the three months ended March 31, 1999. These expenses consist primarily of the costs of salaries of employees and costs of outside independent contractors engaged in developing our Web site and producing content for it.

The sales and marketing expenses consist primarily of salaries related to developing business arrangements with prospective partners, creating awareness of new services and costs of communicating to the industry and potential users. Sales and marketing expenses for the three months ended March 31, 2000 of $2,487,451 increased $2,244,931 from $242,520 in the year earlier period. Approximately $1.4 million of the expense was advertising to introduce our technology and demonstration Web site.

General and administrative expenses consist primarily of salaries and related personnel expenses, rent, accounting and legal services and general operating expenses. For the three months ended March 31, 2000, general and administrative expenses of $1,728,910 increased $1,267,908 or 275% from the year earlier period, reflecting additional staff, space, legal and general expenses related to the business.

As the Company builds and expands its business in 2000 and beyond, its research and development, sales and marketing, and general and administrative expenses will continue to increase. Research and development expenses will increase as the company adds engineers and outside consultants to its technology and Web development teams. Sales and marketing expenses will increase as the Company adds additional business development, sales and marketing personnel to build business relationships, sell advertising and build brand awareness. In addition, advertising and public relations expenses will increase as the Company invests to grow its business. General and administrative expenses will increase as the Company continues to build its management infrastructure, including additional personnel, office space and internal information systems.

At March 31, 2000 the Company had 95 full-time employees. The Company expects the number of employees to continue to increase in future periods.

Other income (expense)

Interest expense for the three months ended March 31, 2000 of $15,560 increased $14,806 from the three months ended March 31, 1999, primarily due to interest on notes to stockholders and interest on capital leases. Other income (primarily interest income) of $156,487 for the three months ended March 31, 2000 increased $145,135 from $11,352 for the same period last year primarily due to increased investments.

Provision for taxes

For the three months ended March 31, 2000, the provision for taxes of $58,632 consists primarily of state and local taxes.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, the Company had cash and cash equivalents of $8,953,148 compared to $15,083,419 at December 31, 1999.

The Company's capital requirements have been, and will continue to be, significant. Since inception, the Company has financed its operations primarily through issuance of stock. Through March 31, 2000 the Company had raised approximately $32,000,000 from the sale of Preferred Stock and Common Stock. At March 31, 2000 the principal source of liquidity for the Company was $8,953,148 of cash and cash equivalents.

For the three months ended March 31, 2000 and 1999, cash used in operating activities was $4,872,293 and $952,894 respectively. The increase was due primarily to the increased cost of building the Company's business.

Cash used in investing activities for the three months ended March 31, 2000 of $1,246,771 was used for the acquisition of fixed assets, payments on note payable to stockholders and a loan to an affiliated company (see Note 6 to financial statements). The Company expects to expend significant amounts for equipment, software and fixtures over the next 12 months.

Cash used by financing activities was $11,207 for the three months ended March 31, 2000 and represents principal payments on capital leases less proceeds from the sale of common stock to an employee pursuant to the exercise of an incentive stock option.

The market for distribution of interactive broadband video content is highly competitive and requires significant expenditures to procure the personnel, technology and business partners necessary to establish a leadership position in the industry. The Company will continue to develop its technology and hire additional employees. Operating costs are expected to continue to increase during this period of development.

The Company believes it has cash and commitments for additional financing to adequately finance operations for the next 12 months. There can be no assurance that the Company will not require additional financing within this time frame to fund acquisitions, develop new technologies or acquire other strategic assets. Such additional funding, if needed, may not be available on terms acceptable to the Company, or at all.

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

RISK FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

POTENTIAL FLUCTUATIONS OF QUARTERLY OPERATING RESULTS; UNPREDICTABILITY OF FUTURE REVENUE; EXPECTED FUTURE LOSSES

Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. These factors include:
         - the early stage of our development o the level of Web usage;
         - the level of broadband usage;
         - traffic levels on our Web channels;
         - the demand for advertising on our Web channels as well as on the Web in general;
         - our ability to enter into or renew key agreements;
         - fees we may pay for distribution or content agreements or other costs we incur as we expand our operations;
         - competitive factors;
         - technical difficulties or system downtime affecting the Web generally or the operation of our Web channels; or
         - economic conditions specific to the Web as well as general economic conditions.

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

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company's quarterly report on Form 10-KSB filed on March 30, 2000 contains a description of a legal proceeding involving the Company. In April 2000 the Company was awarded $215,000 in legal costs, which payment was received in May 2000.

ITEM 2. CHANGES IN SECURITIES

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(b) REPORTS ON FORM 8-K. State whether any reports on Form 8-K were filed during the quarter for which this report is filed, listing the items reported, any financial statements filed and the dates of such reports.

The following Current Reports on Form 8-K were filed during the three months ended March 31, 2000:

         Item 5: Lock-up agreement with certain shareholders, filed on March 2, 2000.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      On2.com Inc.
                                           -----------------------------------
                                                      (Registrant)

May 15, 2000
                                            /s/ Mark Meagher
------------------------------------        -----------------------------------
(Date)                                                     (Signature)
                                            Mark Meagher
                                            Chief Financial Officer