Form 10QSB
period 2000-06-30
ON2COM INC
filed 2000-08-14
CIK 1045280

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2000.

/_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ____ to ____.

Commission file number 1-15117.

                                  ON2.COM INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                      Delaware                                               84-1280679
-------------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)                 (I.R.S. Employer Identification No.)


375 Greenwich Street, New York, NY                                                                            10013
--------------------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                                                  (Zip Code)

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

The number of shares of the Registrant's Common Stock, par value $0.01 ("Common Stock"), outstanding as of August 8, 2000 was 26,923,509

Transitional Small Business Disclosure Format (Check one): / / Yes /X/ No

                                TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

                                                                                                PAGE
Item 1.  Unaudited Condensed Consolidated Financial Statements.

Unaudited Condensed Consolidated Balance Sheets at June 30, 2000 and December 31, 1999 .......    4
Unaudited Condensed Consolidated Statements of Operations,
  Three and Six Months Ended June 30, 2000 and 1999 ..........................................    5
Unaudited Condensed Consolidated Statements of Cash Flows

  Six Months Ended June 30, 2000 and 1999 ....................................................    6
Notes to Unaudited Condensed Consolidated Financial Statements ...............................    8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations   14

Item 3.  Qualitative and Quantitative Disclosures About Market Risk ..........................   22

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings ...................................................................   23

Item 2.  Changes in Securities ...............................................................   23

Item 4.  Submission of Matters to a Vote of Security Holders .................................   23

Item 6.  Exhibits and Reports on Form 8-K ....................................................   24

Signatures ...................................................................................   25

                         PART I -- FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Consolidated Financial Statements

                                  ON2.COM INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              June 30,      December 31,
                                                                2000            1999
                                                                ----            ----
                                                                      (unaudited)
                                      ASSETS

   Current assets:
     Cash and cash equivalents .........................   $  9,091,662    $ 15,083,419
     Accounts receivable ...............................        574,078         136,766
     Prepaid and other current assets ..................        899,590         753,919
                                                             ----------      ----------
        Total current assets ...........................     10,565,330      15,974,104

   Property and equipment, net .........................      2,901,773       1,322,690
   Goodwill and other intangible assets, net ...........      5,806,345       4,617,058
   Other assets ........................................        669,426         518,020
                                                             ----------      ----------
        Total assets ...................................   $ 19,942,874    $ 22,431,872
                                                           ============    ============


                       LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
     Accounts payable and accrued expenses .............   $  1,508,340    $  1,419,048
     Notes payable to stockholders .....................        350,000         649,624
     Deferred revenue ..................................         95,835            --
     Current portion of capital lease obligations ......         26,564            --
                                                             ----------      ----------
        Total current liabilities ......................      1,980,739       2,068,672

   Capital lease obligations, excluding current portion
   Commitments and contingencies........................         22,795            --

   Stockholders' equity:
     Preferred stock ...................................         20,784          20,000
     Common stock ......................................        268,237         242,866
     Additional paid-in capital ........................     65,175,431      35,457,250
     Deferred compensation .............................       (103,259)           --
     Accumulated other comprehensive loss ..............         (1,717)           --
     Accumulated deficit ...............................    (47,420,136)    (15,356,916)
                                                            -----------     -----------
               Total stockholders' equity ..............     17,939,340      20,363,200
                                                            -----------     -----------
               Total liabilities and stockholders' equity  $ 19,942,874    $ 22,431,872
                                                            -----------     -----------
                                                            -----------     -----------


 SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  ON2.COM INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      Three Months Ended June 30,        Six Months Ended June 30,
                                                                      --------------------------------------------------------------
                                                                          2000            1999           2000              1999
                                                                      --------------------------------------------------------------
                                                                              (unaudited)                  (unaudited)
Revenues ........................................................   $    224,788    $      9,015    $    328,975    $     16,633

Operating expenses:

     Research and development....................................      1,792,755         376,042       3,460,871         679,322
     Content development and distribution........................      1,309,180              --       3,017,557              --
     Sales and marketing.........................................      1,896,160         236,246       4,383,611         478,766
     General and administrative..................................      3,193,208         584,663       4,922,118       1,045,665
     Non-cash stock based charge.................................      2,127,682              --      11,557,883              --
                                                                       ---------     -----------      ----------       ----------
Total operating expenses.........................................     10,318,985       1,196,951      27,342,040       2,203,753
                                                                       ---------     -----------      ----------       ----------

Loss from operations ............................................    (10,094,197)     (1,187,936)    (27,013,065)     (2,187,120)

Interest and other income, net ..................................        285,232          24,257         426,159          34,855
                                                                       ---------     -----------      ----------       ----------
Loss before provision for income taxes ..........................     (9,808,965)     (1,163,679)    (26,586,906)     (2,152,265)

Provision for income taxes ......................................          9,380           2,005          68,012           2,119
                                                                       ---------     -----------      ----------       ----------
Net loss ........................................................     (9,818,345)     (1,165,684)    (26,654,918)     (2,154,384)

Convertible preferred stock dividend ............................      5,408,302              --       5,408,302              --
                                                                       ---------     -----------      ----------       ----------
Net loss attributable to common
   stockholders .................................................   $(15,226,647) $    (1,165,684)   $(32,063,220)   $ (2,154,384)
                                                                       ---------     -----------      ----------       ----------
                                                                       ---------     -----------      ----------       ----------
Basic and diluted net loss per common share .....................       $  (0.60)  $        (0.07)   $      (1.28)   $      (0.14)
                                                                       ---------     -----------      ----------       ----------
                                                                       ---------     -----------      ----------       ----------
Weighted average basic and diluted common
   shares outstanding ...........................................     25,546,787      16,565,153      24,965,628      15,933,764
                                                                       ---------     -----------      ----------       ----------
                                                                       ---------     -----------      ----------       ----------

 SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  ON2.COM INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Six Months Ended June 30,
                                                                              -------------------------
                                                                           2000                       1999
                                                                           ----                       ----
                                                                        (unaudited)                 (unaudited)
Cash flows from operating activities:
  Net loss.........................................................   $  (26,654,918)           $   (2,154,384)
    Adjustments to reconcile net loss to net cash used in
     operating activities:
     Non-cash stock based charges..................................       11,557,883                        --
     Depreciation and                                                      1,450,638                   107,325
     amortization................................. ................
     Deferred compensation.........................................            9,387                        --
   Changes in operating assets and liabilities, net of effect of acquisitions:
     Accounts receivable, net......................................         (164,780)                   13,162
     Prepaid and other current assets..............................         (440,196)                 (143,260)
     Other assets..................................................          (52,922)                       --
     Accounts payable and accrued expenses.........................           53,252                   108,705
     Deferred revenue..............................................           95,835                        --
                                                                         -----------                 ----------
Net cash used in operating activities..............................      (14,145,821)               (2,068,452)
                                                                         -----------                 ----------
Cash flows from investing activities:

  Purchases of property and equipment..............................       (1,910,742)                  (43,393)
  Purchase of trademarks and patents...............................               --                   (25,000)
  Cash paid for and acquired in acquisition........................         (241,551)                       --
                                                                         -----------                 ----------
Net cash used in investing activities..............................       (2,152,293)                  (68,393)
                                                                         -----------                 ----------

Cash flows from financing activities:

  Principal payments on capital lease obligations..................          (11,266)                       --
  Principal payments on note to stockholder........................           (5,000)                  (10,375)
  Loans to stockholders............................................               --                   (10,526)
  Proceeds from the issuance of Series C Preferred Stock, net......        9,990,825                        --
  Proceeds from the issuance of Series A Preferred Stock, net......               --                14,614,113
  Proceeds from exercise of common stock options and warrants......          333,273                     1,000
                                                                         -----------                 ----------
Net cash provided by financing activities..........................       10,307,832                14,594,212
                                                                         -----------                 ----------

Net change in cash and cash equivalents............................       (5,990,282)               12,457,367

Effect of exchange rate changes on cash and cash equivalents.......           (1,475)                       --

Cash and cash equivalents, beginning of period.....................       15,083,419                 1,227,706
                                                                         -----------                ----------
Cash and cash equivalents, end of period                              $    9,091,662               $13,685,073
                                                                         -----------                ----------
                                                                         -----------                ----------

                                  ON2.COM INC.

      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (CONTINUED)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES:


                                                                               Six Months Ended June 30,
                                                                     ---------------------------------------------
                                                                             2000                  1999
                                                                             ----                  ----
                                                                         (unaudited)            (unaudited)
Cash paid during the period for:

   Interest                                                             $        4,436       $          754
                                                                        ==============       ==============
   Taxes                                                                $       61,850       $          114
                                                                        ==============       ==============
 Acquisition of fixed assets under capital leases                       $       72,750       $           --
                                                                        ==============       ==============


 SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  ON2.COM INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Description of On2.com Inc.

     On2.com Inc. (the "Company") has developed proprietary video compression and Internet streaming technology that combines the classic elements of television with the interactivity of the Internet for delivery to broadband Internet users. The Company launched a demonstration Web site, www.on2.com on February 18, 2000. The Company's business model is to provide broadband Internet video hosting and consulting services and to license its proprietary technology to video content owners who want to distribute television quality video images to broadband Internet users.

     The Company's business is characterized by rapid technological change, new product development and evolving industry standards. Inherent in the Company's business model are various risks and uncertainties, including its limited operating history, unproven business model and the limited history of broadband technology services on the Internet. The Company's success may depend, in part, upon the emergence of the Internet as a communications medium, prospective product and service development efforts, and the acceptance of the Company's broadband technology solutions by the marketplace.

(b) Basis of Presentation

     The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries from their respective dates of acquisition. All significant intercompany balances and transactions have been eliminated in consolidation.

     The interim condensed consolidated financial statements are unaudited. However, in the opinion of management, the interim data include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair statement of the consolidated results for the interim periods. The condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures included herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company's Form 10-KSB Report filed with the Securities and Exchange Commission on March 30, 2000.

(c) Goodwill and Intangible Assets

     Goodwill and intangible assets primarily relates to the Company's acquisitions accounted for under the purchase method of accounting or its purchase of intangible assets. Goodwill and intangible assets is stated at cost, net of accumulated amortization, and is being amortized under the straight-line method using estimated useful lives ranging from 3-4 years, the expected period of benefit.

     Amortization of goodwill and intangible assets was $535,172 and $880,016 for the three and six months ended June 30, 2000, respectively. Amortization of goodwill and intangible assets for the three and six months ended June 30, 1999 was insignificant. Accumulated amortization was $1,152,492 as of June 30, 2000.

(d) Comprehensive Loss

     The Company's comprehensive loss for the three and six months ended June 30, 2000 was comprised of net loss and the foreign currency translation adjustment. The foreign currency translation adjustment was not significant for the three and six months ended June 30, 2000. Comprehensive loss for the three and six months ended June 30, 1999 was comprised of net loss.

(e) Net Loss per Common Share

     The Company computes net loss per common share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, comprised of incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and convertible preferred stock (using the if-converted method), have not been included in the computation of diluted net loss per share as their effect is anti-dilutive.

     Excluded from the computation of diluted net loss per common share for the three and six months ended June 30, 2000 and 1999 are options and warrants to purchase 10,991,360 and 7,823,890 shares of Common Stock, respectively, and 2,078,405 and 2,000,000 shares of convertible preferred stock, respectively, that convert into equivalent shares of Common Stock.

(f) Reclassifications

     Certain reclassifications have been made to prior year's condensed consolidated financial statements to conform to the current year's presentation.

(2) PROPERTY AND EQUIPMENT

                                                                        June 30, 2000        December 31, 1999
                                                                        -------------        -----------------
                                                                          (unaudited)
Furniture and fixtures...............................................    $      297,788      $       86,102
Computer equipment...................................................         2,736,459           1,488,344
Leasehold improvements...............................................           638,794             167,205
Licensed software....................................................           699,905             418,736
                                                                              ---------           ---------
                                                                              4,372,946           2,160,387

Less accumulated depreciation and amortization.......................         1,471,173             837,697
                                                                              ---------           ---------
   Total.............................................................   $     2,901,773      $    1,322,690
                                                                              ---------           ---------
                                                                              ---------           ---------


     As of June 30, 2000, property and equipment included assets under capital leases of $72,750 with related accumulated depreciation of $12,125. There were no assets under capital leases as of December 31, 1999.

(3) ACQUISITION OF ASSETS DVD MAGS, INC.

     On April 4, 2000, Quickband, Inc. ("Quickband"), a wholly owned subsidiary of the Company, acquired substantially all of the assets of DVD Mags, Inc. ("DVD Mags"), a California corporation in the business of aggregating and producing short-form entertainment content for distribution across digital and traditional channels (the "Quickband Acquisition"). The Quickband Acquisition was effected pursuant to an Asset Purchase Agreement ("Purchase Agreement") dated as of March 9, 2000 by and among the Company, Quickband and DVD Mags. The assets acquired in connection with the Quickband Acquisition consisted primarily of a short form entertainment content library and other physical property used in connection with the production of the short-form entertainment content.

     The Company issued 136,339 shares of Common Stock, valued at $1,872,957, and 34,100 shares of Series B Convertible Preferred Stock (see note 5), valued at $468,449, in connection with the Purchase Agreement. In addition to the issuance of common and convertible preferred stock, the Company incurred $47,994 of acquisitions costs.

     The Quickband Acquisition was accounted for under the purchase method of accounting. The Company preliminarily allocated $305,462 of the $2,389,400 purchase price to the net tangible assets acquired. The historical carrying amounts of the net tangible assets acquired approximated their fair market value on the date of acquisition. The purchase price in excess of the fair market value of the net tangible assets acquired was $2,083,938 and had been preliminarily allocated to goodwill. The goodwill amount is being amortized under the straight-line method over an estimated useful life of three years, the expected period of benefit.

     The Quickband Acquisition was not considered a significant transaction. Thus, the Company has not presented historical or pro forma consolidated financial information.

(4) NOTES PAYABLE TO STOCKHOLDERS

     On June 9, 1999, the Company entered into a Separation and Release Agreement ("Release Agreement") with an officer and shareholder. In connection with the Release Agreement, the Company repurchased 302,374 shares of the Company's Common Stock from the officer and shareholder at a price of $1.12 per share through the issuance of a note payable to the shareholder. Under the terms of the Release Agreement, on January 15, 2000, the Company offset the remaining balance of the note payable to the shareholder against certain notes and advances receivable from the shareholder in the amount of $294,624.

(5)  STOCKHOLDERS' EQUITY

(a) Delaware Reincorporation

     On May 17, 2000, the Company effected an Amended and Restated Agreement and Plan of Merger between On2.com Inc., a Colorado corporation, and On2.com Inc., a Delaware corporation, that effectively reincorporated the Company in Delaware (the "Reincorporation"). The Reincorporation did not materially affect the Company's Certificate of Incorporation, the Bylaws, officers, directors or the stock based compensation plans in effect immediately prior to the Reincorporation. Each issued and outstanding share of the Company's Common Stock, no par value, was exchanged for an equivalent share of Common Stock, $0.01 par value. Each issued and outstanding share of Preferred Stock, no par value (as defined below), was exchanged for an equivalent share of Preferred Stock, $0.01 par value. The Reincorporation does not affect the rights or privileges of the Preferred Stockholders. No other property, shares, other securities or considerations were issued in connection with the Reincorporation.

(b) Preferred Stock

     The Company has 20,000,000 shares of preferred stock authorized for issuance and, as of June 30, 2000, three series of convertible preferred stock (collectively "Preferred Stock") were issued and outstanding. Pursuant to its Certificate of Incorporation, the Company may serially designate separate classes of preferred stock up to the aggregate of its authorized limit. The holders of the various series of Preferred Stock generally have the same rights and privileges. Each class of the Preferred Stock is convertible into equivalent shares of the Company's Common Stock and has rights and preferences which are generally more senior to the Company's Common Stock and are more fully described in the Company's Certificate of Incorporation. The Company's Series A Convertible Preferred Stock was issued and outstanding as of December 31, 1999.

     On April 4 2000, the Company designated and issued 34,100 shares of its authorized preferred stock as Series B Preferred Stock, $0.01 par value ("Series B Preferred"), in connection with the Quickband Acquisition. Each share of Series B Preferred converts into one share of the Company's Common Stock. The fair market value of the Series B Preferred on the closing date of the Quickband Acquisition was $468,449, as determined by the fair market value of the Company's Common Stock on such date. In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of the Series B Preferred are entitled to receive an amount equal to $23.46875 per share of Series B Preferred. The liquidation price per share would be paid out of the assets of the Company available for distribution prior to any payments made on any shares of the Company's Common Stock or any other capital stock other than the Preferred Stock.

     In June 2000, the Company designated 4,285,715 shares of its authorized preferred stock as Series C Preferred Stock, $0.01 par value ("Series C Preferred"). On June 8 2000, the Company completed a private placement of 1,644,304 shares of the Series C Preferred with detachable warrants (described below), under Rule 506 of the Securities Act of 1933, for an aggregate purchase price of $10,000,000 in connection with an investment by the Travelers Indemnity Company ("Travelers"). The Company incurred transaction costs of $9,175 in connection with the transaction. Each share of Series C Preferred converts into one share of the Company's Common Stock. In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of the Series C Preferred are entitled to receive an amount equal to $6.0816. The liquidation price per share would be paid out of the assets of the Company available for distribution prior to any payments made on any shares of the Company's Common Stock or any other capital stock other than the Preferred Stock.

     In addition to the Series C Preferred, Travelers received detachable warrants which provide them the right to purchase 205,538 shares of the Company's Common Stock at an exercise price of $8.69 and 205,538 shares at of the Company's Common Stock at an exercise price of $10.86.

     The aggregate fair market value of the Series C Preferred on the closing date of the Travelers private placement was $14,284,891, based upon the fair market value of the Company's Common Stock on that date. Additionally, the fair market value of the warrants issued, as calculated using the Black Scholes pricing model, was $1,793,113. In accordance with EITF Issue No. 98-5, "Accounting for

Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" ("EITF 98-5"), the Company allocated the net proceeds between the Series C Preferred and the detachable warrants based on the relative fair value method as described in APB Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants." The Company allocated $8,876,589 to the Series C Preferred and recorded $1,114,235 of additional paid-in-capital to account for the issuance of the warrants. The difference between the net proceeds allocated to, and the fair market value of, the Series C Preferred on the closing date was recorded as a preferred stock dividend in accordance with EITF 98-5.

     On May 25, 2000 and June 2, 2000, approximately 1,066,667 and 533,333 shares of Series A Preferred Stock, respectively, were converted into equivalent shares of the Company's Common Stock.


(6)  NON-CASH STOCK-BASED CHARGE

     Pursuant to the Company's 1999 Amended and Restated Incentive and Nonqualified Stock Option Plan (the "1999 Plan"), employees of the Company were granted options to purchase shares of Common Stock. The terms of the options granted to employees under the 1999 Plan, including exercise price and number of shares granted, were fixed on the date of grant and remain the same throughout the duration of the 1999 Plan. In June 2000, the Company contracted with a third party to settle all exercises under the 1999 Plan.

     The Company accounts for stock-based compensation agreements in accordance with the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25"). Under APB No. 25, fixed option plans for employees--that is those plans whose terms, including price and number of shares granted, remain the same throughout the duration of the plan--have no compensation expense associated with the options when the exercise price is equal to the fair value of the stock at the grant date. All options granted under the 1999 Plan were at fair market value on the date of grant. Accordingly, compensation expense was not recorded for options awarded to employees.

     For the period January 2000 through May 2000, the Company chose to self-administer the 1999 Plan. Also during the period, various employees began to exercise a vested portion of their options. Pursuant to the "cashless exercise" provisions of the 1999 Plan, the employees were permitted to pay the exercise price with cash, or "by surrendering, in addition to the options representing the shares being purchased, unexercised, vested options with a net fair market value equal to the price of the shares being purchased." The employees chose to surrender unexercised options, from their fixed grant total, with a fair market value equivalent to the cash exercise price.

     Under an interpretation of generally accepted accounting principles related to stock-based compensation, the employees' surrendering of unexercised, vested options in satisfaction of the exercise price, in lieu of cash, under a self-administered plan, resulted in the requirement to recognize the entire exercise value of the shares as non-cash stock based compensation expense.

     The number of shares, the range of exercise prices and the range of market values for the cashless exercises for January through May 2000 are as follows:

              NUMBER OF SHARES
       (INCLUDES SHARES SURRENDERED)              RANGE OF EXERCISE PRICES                RANGE OF MARKET VALUES
                  586,359                              $0.88 - $2.25                         $10.75 - $23.375


     The total non-cash compensation charge for these exercises for the three and six months ended June 30, 2000 was $2,127,682 and $10,257,883, respectively.

     On January 31, 2000, the Company issued a warrant to purchase 100,000 shares of its Common Stock to a business partner, in exchange for the partner's commitment to be a sponsor of the Company's Web site. The warrant has a five-year life and is immediately exercisable at an exercise price of $19.8875. The fair market value of the Company's Common Stock at the date of issue was $19.75.

     The sponsorship agreement is renewable annually and may be terminated at such time by either the Company or the business partner upon notice. The fair market value of the warrant was $1,300,000, calculated under the Black-Scholes pricing model using the following assumptions: risk-free interest rate of 6%, volatility of 75% and a 5 year term. As the warrant is immediately exercisable, the Company recorded a non-cash compensation charge of $1,300,000 during the first quarter of 2000.

(7) COMMITMENTS AND CONTINGENCIES

     The Company was a defendant in a lawsuit regarding an alleged breach of contract that sought damages in the millions of dollars. The Company denied the substantive allegations and contested the case vigorously. During fiscal year 1998, the court ruled that the plaintiff is entitled to $60,000 based on the contract, plus interest. Accordingly, the Company accrued and paid $89,000 relating to this matter. The Plaintiff filed a notice of appeal with respect to the summary judgment and trial decision. The Company opposed the appeal and cross-appealed with respect to denomination of prevailing party. The court held that the Company was the prevailing party and was thus entitled to recover reasonable counsel fees. In April 2000, the Company was granted a judgment for $215,000 in legal fees, which payment was received in May 2000.

(8) SUBSEQUENT EVENTS

     On July 13, 2000, the Company executed an Agreement and Plan of Merger by and among the Company, 8C Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of the Company, and Eight Cylinder Studios, Inc., a California corporation that offers content development solutions and interface technologies for the broadband internet market. The Company anticipates that the acquisition will be consummated in the third quarter of 2000, subject to customary closing conditions, including obtaining consents and regulatory approvals.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This document contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or the Company's future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. The inclusion of forward-looking statements should not be regarded as a representation by the Company, or any other person, that such statements will be achieved. These statements are only predictions. Actual events or results may differ materially. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. In this regard, the business and operations of the Company are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements contained in this Form 10-QSB. The Company undertakes no duty to update any of the forward-looking statements, whether as a result of new information, future events or otherwise. In light of the foregoing, readers are cautioned not to place undue reliance on the forward-looking statements contained in this report. In evaluating the Company's business, you should give careful consideration to the information set forth below under the caption "Risk Factors That May Affect Future Operating Results," in addition to the other information set forth herein.

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

     Historically, substantially all of the Company's revenue was derived from a few large technology licensing agreements whereby the Company received non-refundable advances against future royalties based on sales by the licensee, or outright license of certain elements of the Company's technology. The Company expects future revenue to be derived from providing broadband Internet video hosting, encoding and consulting services and licensing its technology to video content owners who want to use the Company's technology to distribute television quality video images to broadband Internet users.

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

RESULTS OF OPERATIONS

     REVENUES. Revenues for the three and six months ended June 30, 2000 were $224,778 and $328,975, respectively, as compared to $9,015 and $16,633 for the three and six months ended June 30, 1999, respectively. Revenues for the three and six months ended June 30, 2000 were derived primarily from the licensing of hte Company's TrueMotion-Registration Trademark- technology and the licensing of DVD assets acquired in connection with the acquisition of Quickband. Through the first quarter of 2000, the Company devoted substantially all its efforts to building the On2.com network and developing the technology to operate a broadband content site. Commencing with the second quarter of 2000, the Company made a strategic decision to de-emphasize the development of its content site and re-directed its strategic operating focus toward providing its proprietary broadband technology solutions to customers requiring television quality video signals for distribution to their broadband Internet user base.

     The Company anticipates that future revenue will primarily be derived from licensing the Company's proprietary technology solutions and providing hosting and consulting services to customers requiring television quality video signals for distribution to their broadband Internet user base.

     OPERATING EXPENSES

     The Company's operating expenses consist of research and development, content development and distribution, sales and marketing, general and administrative expenses and non-cash stock based charges. Comparability between periods is significantly affected by the rapid growth and development of the Company since becoming publicly traded in June 1999.

     RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and related expenses for personnel and fees to outside contractors and consultants. Research and development expenses for the three and six months ended June 30, 2000 were $1,792,755 and $3,460,871, respectively, as compared to $376,042 and $679,322 for the three and six months ended June 30, 1999, respectively. The period-to-period increase in absolute dollars for both three and six months ended is primarily attributable to increased personnel needed for developing and enhancing the Company's proprietary technology. Research and development expenses to date have been focused on continuing the development of technology to deliver television quality video signals to broadband Internet users. For the first six months of 2000, substantially all of the Company's research and development effort was directed to these activities. For the first six months of 1999, the Company's efforts were directed to completing development of technology licensed to a customer as well as development of its proprietary technology to deliver television quality video signals to broadband Internet users. The Company expects research and development costs to increase in absolute dollars as the Company adds engineers and outside consultants to its technology development teams.

     CONTENT DEVELOPMENT AND DISTRIBUTION. Content development and distribution consists of salaries and related personnel costs incurred to develop the Company's Web site as well as costs incurred in connection with producing, acquiring, processing and distributing content for it. Content development and distribution costs for the three and six months ended June 30, 2000 were $1,309,180 and $3,017,557, respectively. The Company did not incur similar costs in the comparable periods for 1999 as the Company's Web site was launched in February 2000. As a result of its strategic decision to focus on licensing its proprietary broadband technology solutions, the Company does not expect content development and distribution costs to increase in future periods.

     SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries and related costs of sales, business development and marketing personnel, advertising, marketing and promotional costs incurred to create brand awareness and public relations expenses. Sales and marketing expenses for the three and six months ended June 30, 2000 were $1,896,160 and $4,383,611, respectively, as compared to $236,246 and $478,766 for the three and six months ended June 30, 1999, respectively. The period-to-period increase for the three and six months ended is primarily attributable to increased advertising and marketing costs incurred to introduce the Company's new technology and increase staffing to sell the Company's technology products and services. The Company intends to continue to recruit and hire experienced personnel to sell and market its broadband technology solutions.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and related personnel costs for general corporate functions including finance, human resources, legal and facilities, outside legal and professional fees and general operating overhead. General and administrative costs for the three and six months ended June 30, 2000 were $3,193,208 and $4,922,118, respectively, as compared to $584,663 and $1,045,665 for the three and six months ended June 30, 1999, respectively. The period-to-period increase for the three and six months ended is attributable to increased salaries and related costs to build our basic infrastructure, increase legal and accounting fees and increased costs associated with operating a public company, such as investor relations costs, directors and officers insurance and professional fees. The Company anticipates that general and administrative costs will increase as the Company continues to build its infrastructure, including additional personnel, office space and internal information systems.

     At June 30, 2000, the Company had approximately 110 full-time employees. The Company expects the number of employees to continue to increase in future periods.

     NON-CASH STOCK BASED CHARGE. The non-cash stock based charge is the result of cashless exercises of stock options granted to employees under the 1999 Plan. As the 1999 Plan was self-administered between January 2000 and May 2000, generally accepted accounting principles required the Company to recognize the full fair market value of all shares exercised under the cashless provision during that period. The Company has now contracted a third party to administer all stock option exercises. Thus, the Company does not anticipate non-cash charges from cashless exercises in future periods (see note 6 to the interim consolidated financial statements). The non-cash stock based charge related to these cashless exercises for the three and six months ended June 30, 2000 was $2,127,682 and $10,257,883, respectively. Additionally, the Company recorded a non-cash stock based charge of $1,300,000 in the first quarter of 2000 in connection with the issuance of a warrant to a business partner who agreed to sponsor the Company's site.

     INTEREST AND OTHER INCOME, NET. Interest and other income, net primarily consists of interest income earned on the Company's cash and cash equivalents and interest expense incurred from the Company's capital lease obligations and a note payable to a stockholder. Interest and other income, net for the three and six months ended June 30, 2000 was $285,232 and $426,159, respectively, as compared to $24,257 and $34,855 for the three and six months ended June 30, 1999, respectively. The comparative period increases for the three and six months ended is primarily attributable to an increase in our cash and cash equivalents for the first six months of 2000 as compared to the same period in 1999.

     INCOME TAXES. Income taxes are based solely on state and local taxes on business and investment capital. Income taxes for the three and six months ended June 30, 2000 were $9,380 and $68,012, respectively, as compared to $2,005 and $2,119 for the three and six months ended June 30, 1999, respectively. The period-to-period increase is attributable to an increase in the Company's investment capital.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2000, the Company had cash and cash equivalents of $9,091,662 as compared to $15,083,419 at December 31, 1999.

     Net cash used in operating activities was $14,145,821 and $2,068,452 for the six months ended June 30, 2000 and 1999, respectively. The increase in net cash used in operating activities is primarily attributable to an increase in the Company's net operating losses, excluding depreciation and amortization and non-cash stock based charges.

     Net cash used in investing activities was $2,152,293 and $68,393 for the six months ended June 30, 2000 and 1999, respectively. The period-to-period increase is primarily attributable to increased purchases of property and equipment and cash paid for and acquired in the Quickband Acquisition in April 2000.

     Net cash provided by financing activities was $10,307,832 and $14,594,212 for the six months ended June 30, 2000 and 1999, respectively. The period-to-period difference is primarily attributable to amounts received from private issuances of convertible preferred stock offset by proceeds received from the exercise of options and warrants to purchase shares of Common Stock.

     The Company currently has no material commitments other than those under our capital and operating lease arrangements. The Company expects to meet its lease obligations with its cash and cash equivalents.

     The market for distribution of broadband technology services is highly competitive and requires significant capital expenditures. The Company's capital requirements depend on numerous factors, including market acceptance of its technology and services, research and development costs and the resources it spends on marketing and selling its technology and services. Additionally, the Company continues to evaluate investments in complementary businesses, products and services, some of which may be significant. The Company has experienced increases in its capital expenditures, consistent with the growth of its business, and significant operating losses to date and believes that it will continue to incur operating losses and negative operating cash flows for the foreseeable future.

      The Company will require additional funding during the next 12 months to adequately finance the growth of its current operations and fulfillment of its strategic objectives. Additionally, the Company may require more financing to fund acquisitions, develop new technologies or acquire strategic assets. The Company has several financing alternatives available to it that it is currently pursuing. There can be no assurance that the Company will be able to procure additional funding on terms acceptable to it, or at all. In such event, the Company could reduce the development of its products and services and scale back current operations until such funds become available on terms acceptable to the Company. See "Risk Factors That May Affect Future Operating Results."

EFFECTS OF INFLATION

     Due to the relatively low levels of inflation in 1999, 1998 and 1997 and 1996, inflation has not had a significant effect on the Company's results of operations.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. The Company does not expect the adoption of SAB 101 to have a material effect on its consolidated financial statements.

     In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25." FIN 44 provides guidance on certain aspects of applying APB No. 25. FIN 44 is effective July 1, 2000, but is also effective for certain events that have occurred after December 15, 1998 or January 12, 2000. To date, FIN 44 has not had a material impact on the Company's consolidated financial statements.

     In March 2000, the Emerging Issues Task Force of the FASB reached a consensus on Issue No. 00-2, "Accounting for Web Site Development Costs" which provides guidance on when to capitalize versus expense costs incurred to develop a web site. The consensus is effective for web site development costs in quarters beginning after June 30, 2000. The Company has not yet analyzed the impact of this issue on its consolidated financial statements.

              RISK FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING FACTORS, TOGETHER WITH OTHER INFORMATION IN THIS REPORT, BEFORE MAKING AN INVESTMENT DECISION. OUR BUSINESS, FINANCIAL CONDITION AND OPERATING RESULTS COULD BE ADVERSELY AFFECTED BY ANY OF THE FOLLOWING FACTORS, IN WHICH EVENT THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE AND YOU COULD LOSE ALL OR PART OF YOUR INVESTMENT. THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY ONES THAT WE FACE. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US, OR THAT WE CURRENTLY THINK ARE IMMATERIAL, MAY ALSO IMPAIR OUR BUSINESS.

WE HAVE A HISTORY OF LOSSES AND NEGATIVE CASH FLOW AND ANTICIPATE CONTINUED LOSSES.

         Since our inception, we have incurred significant losses and negative cash flow from operations, and as of June 30, 2000, we had an accumulated deficit of approximately $47.4 million. We have not achieved profitability and we expect to continue to incur operating losses for the foreseeable future as we fund operating and capital expenditures in implementing our business plan. Our business model assumes that consumers will be attracted to and use broadband-specific video compression technology to access content available on customer Web sites that will, in turn, allow us to provide our technology solutions to customers. Our business model is not yet proven, and we cannot assure you that we will ever achieve or sustain profitability or that our operating losses will not increase in the future. Our business strategy may be unsuccessful and we may not be able to adequately address all or any of these risks. Even if we are able to achieve profitability, we may be unable to sustain or increase our profitability. In either of such cases, our business, financial conditions and results of operations will be materially and adversely affected.

WE MAY NEED ADDITIONAL CASH TO OPERATE OUR BUSINESS.

         We anticipate that we will require additional funding within the next 12 months to adequately finance the growth of our current operations and the fulfillment of our strategic objectives. Additionally, we may require additional financing within this time frame to fund acquisitions, develop new technologies or acquire strategic assets. We have several financing alternatives available to us that we are currently pursuing. There can be no assurance that we will be able to procure additional funding on terms acceptable to us, or at all. In such event, we could reduce the development of our products and services and scale back current operations until such funds become available to us on favorable terms. We cannot assure you that we will be able to generate sufficient cash flow from our operations or be able to raise sufficient capital, or at all, to enable us to operate our business.

SINCE WE RECENTLY CHANGED OUR STRATEGIC OPERATING MODEL, WE ARE ESSENTIALLY A NEW COMPANY AND ACCORDINGLY ARE SUBJECT TO THE RISKS ASSOCIATED WITH A NEW COMPANY.

         Even though our business was founded in 1992, we have only recently implemented our new business plan. As a result, our company is essentially a new venture. Therefore, we do not have a significant operating history upon which you can evaluate us and our prospects, and you should not rely upon our past performance to predict our future performance. In transitioning to our new business model, we are substantially changing our business operations, sales and implementation practices, customer service and support operations and management focus. We also face new risks and challenges, including a lack of meaningful historical financial data upon which to plan future budgets, competition from a new range of sources, the need to develop strategic relationships and other risks described below. We cannot guarantee that we will be able to transition successfully to our new business model.

     Our ability to generate profits, if any, will depend on our ability:

     o to attract customers to use our technology infrastructure and support services;

     o to generate revenues from software licensing and sales, broadband streaming services and consulting to developers of broadband content; and

     o    to control costs.

     We anticipate continued significant operating losses for the foreseeable future and we cannot assure you that profitability will ever be attained.

         In light of the rapidly evolving nature of our business and its limited operating history, the Company has little experience forecasting its revenues and believes that period-to-period comparisons of financial results are not necessarily meaningful. Therefore, you should not rely on period-to-period comparisons of our historical financial results as an indication of our future financial results. Moreover, our financial results may vary from period to period due to the uncertainties of our business.

WE DEPEND ON THE GROWTH OF BROADBAND INTERNET USAGE.

     Our technology only works over "broadband" Internet connections. The services we are building require high-bandwidth access to the Internet and delivery of data volumes that are higher than most service providers are presently delivering. While we are striving to overcome the technical and business hurdles inherent in establishing a network of this nature, there can be no assurance we will be successful in obtaining the bandwidth required to provide our services, or obtain it at economical cost.

     Broadband web usage may be inhibited for a number of reasons, such as:

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

MUCH OF OUR TECHNOLOGY RELIES ON OWNED OR LICENSED INTELLECTUAL PROPERTY AND WE CANNOT BE SURE THAT SUCH RIGHTS ARE PROTECTED FROM THE USE OF OTHERS, INCLUDING POTENTIAL COMPETITORS.

     We regard much of our technology as proprietary and try to protect it by relying on trademarks, copyrights, patents, trade secret laws and confidentiality agreements. In connection with our license agreements with third parties, we seek to control access to and distribution of our technology, documentation and other proprietary information. Even with all of these precautions, it could be possible for someone else to either copy or otherwise obtain and use our proprietary information without our authorization or to develop similar technology independently. Effective trademark, copyright and trade secret protection may not be available in every country in which our services are made available through the Internet, and policing unauthorized use of our proprietary information is difficult and expensive. We cannot be sure that the steps we have taken will prevent misappropriation of our proprietary information. Such misappropriation could have a material adverse effect on our business. In the future, we may need to go to court to either enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation might result in substantial costs and diversion of resources and management attention.

     We currently license from third parties certain technologies incorporated into some of our products and services. As we continue to introduce new services that incorporate new technologies, we may be required to license additional technology from others. We cannot be sure that these third-party technology licenses will continue to be available on commercially reasonable terms, if at all.

OUR INDUSTRY IS HIGHLY COMPETITIVE.

         The Internet industry is highly competitive and affected by rapid change. We believe that the principal competitive factors in our business include technological innovation, pricing, customer service, network quality, service offerings and the flexibility to adapt to changing market conditions. In establishing our broadband strategy, we face a number of strong, firmly entrenched competitors who are currently providing similar services to low-bandwidth users and high-bandwidth users. These and other companies have announced plans to provide broadband video-based services and technology. In addition to competition from other Internet content and technology companies, well-established media distribution companies, particularly in the cable television and satellite markets, have established, and continue to seek to establish, interactive, on-demand digital services through the development of sophisticated digital set-top technology and related back-end server systems. Many of our existing competitors have, and some future competitors may have, significantly greater financial and technical resources than we have.

WE MUST KEEP PACE WITH TECHNOLOGICAL CHANGE TO REMAIN COMPETITIVE.

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

INTERNET CAPACITY CONSTRAINTS MAY IMPAIR THE ABILITY OF CONSUMERS TO ACCESS OUR WEB SITE OR OUR CUSTOMER'S WEB SITES, WHICH COULD HINDER OUR ABILITY TO GENERATE REVENUE.

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

WE FACE UNCERTAINTIES REGARDING GOVERNMENTAL REGULATION AND LEGAL UNCERTAINTIES.

     Laws and regulations specifically pertaining to the Internet are new and developing. These laws or regulations govern matters such as online content, intellectual property, user privacy, e-commerce, information security and taxation. In addition, the applicability of existing laws to the Internet is uncertain and evolving. As a result of this uncertainty, it is difficult to predict the impact, if any, that future regulation or changes in regulation may have on our operations.

     Moreover, we may be liable to third parties for any content that we encode, distribute or make available on our website if such content violates a third party's intellectual property rights or violates any applicable laws, such as obscenity laws or defamation laws. Although we try to mitigate this risk by seeking indemnification from our customers and suppliers, we may still be subject to liability if such indemnification is not obtained, is contested or does not provide us with enough resources to cover any potential liability.

OUR BUSINESS MAY FACE ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US WHICH COULD CAUSE OUR BUSINESS TO SUFFER.

     In addition to the risks specifically identified in this section or elsewhere herein, we may face additional risks and uncertainties not presently known to us or that we currently deem immaterial which ultimately impair our business, results of operations and financial condition.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     COLLECTION RISK. The Company's accounts receivables are subject, in the normal course of business, to collection risks. Although the Company regularly assess these risks and has policies and business practices to mitigate the adverse effects of collection risks, significant losses may result due to the non-payment of receivables by its customers.

     INTEREST RATE RISK. The Company's return on its investments in cash and cash equivalents is subject to interest rate risks. The Company regularly assesses these risks and has established policies and business practices to manage the market risk of its cash and cash equivalents.

     FOREIGN CURRENCY RISK. The Company transacts business in the United Kingdom. Accordingly, it is subject to exposure from the adverse movements in foreign currency exchange rates. The effect of foreign currency exchange rate fluctuations has not been material to date. The Company does not use derivative financial instruments to limit its foreign currency risk exposure.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Note 7 to the interim consolidated financial statements in Part I of this Form are hereby incorporated by reference.

ITEM 2. CHANGES IN SECURITIES

     Note 5(b) to the interim consolidated financial statements in Part I of this Form are hereby incorporated by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)        The Annual Meeting of Stockholders was held on May 17, 2000.

(b) The following directors were re-elected at the Annual Meeting of Stockholders and received the vote indicated:

                                    FOR              ABSTAIN           AGAINST
     Daniel B. Miller               20,231,076       58,725                     n/a
     David S. Silver                20,231,076       58,725                     n/a
     Jack L. Rivkin                 20,230,976       58,725                     100
     Ajmal Khan                     20,231,076       58,725                     n/a
     Stephen D. Klein               20,230,976       58,725                     100
     Strauss Zelnick                20,231,076       58,725                     n/a

(c) The adoption of the Company's 1999 Amended and Restated Incentive and Nonqualified Stock Option Plan was approved by the vote indicated:

     For:                           13,194,181
     Against:                       3,180,463
     Abstain:                       138,932
     Broker non-votes:              None

(d) The Agreement and Plan of Merger dated as of April 1, 2000 was approved by the vote indicated:

     For:                           13,155,621
     Against:                       192,210
     Abstain:                       41,613
     Broker non-votes:              None

(e) The ratification of the appointment by the Board of Directors of Arthur Andersen LLP as independent certified accountants for the Company was approved by the vote indicated:

     For:                  20,256,195
     Against:              9,043
     Abstain:              24,563




     Broker non-votes:     None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits


EXHIBIT NUMBER             DESCRIPTION
--------------             -----------
10.1                       Douglas A. McIntyre Employment Agreement
10.2                       Mark J. Meagher Employment Agreement
27.1                       Financial Data Schedule

(b)      Reports on Form 8-K

     On April 20, 2000, the Company filed a Form 8-K under Items 2 and 7 regarding its acquisition of substantially all of the assets of DVD Mags, Inc., a California corporation doing business as Quickband Networks.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  On2.com Inc.
                                    --------------------------------------------
                                                  (Registrant)

August 14, 2000                    /s/ Mark J. Meagher
------------------------------     ---------------------------------------------
(Date)                                          (Signature)
                                   Mark J. Meagher
                                   Executive Vice President and Chief Financial
                                   Officer