Form 10-Q
period 2000-09-30
ON2COM INC
filed 2000-11-14
CIK 1045280

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2000.

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from ____ to ____.

Commission file number 1-15117.


                                  ON2.COM INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                      84-1280679
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


375 Greenwich Street, New York, NY                                      10013
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

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                                  /X/ Yes     / / No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

The number of shares of the Registrant's Common Stock, par value $0.01 ("Common Stock"), outstanding as of November 8, 2000 was 26,935,533.

Transitional Small Business Disclosure Format (Check one):   / / Yes    /X/ No

                                TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

                                                                            Page
                                                                            ----

Item 1.  Unaudited Condensed Consolidated Financial Statements.

Unaudited Condensed Consolidated Balance Sheets at
  September 30, 2000 and December 31, 1999 ..................................  4
Unaudited Condensed Consolidated Statements of Operations,
  Three and Nine Months Ended September 30, 2000 and 1999 ...................  5
Unaudited Condensed Consolidated Statements of Cash Flows
  Nine Months Ended September 30, 2000 and 1999 .............................  6

Notes to Unaudited Condensed Consolidated Financial Statements ..............  8

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations .............................. 15

Item 3.  Qualitative and Quantitative Disclosures About Market Risk ......... 24


PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings................................................... 25

Item 2.  Changes in Securities............................................... 25

Item 4.  Submission of Matters to a Vote of Security Holders................. 25

Item 6.  Exhibits and Reports on Form 8-K.................................... 25

Signatures................................................................... 26

                         PART I -- FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Consolidated Financial Statements

                                  ON2.COM INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    September 30,      December 31,
                                                        2000              1999
                                                    ------------       ------------
                                                              (unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                         $  5,031,863       $ 15,083,419
  Accounts receivable                                    474,055            136,766
  Advances to affiliates                                 952,000                 --
  Prepaid and other current assets                       742,690            753,919
                                                    ------------       ------------
     Total current assets                              7,200,608         15,974,104

Property and equipment, net                            2,866,864          1,322,690
Goodwill and other intangible assets, net              5,244,548          4,617,058
Other assets                                             580,853            518,020
                                                    ------------       ------------
     Total assets                                   $ 15,892,873       $ 22,431,872
                                                    ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses             $  1,122,662       $  1,419,307
  Notes payable to stockholders                               --            649,624
  Deferred revenue                                       185,604                 --
  Current portion of capital lease obligations            37,518                 --
                                                    ------------       ------------
     Total current liabilities                         1,345,784          2,068,931

Commitments and contingencies

  Stockholders' equity:
  Preferred stock                                         30,029             20,000
  Common stock                                           269,355            242,866
  Additional paid-in capital                          68,068,889         35,457,250
  Deferred compensation                                  (75,571)                --
  Accumulated other comprehensive loss                    (3,858)              (259)
  Accumulated deficit                                (53,741,755)       (15,356,916)
                                                    ------------       ------------
  Total stockholders' equity                          14,547,089         20,362,941
                                                    ------------       ------------
  Total liabilities and stockholders' equity        $ 15,892,873       $ 22,431,872
                                                    ============       ============


SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  ON2.COM INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Three Months Ended                 Nine Months Ended
                                                        September 30,                      September 30,
                                                -----------------------------     -----------------------------
                                                    2000             1999             2000             1999
                                                ------------     ------------     ------------     ------------
                                                         (unaudited)                      (unaudited)
Revenues                                        $    289,750     $      6,911     $    618,724     $     23,543

Operating expenses:
  Research and development                         2,590,394        1,197,578        8,715,055        1,876,900
  Sales and marketing                                995,496          579,756        5,386,091        1,058,521
  General and administrative                       2,785,993        1,093,409        8,054,912        2,139,073
  Non-cash stock based charge                             --               --       11,557,883               --
                                                ------------     ------------     ------------     ------------

Total operating expenses                           6,371,883        2,870,743       33,713,941        5,074,494
                                                ------------     ------------     ------------     ------------

Loss from operations                              (6,082,133)      (2,863,832)     (33,095,217)      (5,050,951)

Interest and other income, net                        69,285          129,452          495,444          164,306
                                                ------------     ------------     ------------     ------------

Loss before provision for income taxes            (6,012,848)      (2,734,380)     (32,599,773)      (4,886,645)

Provision for income taxes                            16,128               --           84,140            2,119
                                                ------------     ------------     ------------     ------------

Net loss                                          (6,028,976)      (2,734,380)     (32,683,913)      (4,888,764)

Convertible preferred stock dividend                 292,624               --        5,700,926               --
                                                ------------     ------------     ------------     ------------

Net loss attributable to common stockholders    $ (6,321,600)    $ (2,734,380)    $(38,384,839)    $ (4,888,764)
                                                ============     ============     ============     ============

Basic and diluted net loss per common share     $      (0.24)    $      (0.12)    $      (1.50)    $      (0.27)
                                                ============     ============     ============     ============

Weighted average basic and diluted
   common shares outstanding                      26,896,160       23,011,518       25,611,297       18,316,628
                                                ============     ============     ============     ============

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  ON2.COM INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 Nine Months Ended September 30,
                                                                                 ------------------------------
                                                                                     2000             1999
                                                                                 ------------     ------------
                                                                                 (unaudited)       (unaudited)
Cash flows from operating activities:

Net loss                                                                         $(32,683,913)    $ (4,888,764)
  Adjustments to reconcile net loss to net cash used in operating activities:
  Non-cash stock based charges                                                     11,557,883               --
  Depreciation and amortization                                                     2,345,164          184,210
  Deferred compensation                                                                37,075               --
Changes in operating assets and liabilities, net of effect of acquisitions:
  Accounts receivable, net                                                            (64,755)           8,900
  Prepaid and other current assets                                                   (283,395)        (244,955)
  Other assets                                                                         26,675           (4,500)
  Accounts payable and accrued expenses                                              (332,577)         372,774
  Deferred revenue                                                                    185,604               --
                                                                                 ------------     ------------
Net cash used in operating activities                                             (19,212,239)      (4,567,835)
                                                                                 ------------     ------------

Cash flows from investing activities:

Purchases of property and equipment                                                (2,187,211)        (806,230)
Purchase of trademarks and patents                                                         --          (25,000)
Advances to affiliate                                                                (952,000)              --
Cash paid for acquisitions, net of cash acquired                                     (241,551)        (390,768)
                                                                                 ------------     ------------

Net cash used in investing activities                                              (3,380,762)      (1,226,498)
                                                                                 ------------     ------------
Cash flows from financing activities:

Principal payments on capital lease obligations                                       (35,232)              --
Principal payments on note to stockholder                                            (355,000)         (25,376)
Loans to stockholders                                                                      --           (2,536)
Proceeds from the issuance of Series C Preferred Stock, net                         9,990,825               --
Proceeds from the issuance of Series C-II Preferred Stock, net                      2,450,000               --
Proceeds from the issuance of Series A Preferred Stock, net                                --       14,614,113
Proceeds from the sale of common stock                                                     --           20,010
Proceeds from exercise of common stock options and warrants                           494,451            1,000
                                                                                 ------------     ------------

Net cash provided by financing activities                                          12,545,044       14,607,211
                                                                                 ------------     ------------
Net change in cash and cash equivalents                                           (10,047,957)       8,812,878

Effect of exchange rate changes on cash and cash equivalents                           (3,599)              --

Cash and cash equivalents, beginning of period                                     15,083,419        1,227,706
                                                                                 ------------     ------------
Cash and cash equivalents, end of period                                         $  5,031,863     $ 10,040,584
                                                                                 ============     ============

                                  ON2.COM INC.
      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES:


                                                Nine Months Ended September 30,
                                                ------------------------------
                                                     2000             1999
                                                ------------      ------------
                                                  (unaudited)       (unaudited)
Cash paid during the period for:
  Interest                                          $27,393          $   754
                                                    =======          =======
  Taxes                                             $72,191          $22,218
                                                    =======          =======
Acquisition of fixed assets under capital leases    $72,750          $    --
                                                    =======          =======

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  ON2.COM INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Description of On2.com Inc.

     On2.com Inc. (the "Company") has developed proprietary video compression and Internet streaming technology that combines the classic elements of television with the interactivity of the Internet for delivery to broadband Internet users. The Company's business model is to provide broadband Internet video encoding, streaming and hosting services, broadband consulting services and to license its proprietary broadband technology solutions to video content owners who want to distribute television quality video images to broadband Internet users.

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

     The interim condensed consolidated financial statements are unaudited. However, in the opinion of management, the interim data include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the consolidated results for the interim periods. The condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures included herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company's Form 10-KSB Report filed with the SEC on March 30, 2000.

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

     Amortization of goodwill and intangible assets was $561,770 and $1,456,448 for the three and nine months ended September 30, 2000, respectively. Amortization of goodwill and intangible assets for the three and nine months ended September 30, 1999 was insignificant. Accumulated amortization was $1,921,776 as of September 30, 2000.

(d) Comprehensive Loss

     The Company's comprehensive loss for the three and nine months ended September 30, 2000 was comprised of net loss and the foreign currency translation adjustment. The foreign currency translation adjustment was not significant for the three and nine months ended September 30, 2000. Comprehensive loss for the three and nine months ended September 30, 1999 was comprised of net loss.

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

     Excluded from the computation of diluted net loss per common share for the three and nine months ended September 30, 2000 and 1999 are options and warrants to purchase 12,702,203 and 8,295,797 shares of Common Stock, respectively, and 3,002,932 and 2,000,000 shares of convertible preferred stock, respectively, that may convert into equivalent shares of Common Stock.

(f) Reclassifications

     Certain reclassifications have been made to the prior year's condensed consolidated financial statements to conform to the current year's presentation.

(2) PROPERTY AND EQUIPMENT

                                                    September 30, 2000   December 31, 1999
                                                    ------------------   -----------------
Furniture and fixtures                                  $  309,342          $   86,102
Computer equipment                                       2,872,013           1,488,344
Leasehold improvements                                     687,051             167,205
Licensed software                                          851,284             418,736
                                                        ----------          ----------
                                                         4,719,690           2,160,387

Less accumulated depreciation and amortization           1,852,826             837,697
                                                        ----------          ----------
Total                                                   $2,866,864          $1,322,690
                                                        ==========          ==========

     As of September 30, 2000, property and equipment included assets under capital leases of $72,750 with related accumulated depreciation of $18,187. There were no assets under capital leases as of December 31, 1999.

(3) ACQUISITIONS

     (a) Assets DVD Mags, Inc.

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

     The Company issued 136,339 shares of Common Stock, valued at $1,872,957, and 34,100 shares of Series B Convertible Preferred Stock (see note 5), valued at $468,449, in connection with the Purchase Agreement. In addition to the issuance of common and convertible preferred stock, the Company incurred $47,993 of acquisitions costs.

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

     (b) Eight Cylinders Studio, Inc.

     On July 13, 2000, the Company executed an Agreement and Plan of Merger by and among the Company, 8C Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of the Company, and Eight Cylinder Studios, Inc. ("8CS"), a California corporation that offers content development solutions and interface technologies for the broadband internet market. As of September 30, 2000, the Company had advanced $952,000 to 8CS. The Company completed its acquisition of 8CS on November 3, 2000. In connection with the 8CS acquisition, the Company will issue 748,638 shares of common stock, valued at $4,605,621, and options to purchase 897,642 shares of Common Stock. In addition, the Company has preliminarily estimated acquisition costs of approximately $630,000. The 8CS acquisition will be accounted for under the purchase method of accounting.

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

(b) Preferred Stock

     The Company has 20,000,000 shares of preferred stock authorized for issuance and, as of September 30, 2000, four series of convertible preferred stock (collectively "Preferred Stock") were issued and outstanding. Pursuant to its Certificate of Incorporation, the Company may serially designate separate classes of preferred stock up to the aggregate of its authorized limit. The holders of the various series of Preferred Stock generally have similar rights and privileges. Each class of the Preferred Stock is convertible into equivalent shares of the Company's Common Stock and has rights and preferences which are generally more senior to the Company's Common Stock and are more fully described in the Company's Certificate of Incorporation. The Company had 2,000,000 shares of Series A Convertible Preferred Stock issued and outstanding as of December 31, 1999.

     In April 2000, the Company designated and issued 34,100 shares of its authorized preferred stock as Series B Preferred Stock, $0.01 par value ("Series B Preferred"), in connection with the Quickband Acquisition. Each share of Series B Preferred converts into one share of the Company's Common Stock. The fair market value of the Series B Preferred on the closing date of the Quickband Acquisition was $468,449, as determined by the fair market value of the Company's Common Stock on such date. In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of the Series B Preferred are entitled to receive an amount equal to $23.46875 per share. The liquidation price per share would be paid out of the assets of the Company available for distribution prior to any payments made on any shares of the Company's Common Stock or any other capital stock other than the Preferred Stock.

     In June 2000, the Company designated 4,285,715 shares of its authorized preferred stock as Series C-I Preferred Stock, $0.01 par value ("Series C-I Preferred"). On June 8, 2000, the Company completed a private placement of 1,644,304 shares of the Series C-I Preferred with detachable warrants, under Rule 506 of the Securities Act of 1933, for an aggregate purchase price of $10,000,000 in connection with an investment by the Travelers Indemnity Company ("Travelers"). The Company incurred transaction costs of $9,175 in connection with the transaction. Each share of Series C-I Preferred converts into one share of the Company's Common Stock. In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of the Series C-I Preferred are entitled to receive an amount equal to $6.0816 per share. The liquidation price per share would be paid out of the assets of the Company available for distribution prior to any payments made on any shares of the Company's Common Stock or any other capital stock other than the Preferred Stock.

     In addition to the Series C-I Preferred, Travelers received detachable warrants which provide them the right to purchase 205,538 shares of the Company's Common Stock at an exercise price of $8.69 and 205,538 shares at of the Company's Common Stock at an exercise price of $10.86.

     The aggregate fair market value of the Series C-I Preferred on the closing date of the Travelers private placement was $14,284,891, based upon the fair market value of the Company's Common Stock on that date. Additionally, the fair market value of the warrants issued, as calculated using the Black Scholes pricing model, was $1,793,113. In accordance with EITF Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" ("EITF 98-5"), the Company allocated the net proceeds between the Series C-I Preferred and the detachable warrants based on the relative fair value method as described in APB Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants" ("APB No. 14"). The Company allocated $8,876,589 to the Series C-I Preferred and recorded $1,114,235 of additional paid-in-capital to account for the issuance of the warrants. The difference between the net proceeds allocated to, and the fair market value of, the Series C-I Preferred on the closing date was recorded as a preferred stock dividend in accordance with EITF 98-5.

     In September 2000, the Company designated 924,527 shares of its authorized preferred stock as Series C-II Preferred Stock, $0.01 par value ("Series C-II Preferred"). On September 29 2000, the Company completed a private placement of the 924,527 shares of the Series C-II Preferred with detachable warrants, under Rule 506 of the Securities Act of 1933, for an aggregate purchase price of $2,450,000 (the "Series C-II Investors"). Each share of Series C-II Preferred converts into one share of the Company's Common Stock. In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of the Series C Preferred are entitled to receive an amount equal to $2.65 per share. The liquidation price per share would be paid out of the assets of the Company available for distribution prior to any payments made on any shares of the Company's Common Stock or any other capital stock other than the Preferred Stock.

     In addition to the Series C-II Preferred, the Series C-II Investors received detachable warrants which provide them the right to purchase an aggregate of 396,037 shares of the Company's Common Stock at an exercise price of $2.65.

     The aggregate fair market value of the Series C-II Preferred on September 29, 2000 was $2,302,072, based upon the fair market value of the Company's Common Stock on that date. Additionally, the fair market value of the warrants issued, as calculated using the Black Scholes pricing model, was $504,706. In accordance with EITF 98-5, the Company allocated the net proceeds between the Series C-II Preferred and the detachable warrants based on the relative fair value method as described in APB No. 14. The Company allocated $2,009,448 to the Series C-II Preferred and recorded $440,552 of additional paid-in-capital to account for the issuance of the warrants. The difference between the net proceeds allocated to, and the fair market value of, the Series C-II Preferred on the closing date was recorded as a preferred stock dividend in accordance with EITF 98-5.

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

     The number of shares, the range of exercise prices and the range of market values for the cashless exercises for January through May 2000 are as follows:

      Number of Shares
(includes shares surrendered)  Range of Exercise Prices   Range of Market Values
-----------------------------  ------------------------   ----------------------

          586,359                   $0.88 - $2.25            $10.75 - $23.375


     The total non-cash compensation charge for these exercises for the three and nine months ended September 30, 2000 was $-0- and $10,257,883, respectively.

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

(7) 2000 NONQUALIFIED STOCK OPTION PLAN

     In September 2000, the Board of Directors adopted the 2000 Nonqualified Stock Option Plan (the "2000 Plan"). The 2000 Plan reserved for issuance 5,000,000 shares of the Company's Common Stock. The 2000 Plan authorizes the Board of Directors to issue nonqualified stock options as provided in section 422 of the Internal Revenue Code. Nonqualified options may be granted only to employees of the Company, including officers of the Company, and its subsidiaries. A committee selected by the Company's Board of Directors has the authority to approve optionees and the terms of the stock options granted, including the stock option's exercise price and the vesting terms. Options granted under the 2000 Plan expire after a ten year period and are subject to the acceleration of vesting upon the occurrence of certain events. There were 1,500,000 stock options outstanding of as September 30, 2000 under the 2000 Plan.

(8) COMMITMENTS AND CONTINGENCIES

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

(9)  SUBSEQUENT EVENTS

     On October 23, 2000, the Company submitted to a vote of shareholders via a proxy solicitation, a proposal to increase the Company's Common Stock authorized for issuance from 50,000,000 shares to 100,000,000 shares. The Company anticipates the results of such matter to be determined at a Special Meeting of Shareholders on November 17, 2000.

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

     In view of the rapidly evolving nature of its business and its limited operating history, the Company has little experience forecasting its revenues. Therefore, the Company believes that period-to-period comparisons of financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. To date, the Company has incurred substantial costs to create technology and services. The Company will continue to incur costs to develop, introduce and enhance services, build brand awareness and grow the business. The Company may also incur significant additional costs and expenses related to technology, marketing or acquisitions of businesses and technologies to respond to changes in this rapidly changing industry. These costs may not correspond with any meaningful increases in revenues in the near term, if at all.

RESULTS OF OPERATIONS

     REVENUES. Revenues for the three and nine months ended September 30, 2000 were $289,750 and $618,724, respectively, as compared to $6,911 and $23,543 for the three and nine months ended September 30, 1999, respectively. Revenues for the three and nine months ended September 30, 2000 were derived primarily from encoding, streaming and hosting services and the licensing of DVD assets acquired in connection with the acquisition of Quickband. Through the first quarter of 2000, the

Company devoted substantially all its efforts to building the On2.com network and developing the technology to operate a broadband content site. Commencing with the second quarter of 2000, the Company made a strategic decision to de-emphasize the development of its content site and re-directed its strategic operating focus toward providing its proprietary broadband technology solutions to customers requiring television quality video signals for distribution to their broadband Internet user base.

     Historically, substantially all of the Company's revenue was derived from a few large technology licensing agreements whereby the Company received non-refundable advances against future royalties based on sales by the licensee, or outright license of certain elements of the Company's technology. The majority of the Company's current and future revenue is and will be derived from broadband Internet video encoding, streaming and hosting services, consulting services and licensing its technology to video content owners who want to use the Company's technology to distribute television quality video images to broadband Internet users.

     OPERATING EXPENSES

     The Company's operating expenses consist of research and development, sales and marketing and general and administrative expenses. Comparability between periods is significantly affected by the rapid growth and development of the Company since becoming publicly traded in June 1999.

     RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and related expenses for personnel and consulting fees associated with the development and enhancement of the Company's proprietary broadband technology and products. Research and development expenses for the three and nine months ended September 30, 2000 were $2,590,394 and $8,715,055, respectively, as compared to $1,197,578 and $1,876,900 for the three and nine months ended September 30, 1999, respectively. The period-to-period increase in absolute dollars for both three and nine months ended is primarily attributable to an increase in internal personnel and consulting fees associated with developing and enhancing the new technology and products. A portion of research and development expenses to date has been focused on the development of technology to deliver television quality video signals to broadband Internet users. Additionally, the Company has incurred expenses developing products that encompass its proprietary technology for sale or license to third parties. Research and development expenses for the nine months ended September 30, 2000 also include costs associated with the development of a broadband content Website and costs associated with producing, acquiring, processing and distributing content for it. As a result of a strategic decision to focus on providing services and products that include its proprietary broadband technology solutions, the Company did not incur content development and distribution costs for the three months ended September 30, 2000 nor does it expect to incur such costs in future periods. Additionally, the Company did not incur content development and distribution costs for the three or nine months ended September 30, 1999. The Company expects research and development costs to increase in absolute dollars as the Company hires additional engineers and outside consultants in order to attain its strategic objectives.

     SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries and related costs of sales, business development and marketing personnel, advertising costs, marketing and promotional costs incurred to create brand awareness and public relations expenses. Sales and marketing expenses for the three and nine months ended September 30, 2000 were $995,496 and $5,386,091, respectively, as compared to $579,756 and $1,058,521 for the three and nine months ended September 30, 1999, respectively. The period-to-period increase for the three and nine months ended is primarily attributable to increased staffing to sell and market the Company's technology products and services and advertising and marketing costs incurred to create brand awareness for the Company's broadband technology solutions. The Company intends to continue to recruit and hire experienced personnel to sell and market its products and services.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and related personnel costs for general corporate functions including finance, human resources, legal and facilities, outside legal and professional fees, amortization of goodwill and other intangible assets and general operating overhead. General and administrative costs for the three and nine months ended September 30, 2000 were $2,785,993 and $8,054,912, respectively, as compared to $1,093,409 and $2,139,073 for the three and nine months ended September 30, 1999, respectively. The period-to-period increase for the three and nine months ended is attributable to increased salaries and related costs to build our basic infrastructure, increased legal and accounting fees, increased amortization of goodwill and other intangibles related to acquisitions, and increased costs associated with operating a public company, such as investor relations costs and directors and officers insurance. The Company anticipates that general and administrative costs will increase as the Company continues to build its infrastructure, including additional personnel, office space and internal information systems.

     NON-CASH STOCK BASED CHARGE. The non-cash stock based charge is the result of cashless exercises of stock options granted to employees under the 1999 Plan. As the 1999 Plan was self-administered between January 2000 and May 2000, generally accepted accounting principles required the Company to recognize the full fair market value of all shares exercised under the cashless provision during that period. The Company has now contracted a third party to administer all stock option exercises. Thus, the Company does not anticipate non-cash charges from cashless exercises in future periods (see note 6 to the interim consolidated financial statements). The non-cash stock based charge related to these cashless exercises for the three and nine months ended September 30, 2000 was $-0- and $10,257,883, respectively. Additionally, for the nine months ended September 30, 2000, the Company recorded a non-cash stock based charge of $1,300,000 in connection with the issuance of a warrant to a business partner who agreed to sponsor the Company's site.

     INTEREST AND OTHER INCOME, NET. Interest and other income, net primarily consists of interest income earned on the Company's cash and cash equivalents and interest expense incurred from the Company's capital lease obligations and a note payable to a stockholder. Interest and other income, net for the three and nine months ended September 30, 2000 was $69,285 and $495,444, respectively, as compared to $129,452 and $164,306 for the three and nine months ended September 30, 1999, respectively. The period-to-period decrease for the three months ended is a result of a decrease in the average balance of our cash and cash equivalents for the three months ended September 30, 2000 as compared to same period in 1999. The period-to-period increase for the nine months ended is primarily attributable to an increase in the average balance of our cash and cash equivalents for the first nine months of 2000 as compared to the same period in 1999.

     INCOME TAXES. Income taxes are based solely on state and local taxes on business and investment capital. Income taxes for the three and nine months ended September 30, 2000 were $16,128 and $84,140, respectively, as compared to $-0- and $2,119 for the three and nine months ended September 30, 1999, respectively. The period-to-period increase is attributable to an increase in the Company's investment capital.

     At September 30, 2000, the Company had approximately 110 full-time employees. The Company expects the number of employees to continue to increase in future periods.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2000, the Company had cash and cash equivalents of $5,031,863 as compared to $15,083,419 at December 31, 1999.

     Net cash used in operating activities was $19,212,239 and $4,567,835 for the nine months ended September 30, 2000 and 1999, respectively. The increase in net cash used in operating activities is primarily attributable to an increase in the Company's net operating losses, excluding depreciation and amortization and non-cash stock based charges and a decrease in accounts payable and accrued expenses.

     Net cash used in investing activities was $3,380,762 and $1,226,498 for the nine months ended September 30, 2000 and 1999, respectively. The period-to-period increase is primarily attributable to an increase in the purchases of property and equipment, advances made to affiliates and net cash paid for acquisitions.

     Net cash provided by financing activities was $12,545,044 and $14,607,211 for the nine months ended September 30, 2000 and 1999, respectively. The period-to-period difference is primarily attributable to amounts received from private issuances of convertible preferred stock and an increase in the principal payments of notes to stockholders offset by proceeds received from the exercise of options and warrants to purchase shares of Common Stock.

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

      The Company will require additional funding during the next 12 months to adequately finance the growth of its current operations and fulfillment of its strategic objectives. Additionally, the Company may require more financing to fund acquisitions, develop new technologies or acquire strategic assets. The Company has a commitment from a group of investors lead by Verus International to purchase an additional $2.55 million in convertible preferred stock and detachable warrants in a private placement by the end of fiscal year 2000. In addition, the Company has signed a nonbinding letter of intent under which we may have the right to sell, subject to certain price and volume limitations, up to $40.0 million of Common Stock over three years. However, there is no offer to sell any securities thereunder and there can be no assurance that we will be able to procure additional funding on terms acceptable to us, or at all. In such event, the Company could reduce the development of its products and services, scale back current operations until such funds become available on terms acceptable to the Company and could potentially result in a modification to the auditor's report on the Company's December 31, 2000 financial statements. See "Risk Factors That May Affect Future Operating Results."

EFFECTS OF INFLATION

     Due to the relatively low levels of inflation in 1999, 1998, 1997 and 1996, inflation has not had a significant effect on the Company's results of operations.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. The Company does not expect the adoption of SAB 101 to have a material effect on its consolidated financial statements.

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

     In March 2000, the Emerging Issues Task Force of the FASB reached a consensus on Issue No. 00-2, "Accounting for Web Site Development Costs" ("Issue No. 00-2") which provides guidance on when to capitalize versus expense costs incurred to develop a web site. The consensus is effective for web site development costs in quarters beginning after June 30, 2000. Issue No.00-2 has not had a material impact on the Company's consolidated financial statements.


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

WE HAVE A HISTORY OF LOSSES AND NEGATIVE CASH FLOW AND ANTICIPATE CONTINUED LOSSES.

     Since our inception, we have incurred significant losses and negative cash flow from operations, and as of September 30, 2000, we had an accumulated deficit of approximately $53.7 million. We have not achieved profitability and we expect to continue to incur operating losses for the foreseeable future as we fund operating and capital expenditures in attaining our strategic objectives. Our business model assumes that consumers will be attracted to and use broadband-specific video compression technology to access content available on customer Web sites that will, in turn, allow us to provide our technology solutions to customers. Our business model is not yet proven, and we cannot assure you that we will ever achieve or sustain profitability or that our operating losses will not increase in the future. Our business strategy may be unsuccessful and we may not be able to adequately address all or any of these risks. Even if we are able to achieve profitability, we may be unable to sustain or increase our profitability. In either case, our business, financial conditions and results of operations will be materially and adversely affected.

WE MAY NEED ADDITIONAL CASH TO OPERATE OUR BUSINESS.

     We anticipate that we will require additional funding within the next 12 months to adequately finance the growth of our current operations and the fulfillment of our strategic objectives. Additionally, we may require additional financing within this time frame to fund acquisitions, develop new technologies or acquire strategic assets. The Company has a commitment from a group of investors lead by Verus International to purchase an additional $2.55 million in convertible preferred stock and detachable warrants in a private placement by the end of fiscal year 2000. In addition, the Company has signed a nonbinding letter of intent under which we may have the right to sell, subject to certain price and volume limitations, up to $40.0 million of Common Stock over three years. However, there is no offer to sell any securities thereunder and there can be no assurance that we will be able to procure additional funding on terms acceptable to us, or at all. In that event, we could reduce the development of our products and services, scale back current operations until funds become available to us on favorable terms and could potentially result in a modification to the auditor's report on the Company's December 31, 2000 financial statements. We cannot assure you that we will be able to generate sufficient cash flow from our operations or be able to raise sufficient capital, or at all, to enable us to operate our business.

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

     o to generate revenues from software licensing and product sales, broadband encoding and streaming services and consulting to developers of broadband content; and

     o    to control costs.

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

OUR STOCK PRICE IS VOLATILE.

     The market for our common stock has experienced extreme price and volume fluctuations and may continue to be volatile in response to various factors, including:

     o    quarterly variations in our operating results;

     o    competitive announcements;

     o the operating and stock price performance of other companies that investors may deem comparable to us;

     o    news relating to trends in our markets and

     o changes in financial estimates by securities analysts or failure to meet analyst estimates.

     In addition, the stock market generally has experienced significant price and volume fluctuations, and the market prices of companies in our industry have been highly volatile. Due to the volatility of the stock market generally, the price of our common stock could fluctuate for reasons beyond our control.

THE SALE OF SHARES ELIGIBLE FOR FUTURE SALE IN THE OPEN MARKET COULD DEPRESS OUR STOCK PRICE.

     Sales of significant amounts of common stock in the public market in the future, the perception that sales will occur or the registration of such shares could materially and adversely affect the market price of the common stock or our future ability to raise capital through an offering of our equity securities. We currently have approximately 11,206,000 shares of common stock that are freely tradable. We have issued approximately 17,094,096 shares of common stock, warrants to purchase up to 6,950,635 shares of our common stock upon exercise and 3,002,931 shares of preferred stock that are convertible under certain circumstances into our common stock, in private transactions since June of 1999 and we have granted the holders of such securities certain registration rights. Therefore, these shares of common stock, warrants and preferred stock can be sold in accordance with Rule 144 of the Securities Act or the holders thereof can exercise their registration rights related thereto. In addition, there are outstanding options to purchase approximately 5,863,000 shares of common stock that become eligible for sale in the public market from time to time depending on vesting.

WE DEPEND ON THE GROWTH OF BROADBAND INTERNET USAGE.

     Our technology works primarily over "broadband" Internet connections. The main services we are building require high-bandwidth access to the Internet and delivery of data volumes that are higher than most service providers are presently delivering. While we are striving to overcome the technical and business hurdles inherent in establishing a network of this nature, there can be no assurance we will be successful in obtaining the bandwidth required to provide our services, or obtain it at economical cost.

     Broadband web usage may be inhibited for a number of reasons, such as:

     o    inadequate network infrastructure;

     o    security concerns;

     o    inconsistent quality of service; and

     o    availability of cost-effective, high-speed service.

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

OUR INDUSTRY IS HIGHLY COMPETITIVE.

     The Internet industry is highly competitive and affected by rapid change. We believe that the principal competitive factors in our business include technological innovation, pricing, customer service, network quality, service offerings and the flexibility to adapt to changing market conditions. In establishing our broadband strategy, we face a number of strong, firmly entrenched competitors who are currently providing similar services to low-bandwidth and high-bandwidth users. These and other companies have announced plans to provide broadband video-based services and technology. In addition to competition from other Internet content and technology companies, well-established media distribution companies, particularly in the cable television and satellite markets, have established, and continue to seek to establish, interactive, on-demand digital services through the development of sophisticated digital set-top technology and related back-end server systems. Many of our existing competitors have, and some future competitors may have, significantly greater financial and technical resources than we have.

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

INTERNET CAPACITY CONSTRAINTS MAY IMPAIR THE ABILITY OF CONSUMERS TO ACCESS OUR CUSTOMER'S WEB SITES, WHICH COULD HINDER OUR ABILITY TO GENERATE REVENUE.

     Our success will depend, in large part, upon a robust communications industry and infrastructure for providing Internet access and carrying Internet traffic. The Internet may ultimately not prove to be a viable commercial medium because of:

     o inadequate development of the necessary infrastructure such as a reliable network backbone;

     o failure to timely develop complementary products such as high speed modems that will enable broadband access for individuals;

     o delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity; or

     o    increased government regulation.

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

EFFECTS OF ANTI-TAKEOVER PROVISIONS COULD INHIBIT POTENTIAL INVESTORS.

     Some of the provisions of our certificate of incorporation, our bylaws and Delaware law could, together or separately:

     o    discourage potential acquisition proposals;

     o    delay or prevent a change in control; and

     o limit the price that investors might be willing to pay in the future for shares of our common stock.

     In particular, our Board of Directors are authorized to issue up to 20,000,000 shares of preferred stock (less any outstanding shares of preferred stock) with rights and privileges that might be senior to our common stock, without the consent of the holders of the common stock.

WE HAVE NEVER PAID DIVIDENDS.

     We currently intend to retain earnings, if any, to support our growth strategy. We do not anticipate paying dividends on our stock in the foreseeable future.


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

     FOREIGN CURRENCY RISK. The Company transacts business in the United Kingdom. Accordingly, the Company may be subject to exposure from the adverse movements in foreign currency exchange rates. The effect of foreign currency exchange rate fluctuations has not been material to date. The Company does not use derivative financial instruments to limit its foreign currency risk exposure.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Note 8 to the interim consolidated financial statements in Part I of this Form are hereby incorporated by reference.

ITEM 2. CHANGES IN SECURITIES

     Note 5(b) to the interim consolidated financial statements in Part I of this Form are hereby incorporated by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         Exhibit Number             Description
         --------------             -----------
         27.1                       Financial Data Schedule


(b)      Reports on Form 8-K

         None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          On2.com Inc.
                            ----------------------------------------
                                          (Registrant)



November 14, 2000           /s/ Mark J. Meagher
-------------------------   ----------------------------------------
(Date)                      (Signature)
                            Mark J. Meagher
                            Executive Vice President and Chief Financial Officer