Form 10KSB
period 2000-12-31
ON2COM INC
filed 2001-04-02
CIK 1045280

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-KSB

(Mark One)

/X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
   THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
   THE SECURITIES EXCHANGE ACT OF 1934.

                        COMMISSION FILE NUMBER 1-15117.
                            ------------------------

                                  ON2.COM INC.

             (Exact name of registrant as specified in its charter)

                     DELAWARE                                           84-1280679
         (State or other jurisdiction of                   (I.R.S. Employer Identification No.)
          incorporation or organization)

         145 HUDSON STREET, NEW YORK, NY                                  10013
     (Address of principal executive offices)                           (Zip Code)

                                 (917) 237-0500

              (Registrant's telephone number, including area code)
                            ------------------------

                    375 GREENWICH STREET, NEW YORK, NY 10013

   (Former name, former address and former fiscal year, if changed since last report)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

               TITLE OF EACH CLASS:                     NAME(S) OF EACH EXCHANGE ON WHICH LISTED:
               --------------------                     -----------------------------------------
                   Common Stock                                  American Stock Exchange

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

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

    Issuer's revenues for the year ended December 31, 2000 were approximately $1,003,566.

    The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on the American Stock Exchange on March 23, 2001 was approximately $17,272,000.

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

    State the number of shares outstanding of each of the issuer's classes of common stock, $0.01 par value ("Common Stock"), as of the latest practicable date:

                    29,668,309 shares as of March 23, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Items 9, 10, 11, and 12 of Part III are incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders, to be held on May 22, 2001. Registrant's definitive Proxy Statement will be filed with the Securities and Exchange Commission on or before 120 days after December 31, 2000.

Transitional Small Business Disclosure Format (Check one):    / / Yes    /X/ No

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                PART I

ITEM 1.    DESCRIPTION OF BUSINESS.....................................       1

ITEM 2.    DESCRIPTION OF PROPERTY.....................................       7

ITEM 3.    LEGAL PROCEEDINGS...........................................       7

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........       7

                                PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS....       8

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS........................       9

ITEM 6A.   QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET
             RISK......................................................      19

ITEM 7.    FINANCIAL STATEMENTS........................................      19

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE..................................      19

                               PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
             PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
             ACT.......................................................      20

ITEM 10.   EXECUTIVE COMPENSATION......................................      20

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT................................................      20

ITEM 12    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............      20

ITEM 13    EXHIBITS AND REPORTS ON FORM 8-K............................      20

SIGNATURES.............................................................      22

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

    This document contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance and are not statements of historical fact. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," "objective," "forecast," "goal" or "continue," the negative of such terms, or other comparable terminology. These statements are only predictions, and actual events or results may differ materially. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements, and in all cases, such statements are subject to the Company's ability to secure additional financing or to increase revenues to support its operations. If the Company cannot secure additional financing or increase its revenues to support its operations, the Company's status as a going concern will remain in doubt. In this regard, the business and operations of the Company are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements contained in this Form 10-KSB. In evaluating the Company's business, you should give careful consideration to the information set forth below under the caption "Management's Discussion and Analysis--Risk Factors That May Affect Future Operating Results," in addition to the other information set forth herein.

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

OVERVIEW

    On2.com Inc. ("On2" or the "Company") is a leading technology firm for video compression. We have developed a proprietary technology platform and video compression/decompression software technology ("codecs") to deliver high quality video at the lowest possible data rates via the Internet and over closed area networks. We offer a suite of products and services, including high-level video encoding, encoding workstations, hosting, streaming, interface design, customized technical support, and consulting services. In addition, we license our high quality video codecs for use in closed area networks such as set-top boxes, electronic gaming devices and wireless applications.

    Founded in 1992 as The Duck Corporation, the Company originally developed and marketed codecs that enabled developers of computer video games, video games for dedicated video game consoles and multi-media presentations on computers to convert an analog video signal to a digital video signal, and to compress the signal for storage and playback on the required device. The Company also developed its own video streaming technology, enabling delivery of high quality video signals over high bandwidth networks, and technology allowing for real-time captures, compression and storage of digital video signals.

    In June of 1999, The Duck Corporation was merged with and into a wholly owned subsidiary of Applied Capital Funding, Inc., a public company whose name was later changed to On2.com Inc. Through the first quarter of 2000, the Company devoted substantially all of its efforts to building a proprietary content network and developing the technology to operate a broadband content site. In June of 2000, the Company made a strategic decision to de-emphasize the development of its content site and redirected its strategic operating focus toward providing its proprietary broadband technology solutions to customers requiring television quality video signals for distribution over the broadband Internet or to consumer electronic devices.

BUSINESS STRATEGY

    Our strategy is to be the premiere provider of video compression/decompression software technology and compression tools. We are striving to achieve our goals by implementing the following key strategies:

    - developing and expanding our expertise in video compression and streaming software;

    - continuing our research and development efforts to increase the quality of video technology in order to improve the experience for end users;

    - leveraging our existing products and services to support new products and services and to expand into multiple industries including the Internet, wireless applications and consumer electronics; and

    - expanding into selective international markets.

OUR TECHNOLOGY

    Our technology is designed to deliver the highest quality video at the lowest possible data rates. We currently license and develop a number of products for the Internet and consumer electronic industries related to our TrueMotion line of codecs and TrueCast line of server products.

    TRUEMOTION VP3 SERIES

    Our TrueMotion VP3 series of codecs includes VP3, VP3.1 and VP3.2. VP3 was introduced in January of 2000 and was the original codec used on our website at data rates between 300 and 400 kbps. VP3.1 was launched in June of 2000 and provided for full-motion, full-screen television quality video over the Internet at data rates as low as 250 kbps, scaling dynamically to 500 kbps and more. Introduced in August of 2000, VP3.2 is designed to offer the highest quality video transmission over broadband Internet connections and supply television quality at data rates as low as 200 kbps. VP3 files are encoded in multiple bit rates and at optimum frame rates (usually 29.97 fps) within a single file. This multiple bit rate file is designed to work optimally with both On2's TrueCast server and Real servers running the VP3 plug-in for Real.

    TRUEMOTION VP4

    We anticipate the release of our next generation video compression technology, VP4, in the second quarter of 2001. Initially optimized for set-top boxes and closed environments, VP4 is expected to achieve near-DVD quality at 450 kbps and near-VHS quality at 150 kbps at full-screen and full-motion. VP4 will offer a 60-70% bandwidth reduction over some of our competitor's technologies allowing for greatly reduced costs for comparable quality video. VP4 will also offer video streamed at 56 kbps (narrowband) at 192x144 and 15-20 fps, to be one of the best possible streaming video products on the market for narrowband users.

    Additional VP4 features will include an improved quantization strategy that serves to improve overall sharpness and detail and improved frame reconstruction and prediction to maintain video integrity at the lowest possible data rates. VP4 will also introduce dynamic resolution adjustments as well as further improvements to post processing techniques. VP4 is expected to be fully backwards compatible so that all content encoded in previous versions of On2's technology, including VP3.2, will be dramatically enhanced.

    TRUEMOTION 2X (TM2X)

    Originally developed as our state of the art video compression codec in 1998, the TM2X codec is optimized for hard-drive, Kiosk, or CD-ROM based video playback. The TM2X video delivery algorithm was licensed for use in Sega's Dreamcast and Saturn and is also licensed to gaming developers and manufacturers interested in high quality video on machines with limited processing capabilities.

    TM2X offers high resolutions (320x240, 640x480) and high bit-rates, that can play back smoothly on a wide range of CPUs. The product was part of QuickTime and Video for Windows, and can be used in programs such as Adobe Premiere and Terran's Media Cleaner Pro. It is also a cross platform codec, with QuickTime working on both MacIntosh computers and personal computers.

    ON2'S VP3 PLUG-INS FOR REAL AND QUICKTIME

    In order to allow our quality encoding to be viewed on non-VP3 players, we developed VP3-based plug-ins for other media formats, like Apple's QuickTime and RealNetworks' RealPlayer. Content providers gain access to our high quality encoding algorithms and processes with an expanded choice of playback mechanisms. These codecs enable us to encode content using state-of-the-art VP3 plug-in technology engineered to play back through these other popular player-formats.

    The TrueMotion VP3.2 video format plug-in for RealNetworks' RealSystem allows TrueMotion video to be streamed from a RealServer. The TrueMotion plug-in to the RealPlayer became available for distribution via RealNetworks' AutoUpdate Service in March of 2001. VP3.2 through the RealPlayer allows users looking for broadcast-quality Internet video solutions to take advantage of our compression technology to deliver full-screen, full-motion, TV quality video over traditional IP networks.

    We have also developed a plug-in for Apple's QuickTime 5 that enables Internet users to view full-screen, full-motion, television quality VP3 encoded video through the QuickTime player. The On2 VP3 for QuickTime plug-in is available on the On2 website, located at www.on2.com, and as part of QuickTime 5's component download feature. After installing the VP3 for QuickTime codec, it becomes available with all QuickTime compatible applications. VP3 for QuickTime encoded video files may be streamed from the QuickTime StreamServer or may be served off a web server for progressive download.

OUR SERVICES AND PRODUCTS

    In addition to licensing our technology, we offer the following broadband technology services to our customers:

    ENCODING SERVICES

    Our core competence is in the development and implementation of high-quality video compression technology. We encode video assets into our proprietary VP3 format, or into a variety of other formats including RealNetworks' Real, Apple's QuickTime, and Microsoft's Windows Media, in a range of data rates, from narrowband to broadband. On2's quality video encoding service includes remastering our clients' video files before they are compressed for frame rate optimization, color correction and balancing, audio optimization and scene-by-scene preprocessing.

    HOSTING AND STREAMING SERVICES

    On2 offers various hosting and streaming services to our clients for both VP3 encoded assets and non-VP3 encoded assets. For VP3 encoded video assets, On2 offers installed multiple POP's (Points Of Presence) provisioned with its TrueCast video server "farms" (numerous units in a single physical location, remotely maintainable) across the United States. These "farms" can collectively support many thousands of simultaneous users, and can be scaled up quickly. The TrueCast Server system contains the following features:

    - CONTENT REPLICATION: To optimize the time it takes video files to reach all the appropriate servers, each video server replicates content to other servers, pushing out a single master copy, which is then replicated over the network.

    - SERVER STABILITY: To enable files to be available to end users, once a file is published, the On2 content management system distributes the file completely across the network so that even if a particular server or server farm is down at the time, that file will be available as soon as it comes back online.

    - MEDIA TRACKING: On2 has established a proprietary tracking system that keeps track of the publishing process.

    - SITE REPORTS: On2 provides custom reports on video usage, encoding, storage, and streaming.

    To support the needs of clients who have chosen to encode in non-VP3 formats, On2 has entered into arrangements with Akamai Technologies, Inc. and Globix Corporation, two of the largest hosting and streaming companies.

    CUSTOM ENGINEERING

    We provide custom engineering services designed to support customers that are interested in licensing and porting On2's technologies and algorithm libraries into set top boxes, gaming devices and other closed network applications.

    CREATIVE SERVICES

    Our creative services team functions as our in-house creative, consulting, strategy and production agency, providing customers with custom end-to-end broadband solutions. Creative Services utilizes On2's suite of TrueMotion products to produce a complete broadband experience, from concept to implementation, utilizing the full range of Web, multimedia, video and design technologies. Our creative services group has created branded, targeted and fully integrated Web experiences for such clients as Showtime.

    THE ON2 ENCODING WORKSTATION

    We sell an encoding workstation that allows for the digital re-mastering and compression of video files in On2's VP3.2 format. The encoding workstation features On2 video capture and storage hardware, as well as On2's proprietary encoding software for licensing. Beginning with capturing uncompressed video through high quality SDI inputs, users can create an optimized digital file using On2's proprietary re-mastering tools. These tools are geared toward the video professional that wants exact control over the optimization process. Once the raw file has been optimized, On2's compression software has the capability of creating multiple data rate compressed files. Optional features of the encoding workstation include frame rate control, video level adjustment and cropping and scaling.

    Our encoding workstation features tools for the precise optimization of digitized video. A combination of manual and automatic processes gives the user exact control of the final pre-compressed file. The workstation comes with a professional quality SDI (Serial Digital Interface) capture card for pristine uncompressed raw video. Other input formats are available with the purchase of an optional SDI converter.

    VIDEO-MAIL

    On2's V-Mail software is a program that enables non-technical users to import video from a webcam. Once the video is captured, a user need only click the mouse to compress the video into On2's VP3 format and upload the video onto servers where the video is stored. From this central repository, the user can send an email containing the link to the video to others over the Web, or post the video to other sites on the Internet.

RESEARCH AND DEVELOPMENT

    The focus of our research and development activities is to improve and expand upon our core codec technology to improve the video experience for end users. Our research and development efforts have enabled us to provide quality video compression and decompression at lower broadband data rates and certain narrowband data rates. We believe that continuing to make advances in technology is key to the success of our business. Consequently, we devote a substantial portion of our resources to our research and development efforts. During the fiscal years ended December 31, 2000 and December 31, 1999, we spent $11,758,024 and $4,713,209, respectively, on research and development activities. Most of our technology is developed internally, but we also purchase and license technologies from third parties.

SALES AND BUSINESS DEVELOPMENT

    The goal of our sales and business development departments is to build relationships that fall into two basic categories: in-house encoding and product licensing. In-house encoding focuses on large jobs for major clients where quality is the customer's primary concern. Our sales team targets large studios and television networks, sports leagues and large sports sites, and news sites as potential customers for our in-house encoding. Product licensing focuses on including our codec on chips that will be used in set top devices, wireless devices and game devices. These arrangements typically require engineering services and involve licensing of our codecs.

INTERNATIONAL

    We believe that we are well positioned to expand our business internationally on a selective basis. We maintain operations in London, UK and Seoul, Korea that focus on expanding our international business. One method of expanding internationally that we are pursuing is to appoint resellers of our technology, especially encoding, throughout Europe and Asia where such resellers would pay us an annual license fee for some portion of a particular market, geographic or otherwise, in exchange for access to our encoding workstations and server software. In February of 2001, On2 appointed Ecoin as the exclusive licensor of certain of our technology over the Internet in South Korea.

COMPETITION

    The Internet industry is highly competitive and affected by rapid change. We believe that the principal competitive factors in our business include technological innovation, versatility of products, pricing, customer service, network quality, service offerings and the flexibility to adapt to changing market conditions. In the broadband codec market, we compete with companies such as Microsoft, Intel, RealNetworks, Apple and Sorenson and in the closed-area networks market, we compete with MPEG2 and MPEG4 and several codecs that position themselves as "MPEG4-based". We also compete with companies that provide encoding services and companies that encode their content in-house. In establishing our broadband strategy, we face a number of strong, firmly entrenched competitors who are currently providing similar services to low-bandwidth users and high-bandwidth users. These and other companies have announced plans to provide broadband video-based services and technology. In addition to competition from other Internet content and technology companies, well-established media distribution companies, particularly in the cable television and satellite markets, have established, and continue to seek to establish, interactive, on-demand digital services through the development of sophisticated digital set-top technology and related back-end server systems. Many of our existing competitors have, and some future competitors may have, significantly greater financial and technical resources than we have.

INTELLECTUAL PROPERTY

    We regard our copyrights, service marks, trademarks, trade secrets, proprietary technology and similar intellectual property as critical to our success, and we rely on trademark, copyright, trade secret and patent protection to protect our proprietary rights. We currently hold several U.S. patents and have some U.S. patent applications pending. While we try to assure that the quality of the On2.com brand is maintained through such measures, there can be no assurance that steps we have taken and continue to take to protect our proprietary rights will be adequate or that third parties will not infringe on our intellectual property. In addition, there can be no assurance that third parties will not assert infringement claims against us which, even if not meritorious, could result in the expenditure of substantial resources and management effort.

    We regard much of our technology as proprietary and try to protect it by relying on trademarks, copyrights, patents, trade secret laws and confidentiality agreements. In connection with our license agreements with third parties, we seek to control access to and distribution of our technology, documentation and other proprietary information. Even with all of these precautions, it could be possible for someone else to either copy or otherwise obtain and use our proprietary information without our authorization or to develop similar technology independently. Effective trademark, copyright and trade secret protection may not be available in every country in which our services are made available through the Internet, and policing unauthorized use of our proprietary information is difficult and expensive. We cannot be sure that the steps we have taken will prevent misappropriation of our proprietary information. Any misappropriation could have a material adverse effect on our business. In the future, we may need to go to court to either enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. That litigation might result in substantial costs and diversion of resources and management attention.

    We currently license from third parties technologies incorporated into some of our products and services. As we continue to introduce new services that incorporate new technologies, we may be required to license additional technology from others. We cannot be sure that these third-party technology licenses will continue to be available on commercially reasonable terms, if at all.

GOVERNMENT REGULATION

    We are not currently subject to direct regulation by any governmental agency other than rules and regulations that apply to businesses generally, except that certain U.S. export controls and import controls of other countries, including controls on the use of encryption technologies, which may apply to our products. Laws and regulations specifically pertaining to the Internet are new and developing. These laws or regulations govern matters such as online content, intellectual property, user privacy, e-commerce, information security and taxation. In addition, the applicability of existing laws to the Internet is uncertain and evolving. As a result of this uncertainty, it is difficult to predict the impact, if any, that future regulation or changes in regulation may have on our operations.

    Moreover, we may be liable to third parties for any content that we encode, distribute or make available on our website if that content violates a third party's intellectual property rights or violates any applicable laws, such as obscenity laws or defamation laws. Although we try to mitigate this risk by seeking indemnification from our customers and suppliers, we may still be subject to liability if indemnification is not obtained, is contested or does not provide us with enough resources to cover any potential liability.

EMPLOYEES

    As of December 31, 2000, we had approximately 80 full-time employees. None of our employees are represented by a labor union, and we consider our relationship with our employees to be good. We supplement our work force from time to time with contractors, administrative personnel through employment agencies, and part time employees.

ITEM 2. DESCRIPTION OF PROPERTY.

    We do not own any real property. We lease approximately 12,200 square feet of space where our principal executive and administrative offices are located at 145 Hudson Street, New York, NY 10013 at an annual rental of approximately $480,000. This lease expires on March 31, 2002. We maintain an engineering office in the Albany, New York area of 4,680 square feet at an annual rental of approximately $62,000. This lease expires on November 30, 2002. In addition, we leased approximately 6,300 square feet of office space at 375 Greenwich Street, New York, NY at an annual rental of approximately $186,000. However, since we have consolidated our New York City office spaces into one location at 145 Hudson Street, we are in the process of terminating the lease at 375 Greenwich Street. Management believes these facilities are all in usable condition and that these facilities are sufficient to meet our needs for the immediate future.

ITEM 3. LEGAL PROCEEDINGS.

    We were a defendant in a lawsuit regarding an alleged breach of contract that sought damages in the millions of dollars. We denied the substantive allegations and contested the case vigorously. During fiscal year 1998, the court ruled that the plaintiff was entitled to $60,000 based on the contract, plus interest. Accordingly, we accrued and paid $89,000 relating to this matter. The plaintiff filed a notice of appeal with respect to the summary judgment and trial decision. We opposed the appeal and cross-appealed with respect to denomination of prevailing party. On appeal, the court held that we were the prevailing party and we were thus entitled to recover reasonable counsel fees. In April 2000, we were granted a judgment for $215,000 in legal fees, which payment was received in May 2000.

    From time to time we have been named in other claims arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    The Company held a special meeting of stockholders on November 17, 2000 to seek the approval of the stockholders to amend the Company's certificate of incorporation to increase the number of authorized shares of Common Stock from 50,000,000 to 100,000,000. This increase in authorized shares was approved by the vote indicated:

For:                    22,407,956
Against:                   485,574
Abstain:..                  40,244

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    Our Common Stock has been listed on the American Stock Exchange (the "Amex") under the symbol "ONT" since June 30, 1999. From June 15, 1999 to June 30, 1999, our Common Stock was quoted on the Over the Counter Bulletin Board ("OTCBB"), operated by the National Association of Securities Dealers, but no material trading occurred on that system. Prior to the merger on June 15, 1999 of The Duck Corporation with and into a wholly owned subsidiary of Applied Capital Funding, Inc. ("Applied Capital"), our predecessor, the common stock of Applied Capital was quoted on the OTCBB, but only nominal trading occurred. During this period, the common stock of The Duck Corporation was not traded on a public exchange. The following table sets forth the high and low sales prices per share for the Common Stock as reported to the Company by the Amex for the periods indicated:

                                                                HIGH       LOW
                                                              --------   --------
FISCAL YEAR 2000
  First Quarter.............................................   $31.87     $13.00
  Second Quarter............................................   $14.88     $ 5.25
  Third Quarter.............................................   $ 6.75     $ 2.40
  Fourth Quarter............................................   $ 4.30     $ 0.33

FISCAL YEAR 1999
  June 15, 1999 to June 30, 1999............................   $ 6.38     $ 5.56
  Third Quarter.............................................   $15.00     $ 5.00
  Fourth Quarter............................................   $36.25     $10.63

    There were approximately 235 stockholders of record of our common stock on March 23, 2001. On March 23, 2001, the last reported closing price of our Common Stock as reported by AMEX was $0.75.

    It is our present policy not to pay cash dividends and to retain future earnings to support our growth. We do not anticipate paying any cash dividends in the foreseeable future.

RECENT ISSUANCES OF UNREGISTERED SECURITIES

    On April 4, 2000, we issued 136,339 shares of our Common Stock and 34,100 shares of Series B Preferred Stock in a private placement in exchange for substantially all of the assets of DVD Mags, Inc. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

    On June 8, 2000, we issued 1,644,304 shares of Series C Preferred Stock and warrants to purchase 411,076 shares of our Common Stock in a private placement of securities with The Travelers Indemnity Company in exchange for $10.0 million. The issuance was exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933. The Series C Preferred Stock is convertible into shares of our Common Stock on a one-for-one basis, subject to certain anti-dilution adjustments. Half of the warrants have an exercise price of $8.69 per share and the other half have an exercise price of $10.86 per share, subject to certain anti-dilution adjustments. However, under the Deferred Pricing Agreement, dated as of January 19, 2001, the Company shall, upon the earlier of a change of control or December 31, 2001, (a) cancel the Series C Preferred Stock and in its place issue 1,849,057 shares of Series C-IV Preferred Stock (with terms substantially similar to the terms of the Series C-II Preferred Stock), subject to anti-dilution provisions, and 4,099,678 shares of Series C-V Preferred Stock (with terms substantially similar to the terms of the Series C-III Preferred Stock), subject to anti-dilution provisions, and
(b) cancel the 411,076 warrants and in their place issue 462,264 warrants with an exercise price of $2.65, subject to certain anti-dilution adjustments, and 1,024,920 warrants with an exercise price of $1.14, subject to certain anti-dilution adjustments.

    On September 29, 2000, we issued 924,527 shares of our Series C-II Preferred Stock and warrants to purchase 396,037 shares of our Common Stock in a private placement of securities to three purchasers in exchange for $2.45 million. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The Series C-II Preferred Stock is convertible into shares of our Common Stock on a one-for-one basis, subject to certain anti-dilution adjustments. The warrants have an exercise price of $2.65, subject to certain anti-dilution adjustments.

    On November 3, 2000, we issued 748,638 shares of our Common Stock and stock options to acquire 897,642 shares of Common Stock in a private placement in exchange for all of the outstanding common stock of Eight Cylinder
Studios, Inc. The issuance was exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933.

    On December 8, we issued 2,049,839 shares of our Series C-III Preferred Stock and warrants to purchase 635,450 shares of Common Stock in a private placement of securities to two purchasers in exchange for $2.55 million. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The Series C-III Preferred Stock is convertible into shares of our Common Stock on a one-for-one basis, subject to certain anti-dilution adjustments. The warrants have an exercise price of $1.14, subject to certain anti-dilution adjustments.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS.

    The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the consolidated financial statements, including the notes thereto, appearing elsewhere in this report.

OVERVIEW

    The Company is a leading technology firm for video compression. We have developed a proprietary technology platform and video compression/decompression software technology ("codecs") to deliver high quality video at the lowest possible data rates via the Internet and over closed area networks. We offer a suite of products and services, including high-level video encoding, encoding workstations, hosting, streaming, interface design, customized technical support, and consulting services. In addition, we license our high quality video codecs for use in closed area networks such as set-top boxes, electronic gaming devices and wireless applications.

    Founded in 1992 as The Duck Corporation, the Company originally developed and marketed codecs that enabled developers of computer video games, video games for dedicated video game consoles and multi-media presentations on computers to convert an analog video signal to a digital video signal, and to compress the signal for storage and playback on the required device. The Company also developed its own video streaming technology, enabling delivery of high quality video signals over high bandwidth networks, and technology allowing for real-time capture, compression and storage of digital video signals.

    In June of 1999, The Duck Corporation was merged with and into a wholly owned subsidiary of Applied Capital Funding, Inc., a public company whose name was later changed to On2.com Inc. Through the first quarter of 2000, the Company devoted substantially all of its efforts to building a proprietary content network and developing the technology to operate a broadband content site. In June of 2000, the Company made a strategic decision to de-emphasize the development of its content site and redirected its strategic operating focus toward providing its proprietary broadband technology solutions to customers requiring television quality video signals for distribution over the broadband Internet or to consumer electronic devices.

    In December 2000, the Company completed certain cost savings initiatives that included a reduction in workforce, the closing of certain offices in San Francisco and Los Angeles and the sale of certain content-related, non-strategic assets associated with acquisitions made in connection with the development of a broadband content site. The Company's strategic focus is to provide the highest level of broadband technology services and products to customers for delivery of DVD quality video over the Internet and to consumer electronic devices. The Company believes that, subsequent to its restructuring and cost savings initiatives, its has sufficient personnel to continue its research and development efforts as well as to create products and perform services that encompass its proprietary broadband technologies.

    In view of the rapidly evolving nature of its business and its limited operating history, the Company has limited experience forecasting its revenues and operating costs. Therefore, the Company believes that period-to-period comparisons of financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. To date, the Company has incurred substantial costs to create technology products and services. As of December 31, 2000, the Company had an accumulated deficit of $78.0 million. The Company will continue to incur costs to develop, introduce and enhance products and services, build brand awareness and grow the business. The Company may also incur significant additional costs related to technology, marketing or acquisitions of businesses and technologies to respond to changes in this rapidly developing industry. These costs may not correspond with any meaningful increases in revenues in the near term, if at all. As such, these costs may result in negative operating cash flows until such time as the Company generates sufficient revenue to offset such costs.

RESULTS OF OPERATIONS

    REVENUES. Revenues for the year ended December 31, 2000 were $1,003,566 as compared to $178,112 for the year ended December 31, 1999. Revenues for the year ended December 31, 2000 were derived primarily from encoding, streaming and hosting services, engineering services and the licensing of DVD assets acquired in connection with the acquisition of Quickband. Through the first quarter of 2000, the Company devoted substantially all its efforts to building the On2.com network and developing the technology to operate a broadband content site. Commencing with the second quarter of 2000, the Company made a strategic decision to de-emphasize the development of its content site and re-directed its strategic operating focus toward providing its proprietary broadband technology solutions to customers requiring television quality video signals for distribution over the broadband Internet or to consumer electronic devices.

    Historically, substantially all of the Company's revenue was derived from a few large technology licensing agreements whereby the Company received non-refundable advances against future royalties based on sales by the licensee, or an outright license of certain elements of the Company's technology. The majority of the Company's future revenue will be derived from broadband Internet video encoding, streaming and hosting services, engineering and consulting services and licensing its technology to video content owners and manufacturers of consumer electronic devices who want to use the Company's technology to distribute television quality video images to broadband Internet users and users of consumer electronic devices.

    OPERATING EXPENSES

    The Company's operating expenses consist of research and development, sales and marketing, general and administrative expenses, restructuring charges and non-cash stock based compensation. Comparability between periods is significantly affected by the rapid growth and development of the Company since becoming publicly traded in June of 1999.

    RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and related expenses for personnel and consulting fees associated with the development and enhancement of the Company's proprietary broadband technology and products. Research and development expenses for the year ended December 31, 2000 were $11,758,024 as compared to $4,713,209 for the year ended December 31, 1999. The period-to-period increase in absolute dollars is primarily attributable to an increase in internal personnel and consulting fees associated with developing and enhancing the new technology and products. A portion of research and development expenses to date has been focused on the development of technology to deliver television quality video signals to broadband Internet users. Additionally, the Company has incurred expenses developing products that encompass its proprietary technology for sale or license to third parties. Research and development expenses for the year ended December 31, 2000 also included costs associated with the development of a broadband content website and costs associated with producing, acquiring, processing and distributing content for it. As a result of a strategic decision to focus on providing services and products that include its proprietary broadband technology solutions, the Company does not expect to incur such costs in future periods. Additionally, the Company did not incur content development and distribution costs for the year ended December 31, 1999. The Company believes that continued investments in research and development are necessary to maintain its competitive advantage and meet its strategic objectives. However, as a result of the cost saving initiatives completed in December 2000, the Company expects research and development costs to decrease in absolute dollars in the near future periods.

    SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries and related costs of sales, business development and marketing personnel, tradeshow expenses, advertising costs, marketing and promotional costs incurred to create brand awareness and public relations expenses. Sales and marketing expenses for the year ended December 31, 2000 were $7,073,894 as compared to $1,956,491 for the year ended December 31, 1999. The period-to-period increase is primarily attributable to increased staffing to sell and market the Company's technology products and services, increased tradeshow costs, and advertising and marketing costs incurred to create brand awareness for the Company's broadband technology solutions. The Company incurred significant advertising costs in the first quarter of 2000 associated with the creation of its broadband content site. As a result of a strategic decision to focus on providing services and products that include its proprietary broadband technology solutions, the Company does not expect to incur such costs in the near future periods. The Company intends to continue to recruit and hire experienced personnel, as necessary, to sell and market its products and services.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and related personnel costs for general corporate functions including finance, human resources, legal and facilities, outside legal and professional fees, amortization of goodwill and other intangible assets and general operating overhead. General and administrative costs for the year ended December 31, 2000 were $10,926,264 as compared to $3,816,073 for the year ended December 31, 1999. The period-to-period increase is attributable to increased salaries and related costs to build our basic infrastructure, increased legal and accounting fees, increased amortization of goodwill and other intangibles related to acquisitions, and increased costs associated with operating a public company, such as investor relations costs and directors and officers insurance. In addition, general and administrative expenses for the year ended December 31, 2000 included severance costs associated with the reduction in workforce resulting from the Company's cost savings initiatives. The Company anticipates that general and administrative costs will decrease in the near future periods as a result of its restructuring initiatives.

    RESTRUCTURING CHARGES. In December 2000, in connection with certain cost saving and corporate restructuring initiatives, the Company's Board of Directors approved a plan that included the sale of certain content-related, non-strategic assets that would no longer be used in the operations of the Company, closing the Company's offices in San Francisco and Los Angeles, and a reduction in the Company's workforce.

    As a result of these initiatives, the Company recorded a non-cash restructuring charge of $2,968,665 for the year ended December 31, 2000. The non-cash restructuring charge was comprised of the following: (1) $2,539,134 related to the write-off of goodwill and certain intangible assets associated with the Company's acquisitions of content-related entities that are being disposed of (2) $235,759 related to the write-off certain fixed assets, consisting primarily of furniture and fixtures and leasehold improvements, associated with the closing of the Company's offices in San Francisco and Los Angeles and (3) $193,772 related to the write-off of certain office security deposits and prepaid assets from which the Company would not derive any future benefit.

    In addition to the charges recognized in 2000, the Company anticipates recording non-cash charges in the first quarter of 2001 related to the termination of the employment agreement described in part (b) of note 3 to the consolidated financial statements and the termination of a lease for space the Company rented in San Francisco. These obligations were satisfied through the issuance of Common Stock in the first quarter of 2001. As such, the Company could not quantify these charges as of December 31, 2000.

    NON-CASH STOCK BASED COMPENSATION. Non-cash stock based compensation was $12,324,781 for the year ended December 31, 2000. There were no similar charges for the year ended December 31, 1999. Non-cash stock based compensation is primarily the result of cashless exercises of stock options granted to employees under the Company's 1999 Amended and Restated Incentive and Nonqualified Stock Option Plan ("1999 Plan"). As the 1999 Plan was self-administered between January 2000 and May 2000, generally accepted accounting principles required the Company to recognize the full fair market value of all shares exercised under the cashless provision during that period. The Company has now contracted a third party to administer all stock option exercises. Thus, the Company does not anticipate non-cash charges from cashless exercises in future periods. The non-cash stock based charge related to these cashless exercises for the year ended December 31, 2000 was $10,257,883. The Company also recorded a non-cash stock based charge of $1,300,000 in connection with the issuance of a warrant to a business partner who agreed to sponsor the Company's website and $766,898 in connection with the acceleration of certain options granted to employees that were terminated in 2000.

    INTEREST AND OTHER INCOME, NET. Interest and other income, net primarily consists of interest income earned on the Company's cash and cash equivalents and interest expense incurred from the Company's capital lease obligations and a note payable to a stockholder. Interest and other income, net for year ended December 31, 2000 was $506,693 as compared to $243,052 for the year ended December 31, 1999. The period-to-period increase is primarily attributable to an increase in the average balance of our cash and cash equivalents during 2000 as compared to 1999, offset by interest expenses related to our capital lease obligations and interest paid on a note payable to a stockholder.

    INCOME TAXES. Income taxes are based solely on state and local taxes on business and investment capital. Income taxes for the year ended December 31, 2000 were $102,089 as compared to $22,933 for the year ended December 31, 1999. The period-to-period increase is attributable to an increase in the Company's investment capital.

    At December 31, 2000, the Company had approximately 80 full-time employees. The Company expects to hire employees as necessary in order to attain its strategic objectives.

LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 2000, the Company had cash and cash equivalents of $1,561,495 as compared to $15,083,419 at December 31, 1999.

    Net cash used in operating activities was $24,417,074 and $9,257,076 for the years ended December 31, 2000 and 1999, respectively. The increase in net cash used in operating activities is primarily attributable to an increase in the Company's net operating losses, excluding depreciation and amortization, non-cash stock based charges and restructuring charges and a decrease in accounts payable and accrued expenses offset by a decrease in other assets.

    Net cash used in investing activities was $4,085,065 and $1,674,290 for the years ended December 31, 2000 and 1999, respectively. The period-to-period increase is primarily attributable to an increase in the purchases of property and equipment and net cash paid for acquisitions.

    Net cash provided by financing activities was $14,983,922 and $24,787,338 for the years ended December 31, 2000 and 1999, respectively. The period-to-period difference is primarily attributable to amounts received from private issuances of convertible preferred stock and Common Stock and an increase in the principal payments of notes to stockholders offset by proceeds received from the exercise of options and warrants to purchase shares of Common Stock.

    The Company currently has no material commitments other than those under our capital and operating lease arrangements.

    The market for distribution of broadband technology services is highly competitive and may require significant capital expenditures. The Company's capital requirements depend on numerous factors, including market acceptance of its technology and services, research and development costs and the resources it spends on marketing and selling its technology and services. Additionally, the Company continues to evaluate investments in complementary businesses, products and services, some of which may be significant. The Company has experienced increases in its capital expenditures, consistent with the growth of its business, and significant operating losses and negative operating cash flows to date.

    The Company will require additional funding during the next 12 months to finance the growth of its current operations and fulfillment of its strategic objectives. Additionally, the Company may require more financing to fund acquisitions, develop new technologies or acquire strategic assets.

    In December 2000, the Company entered into a common stock purchase agreement ("Stock Purchase Agreement") with an accredited investor ("Investor"), for the sale, from time to time, of the Company's Common Stock. Pursuant to the Stock Purchase Agreement, the Investor has committed to purchase up to $23,000,000 of Common Stock over a 36 month period. The Investor may be required to invest an additional $17,000,000 upon the attainment of certain trading volumes and weighted average market prices in the Company's Common Stock. However, the Company's ability to procure funds through the Stock Purchase Agreement may also be limited or prohibited based on certain trading volumes and weighted average market prices in the Company's Common Stock.

    The Company has received a report from its independent accountants containing an explanatory paragraph stating that the Company's recurring operating losses raise doubt about the Company's ability to continue as a going concern. Management is actively pursuing increases to cash flows and additional sources of financing and believes that such increases and additional financing will generate sufficient cash flow to fund the Company's operations through fiscal year 2001. Management's plan to increase the Company's cash flows from operations relies significantly on increases in revenue generated from its broadband technology services, products and licenses and decreases in operating expenses. However, there are no assurances that such matters will be successfully consummated. See "Management's Discussion and Analysis--Risk Factors That May Affect Future Operating Results."

EFFECTS OF INFLATION

    Due to the relatively low levels of inflation in recent years, inflation has not had a significant effect on the Company's results of operations.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "REVENUE RECOGNITION IN FINANCIAL STATEMENTS." SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. The Company has adopted the provisions of SAB
101. The adoption of this pronouncement has not had a material impact on the Company's operating results or its financial position.

    In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44 ("FIN 44"), "ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION, AN INTERPRETATION OF APB NO. 25." FIN 44 provides guidance on certain aspects of applying APB No. 25. FIN 44 is effective

July 1, 2000, but is also effective for certain events that have occurred after December 15, 1998. The Company has adopted the provisions of FIN 44 in its consolidated financial statements (see note 7 to the consolidated financial statements).

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

LIMITATION ON USE OF NET OPERATING LOSS AND OTHER TAX CREDIT CARRY-FORWARDS

    At December 31, 2000, the Company had available net operating loss carry-forwards of approximately $52.0 million for federal income tax purposes. The net operating loss carry-forwards expire at various dates through 2020.

    Section 382 of the Internal Revenue Code provides that when a corporation undergoes an "ownership change," the corporation's use of its net operating losses is limited in each subsequent year. An "ownership change" occurs when, as of any testing date, the sum of the increases in ownership of each shareholder that owns five percent or more of the value of a company's stock as compared to that shareholder's lowest percentage ownership during the preceding three-year period exceeds fifty percentage points. For purposes of this rule, certain shareholders who own less than five percent of a company's stock are aggregated and treated as a single five-percent stockholder.

    The merger of The Duck Corporation with and into a wholly owned subsidiary of Applied Capital Funding, Inc. may have involved an "ownership change" and thus we may be unable to use a material portion of our available federal net operating loss carry-forwards. Furthermore, in the ordinary course of the Company's future business operations, it could become necessary to issue shares in conjunction with acquisitions or additional financing, in order to meet the Company's growth objectives and liquidity constraints. In addition, the exercise of outstanding warrants and certain options to purchase shares of Common Stock may require us to issue additional shares of Common Stock. The issuance of a significant number of shares of Common Stock could result in an "ownership change." If we were to experience such an "ownership change," we might not be able to use a substantial amount of our available federal net operating loss carry-forwards to reduce future taxable income.

    The extent of the actual future use of our federal net operating loss carry-forwards is subject to inherent uncertainty because it depends on the amount of otherwise taxable income we may earn. We cannot give any assurance that we will have sufficient taxable income in future years to use any of our federal net operating loss carry-forwards before they would otherwise expire.

RISK FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

    In evaluating our business, prospective investors and shareholders should carefully consider the following risks in addition to the other information in this 10-KSB or in the documents referred to in this 10-KSB. Any of the following risks could have a material adverse impact on our business, operating results and financial condition and result in a complete loss of your investment.

WE NEED ADDITIONAL CASH TO OPERATE OUR BUSINESS AND OUR VIABILITY AS A GOING CONCERN IS UNCERTAIN.

    Since our inception, we have incurred significant losses and negative cash flow from operations, and as of December 31, 2000, we had an accumulated deficit of approximately $78.0 million. Based on our present operating expenses, taking into account available cash reserves, we will not be able to continue as a going concern beyond the near future without an increase in cash flow from operations and/or the infusion of addition capital to fund operations. During fiscal 2001, we expect to meet our working capital obligations and other cash requirements with cash derived from operations, from sales of our common stock under the equity line of credit arrangement with Crossover Ventures, Inc., and other financing as required. There can be no assurance however that we will be able to continue as a going concern, that cash from operations and the other sources described above will be achieved or will be sufficient for the Company's operating needs or that the Company will be able to achieve profitability on a consistent basis, if at all. In the event that cash flow from operations is less than anticipated and we are unable to secure additional funding, in order to preserve cash, we would be required to further reduce expenditures and effect further reductions in our corporate infrastructure, either of which could have a material adverse effect on our ability to continue our operations. Even if we obtain additional working capital in the near future, to the extent that operating expenses increase or we need additional funds to make acquisitions, develop new technologies or acquire strategic assets, the need for additional funding may be accelerated and there can be no assurances that any such additional funding can be obtained on terms acceptable to us, if at all.

WE HAVE A HISTORY OF LOSSES AND NEGATIVE CASH FLOW AND ANTICIPATE CONTINUED LOSSES.

    We have not achieved profitability, and we expect to continue to incur operating losses for the foreseeable future as we fund operating and capital expenditures in implementing our business plan. Our business model assumes that consumers will be attracted to and use broadband-specific video compression technology to access content available on customer Web sites that will, in turn, allow us to provide our technology solutions to customers. Our business model is not yet proven, and we cannot assure you that we will ever achieve or sustain profitability or that our operating losses will not increase in the future. Our business strategy may be unsuccessful and we may not be able to adequately address all or any of these risks. Even if we are able to achieve profitability, we may be unable to sustain or increase our profitability. In either case, our business, financial conditions and results of operations will be materially and adversely affected.

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

    Our ability to generate profits, if any, will depend on our ability:

    - to attract customers to use our technology infrastructure and support services;

    - to generate revenues from software licensing and sales, broadband streaming services and consulting to developers of broadband content; and

    - to control costs.

WE ANTICIPATE CONTINUED SIGNIFICANT OPERATING LOSSES FOR THE FORESEEABLE FUTURE, AND WE CANNOT ASSURE YOU THAT PROFITABILITY WILL EVER BE ATTAINED.

    In light of the rapidly evolving nature of our business and its limited operating history, we have little experience forecasting our revenues and believe that period-to-period comparisons of financial results are not necessarily meaningful. Therefore, you should not rely on period-to-period comparisons of our historical financial results as an indication of our future financial results. Moreover, our financial results may vary from period to period due to the uncertainties of our business.

OUR STOCK PRICE IS VOLATILE.

    The market for our common stock has experienced extreme price and volume fluctuations and may continue to be volatile in response to various factors, including:

    - quarterly variations in our operating results;

    - competitive announcements;

    - the operating and stock price performance of other companies that investors may deem comparable to us;

    - news relating to trends in our markets; and

    - changes in financial estimates by securities analysts or failure to meet analyst estimates.

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

THE SALE OF SHARES ELIGIBLE FOR FUTURE SALE IN THE OPEN MARKET COULD DEPRESS OUR STOCK PRICE.

    Sales of significant amounts of common stock in the public market in the future, the perception that sales will occur or the registration of shares could materially and adversely affect the market price of our common stock or our future ability to raise capital through an offering of our equity securities. As of March 23, 2001, there were outstanding approximately 15,222,154 shares of our common stock that are freely tradable. As of March 23, 2001, we issued approximately 29,668,309 shares of common stock, warrants to purchase up to approximately 8,677,000 shares of our common stock upon exercise, 5,052,770 shares of preferred stock that are convertible under certain circumstances into our common stock and debentures in a principal amount of $1,375,000 that are convertible into 3,055,556 shares of our common stock, in private transactions since June of 1999. We have granted the holders of those securities registration rights. Therefore, these shares of common stock, warrants, preferred stock and debentures can be sold in accordance with Rule 144 of the Securities Act or the holders thereof can exercise their registration rights related thereto. In addition, as of March 23, 2001, there were outstanding options to purchase approximately 7,023,500 shares of common stock that become eligible for sale in the public market from time to time depending on vesting. There are also 5,459,000 shares of common stock which are issuable under the common stock purchase agreement and under the warrants previously granted and which may be granted in the future to Crossover Ventures, Inc. ("Crossover Ventures"). We may also issue additional shares in acquisitions and may grant additional stock options to our employees, officers, directors and consultants under our stock option plans.

    The issuance or even the potential issuance of shares under the common stock purchase agreement, in connection with any other additional financing, and upon exercise of warrants, options or rights will have a dilutive impact on other stockholders and could have a negative effect on the market price of our common stock. In addition, the shares issuable to Crossover Ventures under the common stock purchase agreement will be issued at a discount to the daily volume weighted average prices of our common stock prior to the issuance to Crossover Ventures. This will further dilute the interests of other stockholders. Moreover, on January 19, 2001, we entered into a Deferred Pricing Agreement with The Travelers Indemnity Company ("Travelers"), pursuant to which, upon the earlier of (i) a change of control or (ii) December 31, 2001, we will
(A) cancel Travelers' existing 1,644,304 shares of Series C Preferred Stock and in its place issue 1,849,057 shares of Series C-IV Preferred Stock and 4,099,678 shares of Series C-V Preferred Stock, and (B) cancel Travelers' existing warrants to purchase 205,538 shares of common stock at an exercise price of $8.69 per share and warrants to purchase 205,538 shares of common stock at an exercise price of $10.86 per share, and in their place issue warrants to purchase 462,264 shares of common stock with an exercise price of $2.65 and warrants to purchase 1,024,920 shares of common stock with an exercise price of $1.14.

    As we sell shares of common stock to Crossover Ventures under the common stock purchase agreement, and then Crossover Ventures sells the common stock to third parties, our common stock price may decrease due to the additional shares in the market. If we decide to draw down under the common stock purchase agreement as the price of our common stock decreases, we will be required to issue more shares of our common stock for any given dollar amount invested by Crossover Ventures, subject to the minimum selling price we specify. The more shares that are issued under the common stock purchase agreement, the more our shares will be diluted and the more our stock price may decrease. This may encourage short sales, which could place further downward pressure on the price of our common stock.

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

OUR SUCCESS DEPENDS ON OUR ABILITY TO CONTINUE TO ATTRACT, RETAIN AND MOTIVATE HIGHLY SKILLED EMPLOYEES.

    Our ability to execute our growth plan and be successful depends on our continuing ability to attract, retain and motivate highly skilled employees. As we continue to grow, we will need to hire additional personnel in all operational areas. Competition for personnel throughout the Internet industry is intense. We may be unable to retain our key employees or attract, assimilate or retain other highly qualified employees in the future. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. If we do not succeed in attracting new personnel or retaining and motivating our current personnel, our business will be adversely affected.

MUCH OF OUR TECHNOLOGY RELIES ON OWNED OR LICENSED INTELLECTUAL PROPERTY, AND WE CANNOT BE SURE THAT SUCH RIGHTS ARE PROTECTED FROM THE USE OF OTHERS, INCLUDING POTENTIAL COMPETITORS.

    We regard much of our technology as proprietary and try to protect it by relying on trademarks, copyrights, patents, trade secret laws and confidentiality agreements. In connection with our license agreements with third parties, we seek to control access to and distribution of our technology, documentation and other proprietary information. Even with all of these precautions, it could be possible for someone else to either copy or otherwise obtain and use our proprietary information without our authorization or to develop similar technology independently. Effective trademark, copyright and trade secret protection may not be available in every country in which our services are made available through the Internet, and policing unauthorized use of our proprietary information is difficult and expensive. We cannot be sure that the steps we have taken will prevent misappropriation of our proprietary information. Any misappropriation could have a material adverse effect on our business. In the future, we may need to go to court to either enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. That litigation might result in substantial costs and diversion of resources and management attention.

    We currently license from third parties technologies incorporated into some of our products and services. As we continue to introduce new services that incorporate new technologies, we may be required to license additional technology from others. We cannot be sure that these third-party technology licenses will continue to be available on commercially reasonable terms, if at all.

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

WE FACE UNCERTAINTIES REGARDING GOVERNMENTAL REGULATION AND LEGAL UNCERTAINTIES.

    We are not currently subject to direct regulation by any governmental agency other than rules and regulations that apply to businesses generally, except that certain U.S. export controls and import controls of other countries, including controls on the use of encryption technologies, which may apply to our products. Laws and regulations specifically pertaining to the Internet are new and developing. These laws or regulations govern matters such as online content, intellectual property, user privacy, e-commerce, information security and taxation. In addition, the applicability of existing laws to the

Internet is uncertain and evolving. As a result of this uncertainty, it is difficult to predict the impact, if any, that future regulation or changes in regulation may have on our operations.

    Moreover, we may be liable to third parties for any content that we encode, distribute or make available on our website if that content violates a third party's intellectual property rights or violates any applicable laws, such as obscenity laws or defamation laws. Although we try to mitigate this risk by seeking indemnification from our customers and suppliers, we may still be subject to liability if indemnification is not obtained, is contested or does not provide us with enough resources to cover any potential liability.

EFFECTS OF ANTI-TAKEOVER PROVISIONS COULD INHIBIT POTENTIAL INVESTORS.

    Some of the provisions of our certificate of incorporation, our bylaws and Delaware law could, together or separately:

    - discourage potential acquisition proposals;

    - delay or prevent a change in control; and

    - limit the price that investors might be willing to pay in the future for shares of our common stock.

    In particular, our board of directors is authorized to issue up to 20,000,000 shares of preferred stock (less any outstanding shares of preferred stock) with rights and privileges that might be senior to our common stock, without the consent of the holders of the common stock.

WE HAVE NEVER PAID DIVIDENDS.

    We currently intend to retain earnings, if any, to support our growth strategy. We do not anticipate paying dividends on our stock in the foreseeable future.

ITEM 6A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

    COLLECTION RISK. The Company's accounts receivables are subject, in the normal course of business, to collection risks. Although the Company regularly assesses these risks and has policies and business practices to mitigate the adverse effects of collection risks, significant losses may result due to the non-payment of receivables by its customers.

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

ITEM 7. FINANCIAL STATEMENTS.

    The consolidated financial statements and related financial statement schedule are included herein and filed as a part of this report. See Index on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

    The information required is incorporated by reference from the sections entitled "Directors and Executive Officers", "The Board of Directors" and "Compliance with Section 16(a) of the Exchange Act" contained in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 22, 2001 (the "Proxy Statement"), which is to be filed with the Securities and Exchange Commission.

ITEM 10. EXECUTIVE COMPENSATION.

    The information required is incorporated by reference from the section entitled "Executive Compensation" contained in the Proxy Statement, which is to be filed with the Securities and Exchange Commission.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required is incorporated by reference from the sections entitled "Security Ownership of Principal Stockholders" and "Security Ownership of Executive Officers and Directors" contained in the Proxy Statement, which is to be filed with the Securities and Exchange Commission.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required is incorporated by reference from the section entitled "Certain Relationships and Related Transactions" contained in the Proxy Statement, which is to be filed with the Securities and Exchange Commission.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) The following exhibits are to be filed as part of this report:

EXHIBIT NO.                              IDENTIFICATION OF EXHIBIT
-----------                              -------------------------
 3.1                    Certificate of Incorporation of the Company

 3.2*                   Bylaws of the Company

 4.1** Securityholders Agreement, dated as of December 1, 1999, between the Company and thirteen securityholders party thereto

 4.2**                  Form of Investor Rights Agreement, dated as of December 1,
                        1999, between the Company and each of nine investors

 4.3** Form of Warrant issued to the investors party to the Investor Rights Agreement

 4.4                    Form of Investors' Rights Agreement between the Company and the holders of Series C Preferred Stock, Series C-II
                        Preferred Stock and Series C-III Preferred Stock

 4.5                    Certificate of Designations for the Company's Series C
                        Preferred Stock, filed as part of Exhibit 3.1 hereto

 4.6                    Certificate of Designations for the Company's Series C-II
                        Preferred Stock, filed as part of Exhibit 3.1 hereto

 4.7                    Certificate of Designations for the Company's Series C-III
                        Preferred Stock, filed as part of Exhibit 3.1 hereto

 4.8                    Form of Warrant issued to the holders of Series C Preferred
                        Stock, Series C-II Preferred Stock and Series C-III
                        Preferred Stock

10.1***                 Employment Agreement with Douglas McIntyre

10.2***                 Employment Agreement with Mark Meagher

EXHIBIT NO.                              IDENTIFICATION OF EXHIBIT
-----------                              -------------------------
10.3****                Common Stock Purchase Agreement, dated as of December 1,
                        2000, between the Company and Crossover Ventures, Inc.

10.4 Deferred Pricing Agreement, dated as of January 19, 2001, between the Company and The Travelers Indemnity Company

21                      Subsidiaries

------------------------

*   Filed as an exhibit to the Company's definitive proxy statement on
    Schedule 14A for the fiscal year 1999 annual shareholder meeting and incorporated by reference herein.

** Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999 and incorporated by reference herein.

*** Filed as an exhibit to the Company's Current Report on Form 10-QSB for the period ended June 30, 2000 and incorporated by reference herein.

****Filed as an exhibit to the Company Registration on Form S-3 (Registration
    Number 333-51558), filed with the SEC on December 8, 2000 and incorporated by reference herein.

    (b) The following Current Report on Form 8-K was filed during the three months ended December 31, 2000:

        Item 2: Acquisition of Eight Cylinder Studios, Inc., filed on November 20, 2000.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereby duly authorized on March 30, 2001.

                                                       ON2.COM INC.

                                                       By:  /s/ DOUGLAS A. MCINTYRE
                                                            -----------------------------------------
                                                            Douglas A. McIntyre
                                                            PRESIDENT AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
               /s/ DOUGLAS A. MCINTYRE
     -------------------------------------------       President, Chief Executive     March 30, 2001
                 Douglas A. McIntyre                     Officer and Director

                /s/ DANIEL B. MILLER
     -------------------------------------------       Founder, Chief Technology      March 30, 2001
                  Daniel B. Miller                       Officer and Director

                 /s/ MARK J. MEAGHER                   Executive Vice President
     -------------------------------------------         and Chief Financial          March 30, 2001
                   Mark J. Meagher                       Officer

                /s/ STEPHEN D. KLEIN
     -------------------------------------------       Director                       March 30, 2001
                  Stephen D. Klein

                /s/ WILLIAM A. NEWMAN
     -------------------------------------------       Director                       March 30, 2001
                  William A. Newman

                 /s/ JACK L. RIVKIN
     -------------------------------------------       Director                       March 30, 2001
                   Jack L. Rivkin

                 /s/ STRAUSS ZELNICK
     -------------------------------------------       Director and Non-Executive     March 30, 2001
                   Strauss Zelnick                       Chairman of the Board

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Report of Independent Public Accountants....................    F-2

Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................    F-3

Consolidated Statements of Operations for the years ended
  December 31, 2000 and 1999................................    F-4

Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 2000 and 1999....................    F-5

Consolidated Statements of Cash Flows for the years ended
  December 31, 2000 and 1999................................    F-6

Notes to Consolidated Financial Statements..................    F-8

Report of Independent Accountants...........................    S-1

Schedule II--Valuation and Qualifying Accounts..............    S-2

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

    To On2.com Inc.:

    We have audited the accompanying consolidated balance sheets of On2.com Inc. and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of On2.com Inc. and its subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                              /s/ Arthur Andersen LLP

New York, New York
February 20, 2001

                                  ON2.COM INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
                           ASSETS

Current assets:
  Cash and cash equivalents.................................  $ 1,561,495   $15,083,419
  Accounts receivable, less allowance for doubtful accounts
    of $25,000 and $-0- as of December 31, 2000 and 1999,
    respectively............................................      392,943       136,766
  Prepaid and other current assets..........................      566,540       753,919
                                                              -----------   -----------
    Total current assets....................................    2,520,978    15,974,104
Property and equipment, net.................................    2,522,188     1,322,690
Goodwill and other intangible assets, net...................    5,747,842     4,617,058
Other assets................................................      419,049       518,020
                                                              -----------   -----------
    Total assets............................................  $11,210,057   $22,431,872
                                                              ===========   ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses.....................  $ 1,509,401   $ 1,412,650
  Accrued compensation......................................      769,221         6,657
  Deferred revenue..........................................       72,604            --
  Notes payable.............................................      251,311            --
  Notes payable to stockholders.............................           --       649,624
  Capital lease obligations.................................       26,100            --
                                                              -----------   -----------
    Total current liabilities...............................    2,628,637     2,068,931

Commitments and contingencies...............................

Stockholders' equity:
  Preferred stock, $0.01 par value; 20,000,000 shares
    authorized; 5,052,770 and 2,000,000 shares issued and
    outstanding at December 31, 2000 and 1999,
    respectively............................................       50,528        20,000
  Common stock, $0.01 par value; 100,000,000 shares
    authorized; 27,684,171 and 24,286,596 shares issued and
    outstanding at December 31, 2000 and 1999,
    respectively............................................      276,842       242,866
  Additional paid-in capital................................   86,293,786    35,457,250
  Deferred compensation.....................................      (47,410)           --
  Accumulated other comprehensive loss......................       (3,966)         (259)
  Accumulated deficit.......................................  (77,988,360)  (15,356,916)
                                                              -----------   -----------
    Total stockholders' equity..............................    8,581,420    20,362,941
                                                              -----------   -----------
    Total liabilities and stockholders' equity..............  $11,210,057   $22,431,872
                                                              ===========   ===========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  ON2.COM INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                                  2000           1999
                                                              ------------   ------------
Revenues....................................................  $  1,003,566   $    178,112

Operating expenses:
  Research and development..................................    11,758,024      4,713,209
  Sales and marketing.......................................     7,073,894      1,956,491
  General and administrative................................    10,926,264      3,816,073
  Restructuring charge......................................     2,968,665             --
  Non-cash stock based compensation.........................    12,324,781             --
                                                              ------------   ------------

Total operating expenses....................................    45,051,628     10,485,773
                                                              ------------   ------------

Loss from operations........................................   (44,048,062)   (10,307,661)

Interest and other income, net..............................       506,693        243,052
                                                              ------------   ------------

Loss before provision for income taxes......................   (43,541,369)   (10,064,609)

Provision for income taxes..................................       102,089         22,933
                                                              ------------   ------------

Net loss....................................................   (43,643,458)   (10,087,542)

Non-cash convertible preferred stock dividend...............    18,987,986             --
                                                              ------------   ------------

Net loss attributable to common stockholders................  $(62,631,444)  $(10,087,542)
                                                              ============   ============

Basic and diluted net loss per common share.................  $      (2.40)  $      (0.51)
                                                              ============   ============

Weighted average basic and diluted common shares
  outstanding...............................................    26,067,668     19,609,647
                                                              ============   ============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  ON2.COM INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                             CONVERTIBLE
                                           PREFERRED STOCK          COMMON STOCK        ADDITIONAL
                                        ---------------------   ---------------------     PAID-IN       DEFERRED
                                          SHARES      AMOUNT      SHARES      AMOUNT      CAPITAL     COMPENSATION
                                        ----------   --------   ----------   --------   -----------   -------------
Balance at December 31, 1998..........          --   $    --    15,302,374   $153,023   $ 7,017,990     $     --
Net loss..............................
Foreign currency translation
  adjustment..........................
Comprehensive loss....................
Purchase and retirement of common
  stock...............................                            (302,374)    (3,024)     (336,976)
Reverse merger with the Duck
  Corporation.........................                           8,000,000     80,000       (45,880)
Issuance of Series A convertible
  preferred stock and warrants, net of
  expenses............................   2,000,000    20,000                             14,594,113
Issuance of common stock and warrants
  in connection with private
  placement...........................                             799,825      7,998    10,160,451
Issuance of common stock in connection
  with the exercise of stock
  options.............................                              20,750        208        46,480
Issuance of common stock in connection
  with the exercise of warrants.......                             114,263      1,143        (1,143)
Issuance of common stock in connection
  with acquisitions...................                             351,758      3,518     4,021,215
Issuance of warrant to purchase common
  stock...............................                                                        1,000
                                        ----------   -------    ----------   --------   -----------     --------
Balance at December 31, 1999..........   2,000,000    20,000    24,286,596    242,866    35,457,250           --
Net loss..............................
Foreign currency translation
  adjustment..........................
Comprehensive loss....................
Non-cash stock based compensation.....                             542,876      5,429    12,319,352
Issuance of common stock in connection
  with the exercise of stock
  options.............................                             369,722      3,697       490,746
Issuance of warrants to purchase
  common stock........................                                                      112,646     (112,646)
Amortization of deferred
  compensation........................                                                                    65,236
Conversion of Series A convertible
  preferred stock to common stock.....  (1,600,000)  (16,000)    1,600,000     16,000
Issuance of Series B convertible
  preferred stock in connection with
  an acquisition......................      34,100       341                                468,106
Issuance of common stock in connection
  with acquisitions...................                             884,977      8,850     3,538,062
Issuance of Series C convertible
  preferred stock and warrants, net of
  expenses............................   1,644,304    16,443                              9,974,382
Issuance of Series C-II convertible
  preferred stock and warrants, net of
  expenses............................     924,527     9,245                              2,440,755
Issuance of Series C-III convertible
  preferred stock and warrants, net of
  expenses............................   2,049,839    20,499                              2,529,501
Transaction costs paid in connection
  with equity credit line.............                                                      (25,000)
Non-cash convertible preferred stock
  dividends...........................                                                   18,987,986
                                        ----------   -------    ----------   --------   -----------     --------
Balance at December 31, 2000..........   5,052,770   $50,528    27,684,171   $276,842   $86,293,786     $(47,410)
                                        ==========   =======    ==========   ========   ===========     ========


                                            OTHER                           TOTAL
                                        COMPREHENSIVE    ACCUMULATED    STOCKHOLDERS'
                                             LOSS          DEFICIT         EQUITY
                                        --------------   ------------   -------------
Balance at December 31, 1998..........     $    --       $(5,235,254)    $ 1,935,759
Net loss..............................                                   (10,087,542)
Foreign currency translation
  adjustment..........................        (259)                             (259)
                                                                         -----------
Comprehensive loss....................                                   (10,087,801)
                                                                         -----------
Purchase and retirement of common
  stock...............................                                      (340,000)
Reverse merger with the Duck
  Corporation.........................                       (34,120)             --
Issuance of Series A convertible
  preferred stock and warrants, net of
  expenses............................                                    14,614,113
Issuance of common stock and warrants
  in connection with private
  placement...........................                                    10,168,449
Issuance of common stock in connection
  with the exercise of stock
  options.............................                                        46,688
Issuance of common stock in connection
  with the exercise of warrants.......                                            --
Issuance of common stock in connection
  with acquisitions...................                                     4,024,733
Issuance of warrant to purchase common
  stock...............................                                         1,000
                                           -------       ------------    -----------
Balance at December 31, 1999..........        (259)      (15,356,916)     20,362,941
Net loss..............................                   (43,643,458)    (43,643,458)
Foreign currency translation
  adjustment..........................      (3,707)                           (3,707)
                                                                         -----------
Comprehensive loss....................                                   (43,647,156)
                                                                         -----------
Non-cash stock based compensation.....                                    12,324,781
Issuance of common stock in connection
  with the exercise of stock
  options.............................                                       494,443
Issuance of warrants to purchase
  common stock........................                                            --
Amortization of deferred
  compensation........................                                        65,236
Conversion of Series A convertible
  preferred stock to common stock.....                                            --
Issuance of Series B convertible
  preferred stock in connection with
  an acquisition......................                                       468,447
Issuance of common stock in connection
  with acquisitions...................                                     3,546,912
Issuance of Series C convertible
  preferred stock and warrants, net of
  expenses............................                                     9,990,825
Issuance of Series C-II convertible
  preferred stock and warrants, net of
  expenses............................                                     2,450,000
Issuance of Series C-III convertible
  preferred stock and warrants, net of
  expenses............................                                     2,550,000
Transaction costs paid in connection
  with equity credit line.............                                       (25,000)
Non-cash convertible preferred stock
  dividends...........................                   (18,987,986)             --
                                           -------       ------------    -----------
Balance at December 31, 2000..........     $(3,966)      $(77,988,360)   $ 8,581,420
                                           =======       ============    ===========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  ON2.COM INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                                  2000           1999
                                                              ------------   ------------
Cash flows from operating activities:
  Net loss..................................................  $(43,643,458)  $(10,087,542)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
      Non-cash stock based charges..........................    12,324,781             --
      Restructuring charges.................................     2,968,665             --
      Depreciation and amortization.........................     3,588,905        609,714
      Deferred compensation.................................        65,236             --
      Reserve for bad debts.................................        25,000             --
      Loss on sale of assets................................        16,904             --
    Changes in operating assets and liabilities, net of
      effect of acquisitions:
      Accounts receivable, net..............................        (5,386)      (123,004)
      Prepaid and other current assets......................      (240,713)      (442,091)
      Other assets..........................................       (88,933)      (401,944)
      Accounts payable and accrued expenses.................       499,321      1,187,791
      Deferred revenue......................................        72,604             --
                                                              ------------   ------------
        Net cash used in operating activities...............   (24,417,074)    (9,257,076)
                                                              ============   ============
  Cash flows from investing activities:
    Purchases of property and equipment.....................    (2,392,271)    (1,233,575)
    Purchase of trademarks and patents......................            --        (50,000)
    Cash paid for acquisitions, net of cash acquired........    (1,692,794)      (390,715)
                                                              ------------   ------------
        Net cash used in investing activities...............    (4,085,065)    (1,674,290)
                                                              ------------   ------------
Cash flows from financing activities:
    Principal payments on capital lease obligations.........       (47,403)            --
    Principal payments on notes payable to stockholders.....      (355,000)       (42,912)
    Principal payments on notes payable.....................       (73,943)            --
    Financing costs.........................................       (25,000)            --
    Proceeds from the issuance of Series A Preferred Stock,
      net...................................................            --     14,614,113
    Proceeds from the sale of common stock, net.............            --     10,168,449
    Proceeds from the issuance of Series C Preferred Stock,
      net...................................................     9,990,825             --
    Proceeds from the issuance of Series C-II Preferred
      Stock, net............................................     2,450,000             --
    Proceeds from the issuance of Series C-III Preferred
      Stock, net............................................     2,550,000             --
    Proceeds from exercise of common stock options and
      warrants..............................................       494,443         47,688
                                                              ------------   ------------
      Net cash provided by financing activities.............    14,983,922     24,787,338
                                                              ------------   ------------
Net change in cash and cash equivalents.....................   (13,518,217)    13,855,972
Effect of exchange rate changes on cash and cash
  equivalents...............................................        (3,707)          (259)
Cash and cash equivalents, beginning of period..............    15,083,419      1,227,706
                                                              ------------   ------------
Cash and cash equivalents, end of period....................  $  1,561,495   $ 15,083,419
                                                              ============   ============

          See accompanying notes to consolidated financial statements

                                  ON2.COM INC.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NON-CASH TRANSACTIONS:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
Cash paid during the period for:
  Interest..................................................  $   32,395   $      754
                                                              ==========   ==========
  Taxes.....................................................  $   82,027   $   22,441
                                                              ==========   ==========
Non-cash transactions:
  Acquisition of fixed assets under capital leases..........  $   72,750   $       --
                                                              ==========   ==========
  Issuance of Series B Preferred Stock in connection with
    acquisitions............................................  $  468,447   $       --
                                                              ==========   ==========
  Issuance of common stock in connection with
    acquisitions............................................  $3,546,912   $4,024,743
                                                              ==========   ==========
  Issuance of notes payable in connection with
    acquisitions............................................  $       --   $  350,000
                                                              ==========   ==========

    On June 9, 1999, the Company entered into a Separation and Release Agreement ("Release Agreement") with an officer and shareholder. In connection with the Release Agreement, the Company repurchased 302,374 shares of the its Common Stock from the officer and shareholder at a price of $1.12 per share through the issuance of a note payable to the shareholder. Under the terms of the Release Agreement, on January 15, 2000, the Company offset the remaining balance of the note payable, which amounted to $299,624, against certain notes and advances receivable from the shareholder, which amounted of $294,624. The Company paid the difference of $5,000 in cash to the former officer.

          See accompanying notes to consolidated financial statements.

                                  ON2.COM INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (A) ORGANIZATION AND DESCRIPTION OF THE BUSINESS

    On June 15, 1999, Applied Capital Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Applied Capital Funding, Inc., merged with and into The Duck Corporation ("Duck") (collectively, the "Merger"). Applied Capital Funding, Inc. changed its name to On2.com Inc. ("On2" or the "Company") concurrently with the Merger. In connection with the Merger, the Company issued 15,000,000 shares of its Common Stock to the shareholders of Duck in exchange for 100% of the issued and outstanding common stock of Duck. Subsequent to the Merger, the former Duck stockholders owned approximately 65% of the Company's issued and outstanding Common Stock. The Merger has been accounted for as a reverse merger in which Duck is the accounting acquirer. The historical records of Duck became the historical records of the Company. Following the Merger, the business conducted by the Company is the business conducted by Duck prior to the Merger.

    Prior to the Merger, the Company was a non-operating "shell" corporation. Pursuant to SEC rules, the merger of a private operating company (Duck) into a non-operating public shell corporation with nominal net assets (On2) is considered a capital transaction and has the consequences referred to in the following paragraph. The accounting is identical to that of a reverse merger but there are no material assets, liabilities or operations included with those of Duck as of June 15, 1999.

    Historical operations of the Company include only those operations of Duck. Historical stockholders' equity and loss per share prior to the Merger have been retroactively restated for the equivalent number of shares received in the Merger after giving effect to the difference in par value of Duck's common stock ($.001 par value) and the Company's Common Stock (no par value) at the time of the Merger. Duck common stock outstanding prior to the Merger has been converted to an equivalent number of shares of the Company's Common Stock that were issued to Duck stockholders as a consequence of the Merger. Common stock acquired by Duck prior to the Merger from an officer and stockholder, pursuant to a Separation and Release Agreement (see note 4), was converted to equivalent shares of the Company's Common Stock at December 31, 1998.

    On May 17, 2000, the Company effected an Amended and Restated Agreement and Plan of Merger between On2.com Inc., a Colorado corporation, and On2.com Inc., a Delaware corporation, that effectively reincorporated the Company in Delaware (the "Reincorporation"). The Reincorporation did not materially affect the Company's Certificate of Incorporation, the Bylaws, officers, directors or the stock based compensation plans in effect immediately prior to the Reincorporation. Each issued and outstanding share of the Company's Common Stock, no par value, was exchanged for an equivalent share of Common Stock, $0.01 par value. Each issued and outstanding share of Preferred Stock, no par value (as defined in note 6), was exchanged for an equivalent share of Preferred Stock, $0.01 par value. The Reincorporation does not affect the rights or privileges of the Preferred Stockholders. No other property, shares, other securities or considerations were issued in connection with the Reincorporation.

    The Company has developed proprietary video compression and streaming technology that combines the classic elements of television with the interactivity of the Internet or consumer electronic devices for delivery to broadband end users. The Company's business model is to provide broadband Internet video encoding, streaming and hosting services, broadband consulting and engineering services and to license its proprietary broadband technology solutions to owners of video content and consumer electronic devices who want to distribute television quality video images to broadband end users.

                                  ON2.COM INC.

                           DECEMBER 31, 2000 AND 1999

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The Company's business is characterized by rapid technological change, new product development and evolving industry standards. Inherent in the Company's business model are various risks and uncertainties, including its limited operating history, unproven business model and the limited history of broadband technology services on the Internet. The Company's success may depend, in part, upon the emergence of the Internet as a communications medium, prospective product and service development efforts, and the acceptance of the Company's broadband technology solutions by the marketplace.

    The Company's consolidated financial statements have been prepared assuming that it will continue as a going concern. The Company has incurred recurring operating losses and negative operating cash flows since its inception and will require additional financing within the next 12 months. In addition, the Company will need to increase cash flows from operations and/or obtain financing from its equity line of credit (see note 10) or other sources in order to fund its working capital requirements for fiscal year 2001. These factors raise doubt about the Company's ability to continue as a going concern. Management is actively pursuing increases to cash flows and additional sources of financing and believes that such increases and additional financing will generate sufficient cash flow to fund the Company's operations through fiscal year 2001. Management's plan to increase the Company's cash flows from operations relies significantly on increases in revenue generated from its broadband technology services, products and licenses and decreases in operating expenses. However, there are no assurances that such matters will be successfully consummated. See "Management's Discussion and Analysis--Risk Factors That May Affect Future Operating Results."

    (B) PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly owned-subsidiaries from their respective dates of acquisition. All intercompany accounts and transactions have been eliminated in consolidation.

    (C) CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. There were no cash equivalents at December 31, 2000. Cash equivalents at December 31, 1999 were $3.9 million and consisted primarily of certificates of deposit.

    (D) PROPERTY AND EQUIPMENT

    Property and equipment is stated at cost, net of accumulated depreciation and amortization. Property and equipment is depreciated using the straight-line method over the estimated useful lives of the related assets, generally three to five years for equipment and software and five to seven years for furniture and fixtures. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset. Equipment under capital leases is stated at the present value of the minimum lease payments and is amortized using the straight-line method over the estimated useful life of the asset.

                                  ON2.COM INC.

                           DECEMBER 31, 2000 AND 1999

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (E) GOODWILL AND OTHER INTANGIBLE ASSETS

    Goodwill and other intangible assets relates primarily to the Company's acquisitions accounted for under the purchase method of accounting or the purchase of intangible assets. Under the purchase method of accounting, the excess of the purchase price over the identifiable net tangible assets of the acquired entity is recorded as identified intangible assets and goodwill. Goodwill and other intangible assets is stated at cost, net of accumulated amortization, and is being amortized using the straight-line method over the expected period of benefit (3 to 4 years). As of December 31, 2000, accumulated amortization was $1,232,943.

    (F) IMPAIRMENT OF LONG-LIVED ASSETS

    The Company evaluates the recoverability of its long-lived assets in accordance with SFAS No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF" ("SFAS No. 121"). The Company assesses the impairment of long-lived assets when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. The Company has accounted for the impairment of certain long-lived assets through its restructuring charge (see note 7).

    (G) FAIR VALUE OF FINANCIAL INSTRUMENTS

    The fair value of cash and cash equivalents, accounts receivable and notes payable approximate book value based on the short term maturities of these financial instruments. The fair value of the Company's capital lease obligation approximates book value based upon the implicit interest rate of the lease.

    (H) INCOME TAXES

    The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated results of operations in the period that the tax change occurs. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

    (I) REVENUE RECOGNITION

    The Company generates revenue primarily from (1) broadband technology services and (2) licensing and selling broadband technology applications.

                                  ON2.COM INC.

                           DECEMBER 31, 2000 AND 1999

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) BROADBAND TECHNOLOGY SERVICES

    Encoding Services consist of services that convert video and audio content into formats for delivery over the Internet. Encoding services are generally provided under per unit or time and materials contracts. Under these contracts, the Company recognizes revenue when services have been rendered and the Company has no further interest or obligation in the goods and services, which is generally the date on which the goods or services have been delivered to the customer.

    Consulting and Engineering Services consist of services provided by the Company that enable customers to utilize streaming media within intranets, websites, Internet applications and consumer electronic devices. Consulting and engineering services are generally provided under short-term contacts that are primarily fixed price milestone-based or time and materials based. Under milestone-based contracts with customer acceptance clauses, revenues are recognized under the outputs method, with the outputs measured by completion and acceptance of the milestones by the customer. Revenues under time and materials based contracts are recognized when services have been rendered and no further obligations exist. The Company records deferred revenue for arrangements in which cash has been received prior to providing services or the achievement of designated milestones.

    Creative Services consist of creating digital solutions for customers utilizing streaming media. Revenues from creative services are recognized using the percentage-of-completion method for fixed price contracts and as time is incurred for time and materials contracts, provided that collection of the receivable is reasonably assured. Receivables representing time and costs incurred on projects in excess of the amounts billed are recorded as work-in-process in the accompanying balance sheets. Amounts billed in excess of costs incurred are recognized as deferred revenue in the accompanying balance sheets. To the extent costs incurred and anticipated costs to complete a project are in excess of anticipated billings, a loss is recognized in the period such determination is made.

    Hosting Services consist of fees associated with hosting and streaming content for customers. Hosting services are generally provided under guaranteed minimum contracts, whereby the customer pays minimum fees on a recurring monthly basis, or per unit contracts in which the customer pays monthly fees based on bandwidth usage and content hosted.

BROADBAND TECHNOLOGY APPLICATIONS

    Broadband Technology Applications revenues are generated from licensing and selling the Company's proprietary compression and streaming technologies. The Company's revenue recognition policies are in accordance with SOP 97-2, "SOFTWARE REVENUE RECOGNITION" ("SOP 97-2"), as amended by SOP 98-9, "SOFTWARE REVENUE RECOGNITION". Under SOP 97-2, in general, license revenues are recognized when a non-cancelable license agreement has been signed and the customer acknowledges an unconditional obligation to pay, the products or applications have been delivered, there are no uncertainties surrounding customer acceptance, the fees are fixed and determinable, and collection is considered probable. Revenues recognized from multiple-element software arrangements are allocated to each element of the arrangement based on the fair values of the elements, such as products, upgrades, enhancements, post-contract customer support, or training. The determination of the fair value is based on the objective evidence available to the Company. If such evidence of the fair value of each element of the arrangement does not exist, all revenue from the arrangement is deferred until

                                  ON2.COM INC.

                           DECEMBER 31, 2000 AND 1999

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) such time that evidence of the fair value does exist or until all elements of the arrangement are delivered.

    The Company has adopted the provisions of Staff Accounting Bulletin
No. 101, "REVENUE RECOGNITION." The adoption of this pronouncement did not have a material impact on the Company's operating results or its financial position.

    (J) SOFTWARE DEVELOPMENT

    The Company recognizes costs associated with new software or product development and/or significant enhancements to current software or products in accordance with SFAS No. 86, "SOFTWARE DEVELOPMENT COSTS" ("SFAS 86"). Under SFAS 86, these costs are expensed until technological feasibility has been established, at which time any additional costs are capitalized. The Company essentially has completed its software development concurrently with technological feasibility and, accordingly, has not capitalized any software development costs to date.

    Software developed for internal use is recognized in accordance with SOP 98-1, "ACCOUNTING FOR THE COST OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE" ("SOP 98-1"). SOP 98-1 requires all costs related to the development of internal use software other than those incurred during the application development stage to be expensed as incurred. Its also provides guidance on the capitalization of costs incurred during the application development stage for computer software developed or obtained for internal use. SOP 98-1 has not had a material impact on the Company's operating results.

    (K) STOCK-BASED COMPENSATION

    The Company follows the provisions of SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" ("SFAS 123"), which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 allows entities to continue to apply the provisions of APB Opinion No. 25 ("APB 25") and provide pro forma net earnings disclosures for employee stock option grants as if the fair-value-based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion 25 and provide the pro forma disclosure provisions of SFAS 123.

    (L) NET LOSS PER COMMON SHARE

    The Company computes net loss per common share in accordance with Statement of Financial Accounting Standard No. 128, "COMPUTATION OF EARNINGS PER SHARE," ("SFAS 128"). In accordance with SFAS 128, basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the conversion of the Convertible Preferred Stock (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the Treasury Stock method); common equivalent shares are excluded from the calculation if their effect is anti-dilutive.

    Diluted loss per share has not been presented separately, as the convertible preferred stock and the outstanding stock options and warrants are anti-dilutive for each of the periods presented.

                                  ON2.COM INC.

                           DECEMBER 31, 2000 AND 1999

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (M) USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

    (N) CONCENTRATION OF CREDIT RISK

    Financial instruments which subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company invests its cash and cash equivalents primarily in money market funds and certificates of deposits. The Company performs periodic evaluations of these investments and the relative credit standings of the institutions with which it invests. At certain times, the Company's cash balances with any one financial institution may exceed Federal Deposit Insurance Corporation insurance limits.

    The Company's customers are primarily concentrated in the United States. The Company performs ongoing credit evaluations of its customers' financial condition and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information; to date, such losses have been within management's expectations.

    (O) SEGMENT REPORTING

    The Company adopted the provisions of SFAS No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION" ("SFAS 131"). SFAS 131 establishes annual and interim reporting standards for operating segments of a company. SFAS 131 requires disclosures of selected segment-related financial information about products, major customers and geographic areas. The Company is organized in a single operating segment for purposes of making operating decisions and assessing performance. The chief operating decision maker evaluates performance, makes operating decisions and allocates resources based on financial data consistent with the presentation in the accompanying consolidated financial statements.

    The Company's revenues have been earned primarily from customers in the United States. In addition, all significant operations and assets are based in the United States.

                                  ON2.COM INC.

                           DECEMBER 31, 2000 AND 1999

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    (P) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "REVENUE RECOGNITION IN FINANCIAL STATEMENTS." SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. The Company has adopted the provisions of SAB
101. The adoption of this pronouncement has not had a material impact on the Company's operating results or its financial position.

    In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44 ("FIN 44"), "ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION, AN INTERPRETATION OF APB NO. 25." FIN 44 provides guidance on certain aspects of applying APB No. 25. FIN 44 is effective July 1, 2000, but is also effective for certain events that have occurred after December 15, 1998. The Company has adopted the principles of FIN 44 in its consolidated financial statements (see note 8).

    In March 2000, the Emerging Issues Task Force of the FASB reached a consensus on Issue No. 00-2, "ACCOUNTING FOR WEB SITE DEVELOPMENT COSTS" ("Issue No. 00-2") which provides guidance on when to capitalize versus expense costs incurred to develop a web site. The consensus is effective for web site development costs in quarters beginning after June 30, 2000. Issue No.00-2 did not have a material impact on the Company's consolidated financial statements.

    (Q) RECLASSIFICATIONS

    Certain reclassifications have been made to prior year's consolidated financial statements to conform to current year's presentation.

(2) PROPERTY AND EQUIPMENT

                                                              DECEMBER 31, 2000   DECEMBER 31, 1999
                                                              -----------------   -----------------
Furniture and fixtures......................................     $  277,997          $   86,102
Computer equipment..........................................      2,775,296           1,488,344
Leasehold improvements......................................        527,348             167,205
Licensed software...........................................        851,570             418,736
                                                                 ----------          ----------
                                                                  4,432,211           2,160,387
Less accumulated depreciation and amortization..............      1,910,023             837,697
                                                                 ----------          ----------
  Total.....................................................     $2,522,188          $1,322,690
                                                                 ==========          ==========

    As of December 31, 2000, property and equipment included assets under capital leases of $90,721 with related accumulated depreciation of $33,289. There were no assets under capital leases as of December 31, 1999.

(3) ACQUISITIONS

    (A) METAVISUAL CREATIONS LIMITED

    On September 27, 1999, the Company acquired MetaVisual Creations Limited ("MetaVisual"), a foreign private issuer organized and incorporated under the Small Companies Act of the United

                                  ON2.COM INC.

                           DECEMBER 31, 2000 AND 1999

(3) ACQUISITIONS (CONTINUED)
Kingdom, for a purchase price of $2,518,572. The purchase price consisted of $400,000 cash, a $350,000 promissory note and 169,444 shares of the Company's common stock valued at $1,768,572. The purpose of the acquisition was to obtain video signal compression/decompression technology developed by MetaVisual's majority shareholder and only employee. The Company is using the core technology acquired as part of its software architecture platform for distribution of video signals over the World Wide Web.

    Prior to the acquisition, MetaVisual generated limited revenue from development contracts and licensing an earlier version of the technology.

    MetaVisual had no corporate facilities, distribution systems or sales force. The Company did not acquire any customer base or trade names as part of the acquisition. The historical results of operations, cash flows and financial condition of MetaVisual were not material to the Company's and have no relationship to the Company's future use of the technology.

    The purchase price was allocated to tangible assets and the identifiable intangible asset, based on their fair values, as follows:

Purchase Price:.............................................  $2,518,572
                                                              ==========
Cash acquired...............................................  $    9,232
Fixed assets................................................       5,989
Accounts payable............................................      (5,936)
Intangible asset--software technology.......................   2,509,287
                                                              ----------
Total.......................................................  $2,518,572
                                                              ==========

    The acquired software technology is being amortized under the straight-line method over a period of 4 years, the expected period of benefit.

    (B) ASSET PURCHASE OF AUDIO MAGAZINES, INC.

    On November 11, 1999 the Company entered into a three-year employment agreement with an executive to provide video interviews of celebrities for distribution through the Company's broadband technology website. The purpose of the transaction was to obtain the services of a well-known entertainment syndication personality to build relationships in the entertainment community and to create celebrity interview video programming for the Company's website. The Company created Celebrity Interviews, Inc., a wholly owned subsidiary of the Company, in order to record all operations related to the acquired assets of Audio Magazines, Inc.

    The employment agreement provided for salary and benefits in exchange for the exclusive rights to the executive's services during the term of the agreement. In addition, the Company paid $250,000 in cash and issued 182,314 shares of its common stock, valued at $2,256,161. One third of the shares vested immediately. The remainder is held in escrow and vests on each anniversary date over the subsequent two years, unless either party terminates the employment agreement. The Company also received title to video and audio tapes of celebrity interviews acquired or produced by the executive prior to his employment by the Company.

                                  ON2.COM INC.

                           DECEMBER 31, 2000 AND 1999

(3) ACQUISITIONS (CONTINUED)
    The purchase price was allocated to intangible assets and the employment agreement, based on their fair values, as follows:

Purchase Price:.............................................  $2,506,161
                                                              ==========
Audio tapes acquired........................................  $  250,000
Intangible assets--employment agreement.....................   2,256,161
                                                              ----------
Total.......................................................  $2,506,161
                                                              ==========

    The employment agreement and the audio tapes were being amortized under the straight-line method over a three-year term, the expected period of benefit.

    The Company completed a restructuring of its operations in the fourth quarter of 2000 that included the sale of the assets of Celebrity
Interviews, Inc. to the executive from whom they were originally purchased (see note 7). As such, the Company recorded a non-cash charge of approximately $1,531,461, which represented the difference between the aggregate net book value of the of the audio tapes and the intangible assets and the fair value received.

    (C) ASSET PURCHASE OF DVD MAGS, INC.

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

    The Company issued 136,339 shares of Common Stock, valued at $1,872,957, and 34,100 shares of Series B Convertible Preferred Stock (see note 6), valued at $468,447, in connection with the Purchase Agreement. In addition to the issuance of common and convertible preferred stock, the Company incurred $47,993 of acquisitions costs.

    The Quickband Acquisition was accounted for under the purchase method of accounting. The purchase price was allocated to tangible assets and the identifiable intangible assets, based on their fair values, as follows:

Purchase Price:.............................................  $2,389,397
                                                              ==========
Accounts receivable.........................................  $  272,530
Fixed assets................................................     140,587
Other assets................................................     122,350
Assumed liabilities.........................................    (230,008)
Goodwill and library content................................   2,083,938
                                                              ----------
Total.......................................................  $2,389,397
                                                              ==========

                                  ON2.COM INC.

                           DECEMBER 31, 2000 AND 1999

(3) ACQUISITIONS (CONTINUED)
    The historical carrying amounts of the net tangible assets acquired approximated their fair market value on the date of acquisition. The goodwill and library content was being amortized under the straight-line method over an estimated useful life of three years, the expected period of benefit.

    As part of a restructuring plan approved by the Board of Director's in which the Company would dispose of its non-strategic, content related assets, the Company decided to sell the content acquired and created in connection with the Quickband library. (see note 7). As part of the restructuring, the Company recorded a non-cash charge of $1,007,673, which represented a write-down of the Quickband library to fair market value and a write-off of the net book value of the recorded goodwill.

    (D) EIGHT CYLINDER STUDIOS, INC.

    The Company agreed to acquire Eight Cylinder Studios, Inc. ("8CS"), a California corporation pursuant to the terms of an Agreement and Plan of Merger, dated as of July 13, 2000, as amended on September 29, 2000, October 26, 2000 and October 31, 2000 (as amended, the "8CS Merger Agreement"), by and among the Company, 8C Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of the Company, 8CS and certain shareholders of 8CS whereby 8CS was merged with and into 8C Acquisition Corp. The merger was completed on November 3, 2000. 8CS is a California corporation that offers content development and interface technologies solutions for the broadband Internet market.

    Pursuant to the 8CS Merger Agreement, the Company issued approximately 598,428 shares of Common Stock. In addition, the Company issued approximately 150,210 shares of Common Stock in exchange for all outstanding shares of 8CS preferred stock. The total Common Stock issued was valued at approximately $1,673,955. Additionally, the Company incurred approximately $499,029 of transaction costs.

    The merger will be accounted for under the purchase method of accounting. The preliminary purchase price was allocated to tangible assets and the identifiable intangible assets, based on their fair values, as follows:

Purchase Price:.............................................  $2,172,984
                                                              ==========
Cash........................................................  $   28,131
Fixed assets................................................     111,170
Other assets................................................      14,825
Assumed liabilities.........................................  (1,635,701)
Goodwill and other intangible assets........................   3,654,559
                                                              ----------
Total.......................................................  $2,172,984
                                                              ==========

    The Company has preliminarily determined that the historical carrying amounts of the net tangible assets acquired approximated their fair market value on the date of acquisition. The goodwill and other intangible assets are being amortized under the straight-line method over an estimated useful life of three years, the expected period of benefit.

    The following unaudited pro forma consolidated financial information gives effect to the 8CS merger and the Quickband Acquisition as if they had occurred at the beginning of the earliest period

                                  ON2.COM INC.

                           DECEMBER 31, 2000 AND 1999

(3) ACQUISITIONS (CONTINUED)
presented by consolidating the results of operations of the Company, Quickband and 8CS for the years ended December 31, 2000 and 1999.

                                                   DECEMBER 31,   DECEMBER 31,
                                                       2000           1999
                                                   ------------   ------------
Revenue..........................................  $  1,018,139   $  1,038,695
Net loss attributable to common stockholders.....   (65,046,155)   (13,858,548)
Net loss per share--basic and diluted............  $      (2.47)  $      (0.68)
Weighted average--basic and diluted shares
  outstanding....................................    26,732,476     20,494,624

(4) NOTES PAYABLE

    Pursuant to the acquisition of MetaVisual (see note 3), the Company issued to the MetaVisual selling shareholders notes payable in the amount of $350,000 due September 27, 2000 and bearing interest at a rate of 8% per annum. The note was paid in full in July 2000.

    In connection with the acquisition of 8CS, the Company assumed a note payable in the amount of $325,254. Based upon terms of the note, the Company paid $75,000 on December 15, 2000, at which time interest began to accrue at a per diem rate of $66.04. Additionally, the Company is obligated to make a payment of $65,000 on each of January 15, 2001, February 15, 2001 and March 15, 2001. Final payment of the note is due on or before April 15, 2001 and is to include the remaining unpaid principal and any accrued and unpaid interest.

(5) INCOME TAXES

    The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

    For Federal income tax purposes, the Company has net operating loss carryforwards of approximately $52,000,000 which expire at various dates through 2020.

    In accordance with SFAS 109 "ACCOUNTING FOR INCOME TAXES," the Company recognized a deferred tax asset of $18,200,000, primarily resulting from the above net operating loss carryforward. A full valuation allowance has been recorded related to the deferred tax asset as a result of management's uncertainty as to the realization of such asset. Accordingly, no provision for federal income taxes has been recognized. There are no other significant temporary differences. The tax provision of $102,089 for the year ended December 31, 2000 relates primarily to various state and local taxes.

(6) STOCKHOLDERS' EQUITY

    (A) AUTHORIZED SHARES

    On November 17, 2000, the Company's shareholders agreed to increase the Company's Common Stock authorized for issuance from 50,000,000 shares to 100,000,000 shares.

                                  ON2.COM INC.

                           DECEMBER 31, 2000 AND 1999

(6) STOCKHOLDERS' EQUITY (CONTINUED)
    (B) PREFERRED STOCK

    The Company has 20,000,000 shares of preferred stock authorized for issuance and, as of December 31, 2000, five series of convertible preferred stock (collectively "Preferred Stock") were issued and outstanding. Pursuant to its Certificate of Incorporation, the Company may serially designate separate classes of preferred stock up to the aggregate of its authorized limit. The holders of the various series of Preferred Stock generally have similar rights and privileges. Each class of the Preferred Stock is convertible into shares of the Company's Common Stock based on a conversion rate and has rights and preferences which are generally more senior to the Company's Common Stock and are more fully described in the Company's Certificate of Incorporation.

SERIES A CONVERTIBLE PREFERRED STOCK

    Coincident with the Merger, the Company issued in a private offering 2,000,000 preferred stock purchase units (the "Units") pursuant to Rule 506 under the Securities Act of 1933, as amended, for $7.50 per unit. The Company received proceeds, net of transaction costs, of $14,614,113.

    Each Unit consisted of one share of Series A Convertible Preferred Stock, $0.01 par value, and a warrant to purchase 1.114404 shares of Common Stock of the Company at an exercise price of $3.14 per share. Each share of Series A Preferred Stock is non-voting and may be converted at the holder's option, at any time, into one share of Common Stock of the Company. The conversion rate will be adjusted for stock splits, stock dividends and similar events.

    The Series A Convertible Preferred Stock includes a liquidation preference. In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of shares of Series A Convertible Preferred Stock are entitled to receive an amount equal to $7.50 per share. The liquidation price per share would be paid out of the assets of the Company available for distribution prior to any payments made on any shares of the Company's Common Stock or any other capital stock other than the Preferred Stock.

    On May 25, 2000 and June 2, 2000, approximately 1,066,667 and 533,333 shares of Series A Preferred Stock, respectively, were converted into equivalent shares of the Company's Common Stock.

SERIES B CONVERTIBLE PREFERRED STOCK

    In April 2000, the Company designated and issued 34,100 shares of its authorized preferred stock as Series B Preferred Stock, $0.01 par value
("Series B Preferred"), in connection with the Quickband Acquisition. Each share of Series B Preferred converts into one share of the Company's Common Stock. The fair market value of the Series B Preferred on the closing date of the Quickband Acquisition was $468,447, as determined by the fair market value of the Company's Common Stock on such date. In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of the Series B Preferred are entitled to receive an amount equal to $23.46875 per share. The liquidation price per share would be paid out of the assets of the Company available for distribution prior to any payments made on any shares of the Company's Common Stock or any other capital stock other than the Preferred Stock.

                                  ON2.COM INC.

                           DECEMBER 31, 2000 AND 1999

(6) STOCKHOLDERS' EQUITY (CONTINUED)

SERIES C CONVERTIBLE PREFERRED STOCK

    In June 2000, the Company designated 4,285,715 shares of its authorized preferred stock as Series C Preferred Stock, $0.01 par value ("Series C Preferred"). On June 8, 2000, the Company completed a private placement of 1,644,304 shares of the Series C Preferred with detachable warrants for an aggregate purchase price of $10,000,000, in connection with an investment by The Travelers Indemnity Company ("Travelers"). The Company incurred transaction costs of $9,175 in connection with the transaction. This investment was part of an aggregate financing of $15,000,000. The additional $5,000,000 was received and satisfied through the issuance of the Company's Series C-II and Series C-III Convertible Preferred Stock as described below. In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of the Series C Preferred are entitled to receive a liquidation amount of $6.082 per share. The liquidation price per share would be paid out of the assets of the Company available for distribution prior to any payments made on any shares of the Company's Common Stock or any other capital stock that ranks junior to the Preferred Stock.

    In addition to the Series C Preferred, Travelers received detachable warrants which provide them the right to purchase 205,538 shares of the Company's Common Stock at an exercise price of $8.69 and 205,538 shares at of the Company's Common Stock at an exercise price of $10.86 (collectively "Travelers' Warrants").

    The aggregate fair market value of the Series C Preferred on the closing date of the Travelers private placement was $14,284,891 based upon the fair market value of the Company's Common Stock on that date. Additionally, the fair market value of the warrants issued, as calculated using the Black Scholes pricing model, was $1,793,113. In accordance with EITF Issue No. 98-5, "ACCOUNTING FOR CONVERTIBLE SECURITIES WITH BENEFICIAL CONVERSION FEATURES OR CONTINGENTLY ADJUSTABLE CONVERSION RATIOS" ("EITF 98-5"), the Company allocated the net proceeds between the Series C Preferred and the detachable warrants based on the relative fair value method as described in APB Opinion No. 14, "ACCOUNTING FOR CONVERTIBLE DEBT AND DEBT ISSUED WITH STOCK PURCHASE WARRANTS" ("APB No. 14"). The Company allocated $8,876,589 to the Series C Preferred and recorded $1,114,236 of additional paid-in-capital to account for the issuance of the warrants. The difference between the net proceeds allocated to, and the fair market value of, the Series C Preferred on the closing date, which amounted to $5,408,302, was recorded as a non-cash convertible preferred stock dividend in accordance with EITF 98-5. Travelers was granted pricing protection on its $10,000,000 investment regarding certain subsequent investments in the Company. These pricing protections were triggered by the investments in the Series C-II and Series C-III Preferred Stock described below and allows for the following:

    Upon the earlier of (i) a change of control or (ii) December 31, 2001, the Company will (a) cancel the Series C Preferred and in its place issue 1,849,057 shares of Series C-IV Preferred Stock, par value $0.01 per share, with a conversion price of $2.65, and 4,099,678 shares of Series C-V Preferred Stock, par value $0.01 per share, with a conversion price of $1.244, and (b) cancel the Travelers Warrants and in their place issue 462,264 warrants with an exercise price of $2.65 and 1,024,920 warrants with an exercise price of $1.14. The Company recorded a deemed non-cash convertible preferred stock dividend of $12,757,019 for the additional benefit to be received by Travelers upon the future issuance of the Series C-IV and Series C-V Preferred Stock and the related warrants. Travelers is not entitled to any further pricing protections.

                                  ON2.COM INC.

                           DECEMBER 31, 2000 AND 1999

(6) STOCKHOLDERS' EQUITY (CONTINUED)
    Additionally, Travelers is entitled to certain anti-dilution protections. The anti-dilution provisions primarily adjust the conversion price of the Series C Preferred and the number and exercise price of the Travelers' Warrants. The anti-dilution provisions with regard to the Series C-IV Preferred Stock and related warrant issuance under Travelers' pricing protection was triggered by the issuance of the Series C-III Preferred Stock described below. As a result, the conversion price of the Series C-IV Preferred will be adjusted to $2.537, the Company will issue 20,591 additional warrants and the exercise price of the warrants issued in connection with the Series C-IV Preferred Stock will be reduced to $2.537. The Company recorded a deemed non-cash convertible preferred stock dividend of $165,657 to record the additional benefit to be received by Travelers.

    Neither the pricing protection or the anti-dilution provision affect the liquidation preference as defined in the original Series C Preferred Stock agreement.

SERIES C-II CONVERTIBLE PREFERRED STOCK

    In September 2000, the Company designated 924,527 shares of its authorized preferred stock as Series C-II Preferred Stock, $0.01 par value ("Series C-II Preferred"). On September 29, 2000, the Company completed a private placement of 924,527 shares of the Series C-II Preferred with detachable warrants for an aggregate purchase price of $2,450,000 with three investors (the "Series C-II Investors"). The conversion price of the Series C-II Preferred is $2.65. In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of the Series C-II Preferred are entitled to receive an amount equal to $2.65 per share. The liquidation price per share would be paid out of the assets of the Company available for distribution prior to any payments made on any shares of the Company's Common Stock or any other capital stock that ranks junior to the Preferred Stock.

    In addition to the Series C-II Preferred, the Series C-II Investors received detachable warrants which provide them the right to purchase an aggregate of 396,037 shares of the Company's Common Stock at an exercise price of $2.65.

    The aggregate fair market value of the Series C-II Preferred on September 29, 2000 was $2,302,072, based upon the fair market value of the Company's Common Stock on that date. Additionally, the fair market value of the warrants issued, as calculated using the Black Scholes pricing model, was $504,706. In accordance with EITF 98-5, the Company allocated the net proceeds between the Series C-II Preferred and the detachable warrants based on the relative fair value method as described in APB No. 14. The Company allocated $2,009,448 to the Series C-II Preferred and recorded $440,552 of additional paid-in-capital to account for the issuance of the warrants. The difference between the net proceeds allocated to, and the fair market value of, the Series C-II Preferred on the closing date, which amounted to $292,624, was recorded as a preferred stock dividend in accordance with EITF 98-5.

    The Series C-II Investors are entitled to certain anti-dilution protections, triggered by certain subsequent issuances of equity by the Company. The anti-dilution provision primarily adjusts the conversion price of the Series C-II Preferred and the number and exercise price of the original warrants issued. The anti-dilution provision was triggered by the Series C-III Preferred investment described below. As a result, the conversion price of the Series C-II Preferred was adjusted to $2.537,

                                  ON2.COM INC.

                           DECEMBER 31, 2000 AND 1999

(6) STOCKHOLDERS' EQUITY (CONTINUED)
the Company issued an additional 17,641 warrants to the Series C-II Investors and the exercise price of the warrants originally issued to the Series C-II Investors was reduced to $2.537. The Company recorded a deemed non-cash convertible preferred stock dividend of $136,505 to record the additional benefit received by the Series C-II Investors.

SERIES C-III CONVERTIBLE PREFERRED STOCK

    In December 2000, the Company designated 2,049,839 shares of its authorized preferred stock as Series C-III Preferred Stock, $0.01 par value ("Series C-III Preferred"). On December 8, 2000, the Company completed a private placement of the 2,049,839 shares of the Series C-III Preferred with detachable warrants for an aggregate purchase price of $2,550,000 with two investors (the "Series C-III Investors"). The conversion price of the Series III Preferred is $1.244. In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of the Series C-III Preferred are entitled to receive an amount equal to $1.244 per share. The liquidation price per share would be paid out of the assets of the Company available for distribution prior to any payments made on any shares of the Company's Common Stock or any other capital stock that ranks junior to the Preferred Stock.

    In addition to the Series C-III Preferred, the Series C-III Investors received detachable warrants which provide them the right to purchase an aggregate of 635,450 shares of the Company's Common Stock at an exercise price of $1.14.

    The aggregate fair market value of the Series C-III Preferred on December 8, 2000 was $2,459,807, based upon the fair market value of the Company's Common Stock on that date. Additionally, the fair market value of the warrants issued, as calculated using the Black Scholes pricing model, was $350,458. In accordance with EITF 98-5, the Company allocated the net proceeds between the Series C-III Preferred and the detachable warrants based on the relative fair value method as described in APB No. 14. The Company allocated $2,231,928 to the Series C-III Preferred and recorded $318,072 of additional paid-in-capital to account for the issuance of the warrants. The difference between the net proceeds allocated to, and the fair market value of, the Series C-III Preferred on the closing date, which amounted to $227,879, was recorded as a preferred stock dividend in accordance with EITF 98-5.

    The Series C-III Investors are entitled to certain anti-dilution protections triggered by certain subsequent issuances of equity by the Company. The anti-dilution provision primarily adjusts the conversion price of the Series C-III Preferred and the number and exercise price of the original warrants issued to the Series C-III Investors.

(7) RESTRUCTURING CHARGE

    In December 2000, in connection with certain cost saving and corporate restructuring initiatives, the Company's Board of Director's approved a plan that included the sale of certain content-related, non-strategic assets that would no longer be used in the operations of the Company, closing the Company's offices in San Francisco and Los Angeles and a reduction in the Company's workforce.

    As a result of these initiatives, the Company recorded a non-cash restructuring charge of $2,968,665 for the year ended December 31, 2000. The non-cash restructuring charge was comprised of the following: (1) $2,539,134 related to the write-off of goodwill and certain intangible assets associated

                                  ON2.COM INC.

                           DECEMBER 31, 2000 AND 1999

(7) RESTRUCTURING CHARGE (CONTINUED)
with the Company's acquisitions of content-related entities that are being disposed of (2) $235,759 related to the write-off of certain fixed assets, consisting primarily of furniture and fixtures and leasehold improvements, associated with the closing of the Company's offices in San Francisco and Los Angeles and (3) $193,772 related to the write-off of certain office security deposits and prepaid assets from which the Company would not derive any future benefit.

(8) NON-CASH STOCK BASED COMPENSATION

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

    The number of shares, the range of exercise prices and the range of market values for the cashless exercises for January through May 2000 are as follows:

              NUMBER OF SHARES
        (INCLUDES SHARES SURRENDERED)          RANGE OF EXERCISE PRICES   RANGE OF MARKET VALUES
        -----------------------------          ------------------------   -----------------------
                   586,359                      $       0.88 -- $2.25     $      10.75 -- $23.375

    The total non-cash compensation charge related to these exercises for the year ended December 31, 2000 was $10,257,883.

                                  ON2.COM INC.

                           DECEMBER 31, 2000 AND 1999

(8) NON-CASH STOCK BASED COMPENSATION (CONTINUED)
    On January 31, 2000, the Company issued a warrant to purchase 100,000 shares of its Common Stock to a business partner, in exchange for the partner's commitment to be a sponsor of the Company's Web site. The warrant has a five-year life and is immediately exercisable at an exercise price of $19.8875. The fair market value of the Company's Common Stock at the date of issue was $19.75.

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

    In connection with the termination of certain employees during 2000, the Company elected to accelerate the vesting schedule of certain stock options granted to these employees. In accordance with FIN 44, a company must recognize compensation expense if the vesting of a fixed award is modified such that, under the original terms, the award would have expired unexerciseable. Compensation expense is measured as the difference between the intrinsic value on the date of termination and the intrinsic value on the original measurement date. The Company recognized compensation expense of $766,898 for the year ended December 31, 2000 in connection with these accelerated options.

(9) STOCK OPTION PLANS

    In June of 1999, the Company adopted the 1999 Stock Option Plan that replaced all outstanding option plans to date. Under the 1999 Stock Option Plan, all options issued under prior plans were recognized as issued and outstanding under the original terms granted. The Company had originally reserved 4,000,000 shares of Common Stock for issuance under the 1999 Stock Option Plan.

    In February of 2000, the Company amended the 1999 Stock Option Plan to create the 1999 Amended and Restated Incentive and Nonqualified Stock Option Plan as defined in note 8. The 1999 Plan increased the shares of Common Stock reserved for issuance from 4,000,000 to 5,500,000. The Company's stockholders approved the 1999 Plan in May 2000. The 1999 Plan provides for the issuance of incentive stock options, which are intended to qualify under section 422 of the Internal Revenue Service Code, non-qualified stock options and restricted stock grants. The granting of incentive stock options is subject to the limitations as set forth in the 1999 Plan. Directors, officers, employees and consultants are eligible to receive grants under the 1999 Plan. A committee selected by the Company's Board of Directors has the authority to approve option grants and the terms, which include the option price and the vesting terms. Options granted under the 1999 Plan expire after a ten-year period and are subject to acceleration upon the occurrence of certain events.

    In September 2000, the Board of Directors adopted the 2000 Nonqualified Stock Option Plan (the "2000 Plan"). The 2000 Plan reserved for issuance 5,000,000 shares of the Company's Common Stock. The 2000 Plan authorizes the Board of Directors to issue nonqualified stock options as provided in section 422 of the Internal Revenue Code, restricted stock and stock appreciation rights. Only employees, including officers, of the Company and its subsidiaries are eligible to receive grants under the 2000 Plan. A committee selected by the Company's Board of Directors has the authority to approve option grants and the terms, which include the option price and the vesting terms. Options granted

                                  ON2.COM INC.

                           DECEMBER 31, 2000 AND 1999

(9) STOCK OPTION PLANS (CONTINUED)
under the 2000 Plan expire after a ten-year period and are subject to acceleration upon the occurrence of certain events.

    The following table summarizes the stock option activity under all plans from inception:

                                                                                WEIGHTED AVERAGE
                                                              OPTIONS GRANTED    EXERCISE PRICE
                                                              ---------------   ----------------
Outstanding December 31, 1998...............................     1,031,627           $1.52

  Granted...................................................     1,854,352            7.30
  Exercised.................................................       (20,750)           2.25
  Canceled..................................................            --              --
                                                                ----------           -----
Outstanding December 31, 1999...............................     2,865,229            5.25

  Granted...................................................     6,491,698            7.34
  Exercised.................................................      (912,600)           1.28
  Canceled..................................................    (1,619,551)           9.58
                                                                ----------           -----
Outstanding at December 31, 2000............................     6,824,776           $6.79
                                                                ==========           =====
Vested at December 31, 1999.................................       896,057
                                                                ==========
Vested at December 31, 2000.................................     1,099,616
                                                                ==========
Options available for grant at December 31, 2000............     2,741,874
                                                                ==========

    The following table summarizes information about stock options outstanding as of December 31, 2000:

                                                                               OPTIONS EXERCISABLE
                                                        WEIGHTED AVERAGE   ----------------------------
                           NUMBER         WEIGHTED         REMAINING         NUMBER         WEIGHTED
  RANGE OF EXERCISE       OF SHARES       AVERAGE       CONTRACTUAL LIFE    OF SHARES       AVERAGE
        PRICES           OUTSTANDING   EXERCISE PRICE      (IN YEARS)      OUTSTANDING   EXERCISE PRICE
----------------------   -----------   --------------   ----------------   -----------   --------------
$    0.88--$2.99          2,670,441         $1.98           9.1               676,636         $1.41

$    3.13--$9.81          1,706,270         $5.71           9.5                 8,333         $9.81

$   10.44--$18.50         2,419,062        $12.63           9.2               410,314        $12.76

$   19.50--$34.00            29,003        $26.29           9.0                 4,333        $27.75
                          ---------        ------          ---------        ---------        ------

$   0.88--$34.00          6,824,776         $6.79           9.2             1,099,616         $5.81
                          =========        ======          =========        =========        ======

    The Company applies APB No. 25 in accounting for its stock options granted to employees and accordingly, no compensation expense has been recognized in the consolidated financial statements. Had the Company determined compensation expense based on the fair value at the grant date for its

                                  ON2.COM INC.

                           DECEMBER 31, 2000 AND 1999

(9) STOCK OPTION PLANS (CONTINUED)
stock options issued to its employees under SFAS 123, the net loss would have been adjusted to the pro forma amounts indicated below:

                                               YEAR ENDED       YEAR ENDED DECEMBER
                                            DECEMBER 31, 2000        31, 1999
                                            -----------------   -------------------
Net loss, as reported.....................   $   (43,643,458)      $(10,087,542)
Net loss, pro forma.......................       (48,351,292)       (10,335,300)
Loss per share, as reported...............   $         (2.40)      $      (0.51)
Loss per share, pro forma.................   $         (2.58)      $      (0.53)

Weighted average risk free interest
  rate....................................               5.1%               5.5%
Volatility................................                75%                75%
Weighted average expected life............            3 yrs.             3 yrs.

    The per share weighted average fair value of the stock options granted during 2000 and 1999 was $3.73 and $1.44, respectively, on the date of grant using the option-pricing method with the weighted average assumptions noted in the table above.

(10) EQUITY CREDIT LINE

    In December 2000, the Company entered into a common stock purchase agreement ("Stock Purchase Agreement") with an accredited investor ("Investor"), for the sale, from time to time, of the Company's Common Stock. Pursuant to the Stock Purchase Agreement, the Investor has committed to purchase up to $23,000,000 of Common Stock over a 36 month period. The Investor may be required to invest an additional $17,000,000 upon the attainment of certain trading volumes and weighted average market prices in the Company's Common Stock. However, the Company's ability to procure funds through the Stock Purchase Agreement may also be limited or prohibited based on certain trading volumes and weighted average market prices in the Company's Common Stock.

    Under the Stock Purchase Agreement, shares of Common Stock are periodically sold to the Investor at a discount from market value ranging from 6%-10%, depending on the closing price of the Company's Common Stock. The amount of Common Stock sold is at the sole discretion of the Company and at no time throughout the term of the Stock Purchase Agreement is the Company obligated to sell its Common Stock, unless the Company issues a draw-down notice. The Company issued warrants to purchase 50,000 shares of the Company's Common Stock and incurred $25,000 of transaction costs in connection with the Stock Purchase Agreement. The Company had not sold any Common Stock under the Stock Purchase Agreement as of December 31, 2000.

(11) COMMITMENTS AND CONTINGENCIES

    (A) OPERATING LEASES

    The Company has entered into several non-cancelable leases, primarily related to the rental of certain facilities and equipment. Future minimum lease payments, by year and in the aggregate, under

                                  ON2.COM INC.

                           DECEMBER 31, 2000 AND 1999

(11) COMMITMENTS AND CONTINGENCIES (CONTINUED) operating leases with initial or remaining terms in excess of one year consisted of the following at December 31, 2000:

                                                               AMOUNT
YEAR ENDED DECEMBER 31,                                       --------
2001........................................................  $671,248

2002........................................................   221,879
                                                              --------

  Total minimum lease payments..............................  $893,527
                                                              ========

    Rent expense under operating leases amounted to $1,092,547 and $247,793 for the years ended December 31, 2000 and 1999, respectively.

    (B) EMPLOYMENT AGREEMENTS

    The Company maintains employment agreements, expiring at various intervals, with three executives and several non-executive employees of the Company. The employment agreements provide for a minimum salary, incentive compensation and certain benefits, among other items.

    (C) LITIGATION

    The Company was a defendant in a lawsuit regarding an alleged breach of contract that sought damages in the millions of dollars. The Company denied the substantive allegations and contested the case vigorously. During fiscal year 1998, the court ruled that the plaintiff was entitled to $60,000 based on the contract, plus interest. Accordingly, the Company accrued and paid $89,000 relating to this matter. The Plaintiff filed a notice of appeal with respect to the summary judgment and trial decision. The Company opposed the appeal and cross-appealed with respect to denomination of prevailing party. The court held that the Company was the prevailing party and was thus entitled to recover reasonable counsel fees. In April 2000, the Company was granted a judgment for $215,000 in legal fees, which payment was received in May 2000.

    From time to time the Company has been named in other claims arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

(12) RELATED PARTY TRANSACTIONS

    A former member of the Company's Board of Directors owns all of the securities of Verus Capital Corporation ("Verus"), a diversified investment group that is also a shareholder of Company. On June 15, 1999, the Company entered into a two-year consulting contract with Verus whereby the Company agreed to pay Verus $12,500 per month in exchange for management and consulting services. The Company paid to Verus $150,000 and $75,000 in consulting fees for the years ended December 31, 2000 and 1999, respectively.

                                  ON2.COM INC.

                           DECEMBER 31, 2000 AND 1999

(12) RELATED PARTY TRANSACTIONS (CONTINUED)
    During 2000, the Company purchased $377,500 of Internet advertising services from an interactive media buying and marketing services company of which a director of the Company is chairman. These services were used to purchase advertising space on behalf of the Company on third party Internet publishers.

(13) SUBSEQUENT EVENTS

    In January 2001, the Company entered into a financing agreement with an existing shareholder of the Company whereby the Company would receive up to $2,000,000 in exchange for convertible debentures and warrants to purchase shares of Common Stock. The amounts received under this financing arrangement will be equal to those amounts received under the Stock Purchase Agreement, as described in note 10, or any additional financings, up to a maximum of $2,000,000.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

    We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of On2.com Inc., included in this Form 10-KSB and have issued our report thereon, dated
February 20, 2001. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the Index to Consolidated Financial Statements is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth in relation to the basic financial statements taken as a whole.

                                              /s/ Arthur Andersen LLP

New York, New York
February 20, 2001

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                        ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                  BALANCE AT BEGINNING   ADDITIONS CHARGED TO                BALANCE AT END OF
                                       OF PERIOD               EXPENSE          DEDUCTIONS        PERIOD
YEAR ENDED,                       --------------------   --------------------   ----------   -----------------
December 31, 1999...............        $    --                 $    --           $    --         $    --
December 31, 2000...............        $    --                 $25,000           $    --         $25,000