Form 10QSB
period 2001-03-31
ON2COM INC
filed 2001-05-15
CIK 1045280

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                                  For the quarterly period ended March 31, 2001.

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                                  For the transition period from ____ to ____.

Commission file number 1-15117.


                                  ON2.COM INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                     84-1280679
--------------------------------------------------------------------------------
(State or other jurisdiction                           (I.R.S. Employer
 of incorporation or organization)                    Identification No.)

145 Hudson Street                                           10013
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

                                 (917) 237-0500
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

The number of shares of the Registrant's Common Stock, par value $0.01 ("Common Stock"), outstanding as of May 8, 2001 was 30,738,233.

Transitional Small Business Disclosure Format (Check one):   |_| Yes    |X| No

                                TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

                                                                                                               PAGE

Item 1.  Unaudited Condensed Consolidated Financial Statements.

Unaudited Condensed Consolidated Balance Sheets at March 31, 2001 and December 31, 2000........................  4
Unaudited Condensed Consolidated Statements of Operations,
  Three Months Ended March 31, 2001 and 2000...................................................................  5
Unaudited Condensed Consolidated Statements of Cash Flows
  Three Months Ended March 31, 2001 and 2000...................................................................  6
Notes to Unaudited Condensed Consolidated Financial Statements.................................................  8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations................. 12

Item 3.  Qualitative and Quantitative Disclosures About Market Risk............................................ 22


PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings..................................................................................... 23

Item 2.  Changes in Securities................................................................................. 23

Item 4.  Submission of Matters to a Vote of Security Holders................................................... 23

Item 6.  Exhibits and Reports on Form 8-K...................................................................... 23

Signatures..................................................................................................... 24

                         PART I -- FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Consolidated Financial Statements

                                  ON2.COM INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  March 31,        December 31,
                                                                                    2001              2000
                                                                                -------------     --------------
                                                                                 (unaudited)
                                    ASSETS

   Current assets:
     Cash and cash equivalents...............................................    $    245,339      $     1,561,495
     Accounts receivable......................................................        741,571              392,943
     Prepaid and other current assets.........................................        293,359              566,540
                                                                                 ------------      ---------------

        Total current assets..................................................      1,280,269            2,520,978

   Property and equipment, net................................................      2,173,169            2,522,188
   Goodwill and other intangible assets, net..................................      5,312,928            5,747,842
   Other assets...............................................................        509,765              419,049
                                                                                 ------------      ---------------
        Total assets.........................................................    $  9,276,131      $    11,210,057
                                                                                 ============      ===============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
     Accounts payable and accrued expenses...................................    $  1,379,173      $     2,278,622
     Notes payable............................................................         62,254              251,311
     Deferred revenue.........................................................        119,482               72,604
     Capital lease obligations................................................         12,837               26,100
                                                                                 ------------      ---------------
        Total current liabilities.............................................      1,573,746            2,628,637
   Convertible debentures.....................................................        354,067                   --

   Commitments and contingencies..............................................

   Stockholders' equity:
     Preferred stock..........................................................         50,528               50,528
     Common stock.............................................................        299,279              276,842
     Additional paid-in                                                            90,441,180           86,293,786
     capital............................................... ..................
     Deferred compensation....................................................        (17,828)             (47,410)
     Accumulated other comprehensive loss.....................................        (10,513)              (3,966)
     Accumulated deficit......................................................    (83,414,328)         (77,988,360)
                                                                                 ------------      ---------------
       Total stockholders' equity.............................................      7,348,318            8,581,420
                                                                                 ------------      ---------------
       Total liabilities and stockholders' equity.............................   $  9,276,131      $    11,210,057
                                                                                 ============      ===============



 SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  ON2.COM INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                       Three Months Ended March 31,
                                                                                  ---------------------------------------
                                                                                         2001                2000
                                                                                  ----------------     ------------------
Revenues........................................................................   $       705,643     $       104,187

Operating expenses:
     Research and development...................................................         1,851,529           3,376,493
     Sales and marketing........................................................           717,462           2,487,451
     General and administrative.................................................         1,979,761           1,728,910
     Restructuring charge.......................................................           293,200                  --
     Non-cash stock based compensation..........................................            50,000           9,430,201
                                                                                  ----------------     ---------------

Total operating expenses........................................................         4,891,952          17,023,055
                                                                                  ----------------     ---------------

Loss from operations............................................................        (4,186,309)        (16,918,868)

Interest and other (expense) income, net........................................          (269,845)            140,927
                                                                                  ----------------     ---------------

Loss before provision for income taxes..........................................        (4,456,154)        (16,777,941)

Provision for income taxes......................................................            11,326              58,632
                                                                                  ----------------     ---------------

Net loss........................................................................        (4,467,480)        (16,836,573)

Non-cash convertible preferred stock dividend...................................           958,497                  --
                                                                                  ----------------     ---------------

Net loss attributable to common stockholders....................................   $    (5,425,977)    $   (16,836,573)
                                                                                  ================     ===============

Basic and diluted net loss per common share.....................................   $        (0.19)     $        (0.69)
                                                                                  ================     ===============
Weighted average basic and diluted common
  shares outstanding............................................................        29,016,304          24,380,933
                                                                                  ================     ===============


 SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  ON2.COM INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                           Three Months Ended March 31,
                                                                                            2001                  2000
                                                                                       -------------------------------------

Cash flows from operating activities:

  Net .........................................................................         $ (4,467,480)         $(16,836,573)
  loss
    Adjustments to reconcile net loss to net cash used in operating activities:
     Non-cash stock based compensation ........................................               50,000             9,430,201
     Depreciation and amortization.............................................              848,005               527,579
     Amortization of debt discount ............................................              293,577                  --
     Deferred compensation ....................................................               26,742                  --
     Restructuring charges ....................................................              293,200                  --
   Changes in operating assets and liabilities, net of effect of acquisitions:
     Accounts receivable, net .................................................             (478,159)               55,745
     Prepaid and other current assets .........................................              273,180                (3,571)
     Other assets .............................................................               33,660                 4,878
     Accounts payable and accrued expenses ....................................             (884,044)            1,924,448
     Deferred revenue .........................................................               53,127                25,000
                                                                                        ------------          ------------

Net cash used in operating activities .........................................           (3,958,192)           (4,872,293)
                                                                                        ------------          ------------

Cash flows from investing activities:

  Purchases of property and equipment .........................................              (46,467)           (1,131,771)
  Advance to affiliated company ...............................................                 --                (110,000)
  Proceeds from the sale of fixed assets ......................................               25,000                  --
  Cash paid for acquisitions, net of cash acquired ............................              (42,131)                 --
                                                                                        ------------          ------------

Net cash used in investing activities .........................................              (63,598)           (1,241,771)
                                                                                        ------------          ------------

Cash flows from financing activities:

  Principal payments on capital lease obligations .............................              (13,263)              (11,871)
  Principal payments on notes payable .........................................             (189,056)                 --
  Principal payments on notes payable to stockholders .........................                 --                  (5,000)
  Proceeds from the sale of common stock ......................................            1,533,500                  --
  Proceeds from the issuance of convertible debentures ........................            1,375,000                  --
  Proceeds from exercise of common stock options and warrants .................                6,000                   664
                                                                                        ------------          ------------
Net cash provided by (used in) financing activities ...........................            2,712,181               (16,207)
                                                                                        ------------          ------------
Net change in cash and cash equivalents .......................................           (1,309,609)           (6,130,271)
                                                                                        ------------          ------------

Effect of exchange rate changes on cash and cash equivalents ..................               (6,547)                 --

Cash and cash equivalents, beginning of period ................................            1,561,495            15,083,419
                                                                                        ------------          ------------
Cash and cash equivalents, end of period ......................................         $    245,339          $  8,953,148
                                                                                        ============          ============

                                  ON2.COM INC.
      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES:

                                                                             Three Months Ended March 31,
                                                                             2001                  2000
                                                                     ---------------------------------------------


Cash paid during the period for:
   Interest..........................................................   $          585       $        1,224
                                                                     ==============================================
   Taxes.............................................................   $        4,000       $       52,475
                                                                     ==============================================
 Acquisition of fixed assets under capital leases....................   $           --       $       72,750
                                                                     ==============================================


 SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  ON2.COM INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)   Description of On2.com Inc.

      On2.com Inc. ("On2" or the "Company") has developed proprietary video compression and streaming technology that combines the classic elements of television with the interactivity of the Internet or consumer electronic devices for delivery to broadband end users. The Company's business model is to provide broadband Internet video encoding, streaming and hosting services, broadband consulting and engineering services and to license its proprietary broadband technology solutions to owners of video content and consumer electronic devices who want to distribute television quality video images to broadband end users.

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

(b)   Basis of Presentation

      The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries from their respective dates of acquisition. All significant intercompany balances and transactions have been eliminated in consolidation.

      The interim condensed consolidated financial statements are unaudited. However, in the opinion of management, the interim data include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the consolidated results for the interim periods. The condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures included herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company's Form 10-KSB Report filed with the SEC on April 2, 2001.

(c)   Reclassifications

      Certain reclassifications have been made to the prior year's condensed consolidated financial statements to conform to the current year's presentation.

(2)   PROPERTY AND EQUIPMENT

                                                                      March 31, 2001         December 31, 2000
                                                                 -------------------------------------------------



Furniture and fixtures............................................   $      277,997          $      277,997
Computer equipment................................................        2,789,429               2,775,296
Leasehold improvements............................................          527,348                 527,348
Licensed software.................................................          851,570                 851,570
                                                                 --------------------------------------------------

                                                                          4,446,344               4,432,211

Less accumulated depreciation and amortization....................        2,273,175               1,910,023
                                                                 --------------------------------------------------
   Total..........................................................  $     2,173,169          $    2,522,188
                                                                 ==================================================


      As of March 31, 2001, property and equipment included assets under capital leases of $90,721 with related accumulated depreciation of $40,251. As of December 31, 2000, property and equipment included assets under capital leases of $90,721 with related accumulated depreciation of $33,289.

(3)   NOTES PAYABLE

      In connection with its acquisition of Eight Cylinder Studios, Inc. in November 2000, the Company assumed a note payable in the amount of $325,254. Based upon the terms of the note, the Company paid $75,000 on December 15, 2000, at which time interest began to accrue at an annual rate of 9.50%. The Company made payments of $65,000 on each of January 15, 2001, February 15, 2001 and March 15, 2001. Final payment of $62,889 was made on April 15, 2001 and included all unpaid principal and interest.

(4)   CONVERTIBLE DEBENTURES

      In January 2001, the Company entered into a financing agreement with an existing shareholder of the Company whereby the Company would receive up to $2,000,000 in exchange for Series A Convertible Debentures ("Debentures") and warrants to purchase shares of Common Stock. The timing of and the dollar value of amounts received under this financing arrangement are required to equal amounts received and coincide with investments by others in the Company, up to a maximum of $2,000,000.

      Under the terms of the agreement, the Debentures consist of 200 units, which are comprised of (1) $10,000 principal amount of Debentures and (2) one warrant to purchase 6,667 shares of Common Stock at an exercise price of $1.68. The principal amount of the Debentures can be converted into shares of Common Stock at a conversion ratio of $0.45. The principal amount of the Debentures are due 4 years from the date of issuance and can be converted into shares of Common Stock six months after the date of issuance at the discretion of the holder.

      As of March 31, 2001, the Company had received $1,375,000 under the Debenture agreement. The Company allocates the proceeds received to the principal amount of the Debentures and the warrants based upon the relative fair value method. The difference between the relative fair value of the Debentures and the actual fair value of the debentures, based on the fair value of the shares of Common Stock in which the Debentures could be converted on the date of issuance, is recorded as a debt discount. The total amount of the debt discount is limited to the relative fair value attributed to the Debentures. The total amount of the debt discount recorded as of March 31, 2001 was $1,155,889. Amortization of the debt discount included in interest expense was $293,577 for the three months ended March 31, 2001.

(5)   STOCKHOLDERS' EQUITY

(a)   Preferred Stock

Series C Convertible Preferred Stock

      The Travelers Indemnity Company ("Travelers"), the holders of the Series C Preferred Stock, was granted pricing protection on its investment regarding certain subsequent investments in the Company. These pricing protections were triggered by the investments in the Series C-II and Series C-III Preferred Stock described below and allows for the following:

      Upon the earlier of (i) a change of control or (ii) December 31, 2001, the Company will (a) cancel the Series C Preferred and in its place issue 1,849,057 shares of Series C-IV Preferred Stock, par value $0.01 per share, with a conversion price of $2.65, and 4,099,678 shares of Series C-V Preferred Stock, par value $0.01 per share, with a conversion price of $1.244, and (b) cancel the warrants issued in connection with the Series C Preferred Stock and in their place issue 462,264 warrants with an exercise price of $2.65 and 1,024,920 warrants with an exercise price of $1.14. Travelers is not entitled to any further pricing protections.

      Additionally, Travelers is entitled to certain anti-dilution protections. The anti-dilution provisions primarily adjust the conversion price of the Series C Preferred Stock and the number and exercise price of the warrants. The convertible debenture financing described in Note 4 triggered the anti-dilution provision with regard to the Series C Preferred Stock and also the Series C-IV and C-V Preferred Stock to be issued as set forth below. As a result, the conversion price of the Series C-IV Preferred Stock will be adjusted to $2.347, the Company will issue 39,085 additional warrants and the exercise price of the warrants will be reduced to $2.347. Additionally, the conversion price of the Series C-V Preferred Stock will be adjusted to $1.166, the Company will issue 158,253 additional warrants and the exercise price of the warrants will be reduced to $1.071. The Company recorded a deemed non-cash convertible preferred stock dividend of $456,632 to record the additional benefit to be received by Travelers.

Series C-II Convertible Preferred Stock

      The holders of the Series C-II Preferred Stock are entitled to certain anti-dilution protections, triggered by certain subsequent issuances of equity by the Company. The anti-dilution provision primarily adjusts the conversion price of the Series C-II Preferred Stock and the number and exercise price of the original warrants issued. The convertible debenture financing described in
Note 4 triggered the anti-dilution provision. As a result, the conversion price of the Series C-II Preferred Stock was adjusted to $2.347, the Company issued an additional 33,485 warrants and the exercise price of the warrants was reduced to $2.347. The Company recorded a deemed non-cash convertible preferred stock dividend of $260,295 to record the additional benefit received by the Series C-II Investors.

Series C-III Convertible Preferred Stock

      The holders of the Series C-III Preferred Stock are entitled to certain anti-dilution protections, triggered by certain subsequent issuances of equity by the Company. The anti-dilution provision primarily adjusts the conversion price of the Series C-III Preferred Stock and the number and exercise price of the original warrants issued. The convertible debenture financing described in
Note 4 triggered the anti-dilution provision. As a result, the conversion price of the Series C-III Preferred Stock was adjusted to $1.071, the Company issued an additional 98,116 warrants and the exercise price of the warrants was reduced to $1.071. The Company recorded a deemed non-cash convertible preferred stock dividend of $241,570 to record the additional benefit received by the Series C-III Investors.

(b)   Common Stock

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

      Under the Stock Purchase Agreement, shares of Common Stock are periodically sold to the Investor at a discount from market value ranging from 6%-10%, depending on the closing price of the Company's Common Stock. The amount of Common Stock sold is at the sole discretion of the Company and at no time throughout the term of the Stock Purchase Agreement is the Company obligated to sell its Common Stock, unless the Company issues a draw-down notice. The Company issued warrants to purchase 50,000 shares of the Company's Common Stock and incurred $25,000 of transaction costs in connection with the Stock Purchase Agreement. As of March 31, 2001, the Company had sold approximately 1,945,200 shares of Common Stock for net proceeds of $1,533,500 under the Stock Purchase Agreement.

(6)   RESTRUCTURING CHARGE

      In December 2000, in connection with certain cost saving and corporate restructuring initiatives, the Company's Board of Director's approved a plan that included the sale of certain content-related, non-strategic assets that would no longer be used in the operations of the Company, closing the Company's offices in San Francisco and Los Angeles and a reduction in the Company's workforce.

      As a result of these initiatives, the Company recorded a non-cash restructuring charge of $293,200 for the three months ended March 31, 2001. The non-cash restructuring charge was comprised of the following: (1) $210,000 related to the termination of an employment contract which was satisfied through the issuance of 150,000 shares of Common Stock in February 2001 and (2) $83,200 related to the termination of a commercial lease obligation in San Francisco which was satisfied through the issuance of 80,000 shares of Common Stock in March 2001. The agreements were consummated subsequent to fiscal year end 2000 and the obligations of the Company could not be valued at December 31, 2000.

(7)   SUBSEQUENT EVENTS

In February 2001, the Board of Directors adopted the 2001 Employee Stock Purchase Plan ("ESPP"). The ESPP will provide eligible employees of the Company the opportunity to apply a portion of their after tax compensation to the purchase of shares of the Company's Common Stock at a 15% discount from market value. The Company will reserve 4,000,000 authorized but unissued shares of Common Stock for issuance under the ESPP. The ESPP is subject to shareholder approval and will be voted on at the Company's Annual Meeting of Shareholders on May 22, 2001.

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

      In view of the rapidly evolving nature of its business and its limited operating history, the Company has limited experience forecasting its revenues and operating costs. Therefore, the Company believes that period-to-period comparisons of financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. To date, the Company has incurred substantial costs to create technology products and services. As of March 31, 2001, the Company had an accumulated deficit of $83.4 million. The Company will continue to incur costs to develop, introduce and enhance products and services, build brand awareness and grow the business. The Company may also incur significant additional costs related to technology, marketing or acquisitions of businesses and technologies to respond to changes in this rapidly developing industry. These costs may not correspond with any meaningful increases in revenues in the near term, if at all. As such, these costs may result in negative operating cash flows until such time as the Company generates sufficient revenue to offset such costs.

RESULTS OF OPERATIONS

      REVENUES. Revenues for the three months ended March 31, 2001 were $705,643 as compared to $104,187 for the three months ended March 31, 2000. Revenues for the three months ended March 31, 2001 were derived primarily from engineering and consulting services, encoding services and the licensing of DVD assets. Revenues for the three months ended March 31, 2000 were derived primarily from historical licensing agreements. Through the first quarter of 2000, the Company devoted substantially all its efforts to building the On2.com network and developing the technology to operate a broadband content site. Commencing with the second quarter of 2000, the Company made a strategic decision to de-emphasize the development of its content site and re-directed its strategic initiatives toward providing its proprietary broadband technology services and applications to customers requiring television quality video signals for distribution to their broadband Internet user base. The majority of the Company's current and future revenue is and will be derived from broadband Internet video encoding, streaming and hosting services, engineering and consulting services and licensing its technology to video content owners who want to use the Company's technology to distribute television quality video images to broadband Internet users.

      OPERATING EXPENSES

      The Company's operating expenses consist of research and development, sales and marketing, general and administrative expenses, restructuring charges and non-cash stock based compensation.

      RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and related expenses for personnel and consulting fees associated with the development and enhancement of the Company's proprietary broadband technology services and applications, hosting costs, depreciation and operating leases for certain equipment. Research and development expenses were $1,851,529 for the three months ended March 31, 2001 as compared to $3,376,493 for the three months ended March 31, 2000. The period-to-period decrease in absolute dollars is primarily attributable to a decrease in internal personnel and consulting fees associated with developing and enhancing the new technology and products. Additionally, as a result of certain cost-savings initiatives, the Company disposed of certain non-strategic, content related assets that decreased certain personnel and production costs as well. Moreover, research and development expenses for the three months ended March 31, 2000 include costs associated with the development of a broadband content Website and costs associated with producing, acquiring, processing and distributing content for it. As a result of a strategic decision to focus on providing services and products that include its proprietary broadband technology solutions, the Company did not incur content development and distribution costs for the three months ended March 31, 2001 nor does it expect to incur such costs in future periods. The Company believes that continued investments in research and development are necessary to maintain its competitive advantage and meet its strategic objectives. Therefore, the Company will hire additional engineers and consultants as necessary to develop and enhance its broadband technology services and applications.

      SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries and related costs of sales, business development and marketing personnel, tradeshow expenses, advertising costs, marketing and promotional costs incurred to create brand awareness and public relations expenses. Sales and marketing expenses were $717,462 for the three months ended March 31, 2001 as compared to $2,487,451 for the three months ended March 31, 2000. The period-to-period decrease is primarily attributable to a decrease in personnel, advertising costs and tradeshow costs associated with the Company's cost saving initiatives implemented in December 2000. However, the Company intends to continue to recruit and hire experienced personnel, as necessary, to sell and market its products and services.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and related personnel costs for general corporate functions including MIS, finance, human resources, legal and facilities, outside legal and professional fees, depreciation of fixed assets, amortization of goodwill and other intangible assets and general operating overhead. General and administrative costs were $1,979,761 for the three months ended March 31, 2001 as compared to $1,728,910 for the three months ended March 31, 2000. The period-to-period increase is primarily attributable to increased salaries and related personnel costs to build our basic administrative infrastructure, increases in certain professional fees and an increase in the deprecation of fixed assets offset by decreases in legal fees, rent and general overhead costs resulting from the Company's cost savings initiatives. The Company does not anticipate significant fluctuations in its general and administrative costs in future periods.

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

      As a result of these initiatives, the Company recorded a non-cash restructuring charge of $293,200 for the three months ended March 31, 2001. The non-cash restructuring charge was comprised of the following: (1) $210,000 related to the termination of an employment contract which was satisfied through the issuance of 150,000 shares of Common Stock in February 2001 and (2) $83,200 related to the termination of a commercial lease obligation in San Francisco which was satisfied through the issuance of 80,000 shares of Common Stock in March 2001. The agreements were consummated subsequent to fiscal year end 2000 and the obligations of the Company could not be valued at December 31, 2000.

      NON-CASH STOCK BASED COMPENSATION. Non-cash stock based compensation was $50,000 for the three months ended March 31, 2001 as compared to $9,430,201 for the three months ended March 31, 2000. The non-cash stock based charge for the three months ended March 31, 2001 is a result of shares of Common Stock issued to the Company's Non-Executive Chairman in lieu of cash compensation. The non-cash compensation for the three months ended March 31, 2000 is the result of cashless exercises of stock options granted to employees under the Company's 1999 Amended and Restated Stock Option Plan (the "1999 Plan"). As the 1999 Plan was self-administered between January 2000 and May 2000, generally accepted accounting principles required the Company to recognize the full fair market value of all shares exercised under the cashless provision during that period. The Company has now contracted with a third party to administer all stock option exercises. Thus, the Company does not anticipate non-cash charges from cashless exercises in future periods. The non-cash stock based charge related to these cashless exercises for the three months ended March 31, 2000 was $8,130,201. Additionally, for the three months ended March 31, 2000, the Company recorded a non-cash stock based charge of $1,300,000 in connection with the issuance of a warrant to a business partner who agreed to sponsor the Company's web site.

      INTEREST AND OTHER (EXPENSE) INCOME, NET. Interest and other (expense) income, net primarily consists of interest income earned on the Company's cash and cash equivalents, interest expense incurred from the Company's capital lease obligations and note payables and the amortization of debt discounts. Interest and other (expense) income, net was ($269,845) for the three months ended March 31, 2001 as compared to $140,927 for the three months ended March 31, 2000. The period-to-period decrease for the three months ended is a result of a decrease in the average balance of our cash and cash equivalents for the three months ended March 31, 2001 as compared to same period in 2000, the amortization of a debt discount related to the Company's convertible debenture financing.

      INCOME TAXES. Income taxes are based solely on state and local taxes on business and investment capital. Income taxes were $11,326 for the three months ended March 31, 2001 as compared to $58,632 for the three months ended March 31, 2000. The period-to-period decrease is attributable to a decrease in the Company's investment capital.

LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 2001, the Company had cash and cash equivalents of $245,339 as compared to $1,561,495 at December 31, 2000.

      Net cash used in operating activities was $3,958,222 and $4,872,293 for the three months ended March 31, 2001 and 2000, respectively. The decrease in net cash used in operating activities is primarily attributable to a decrease in the Company's net operating losses, excluding depreciation and amortization, non-cash stock based charges and restructuring charges offset by an increase in accounts receivable and a decrease in accounts payable.

      Net cash used in investing activities was $63,598 and $1,241,771 for the three months ended March 31, 2001 and 2000, respectively. The period-to-period decrease is primarily attributable to decreases in the purchases of property and equipment and advances made to affiliates.

      Net cash provided by (used in) financing activities was $2,712,181 and ($16,207) for the three months ended March 31, 2001 and 2000, respectively. The period-to-period increase is primarily attributable to proceeds received from the issuance of Common Stock and convertible debentures offset by principal payments of notes payable.

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

      Management is actively pursuing increases to cash flows and additional sources of financing and believes that such increases and additional financing will generate sufficient cash flow to fund the Company's operations through fiscal year 2001. Management's plan to increase the Company's cash flows from operations relies significantly on increases in revenue generated from its broadband technology services, products and licenses and decreases in operating expenses. However, there are no assurances that such matters will be successfully consummated. In such event, the Company could reduce the development of its products and services, scale back current operations until such funds become available on terms acceptable to the Company and could potentially result in a modification to the auditor's report on the Company's December 31, 2001 financial statements. See "Risk Factors That May Affect Future Operating Results."

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In July 1999, the Financial Accounting Standards Board ("FASB") approved SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferred of the Effective date of FASB Statement No. 133." SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivatives fair value be recognized in earnings unless specific hedge accounting criteria are met. The adoption of SFAS 133 did not have a material effect on the Company's consolidated financial statements.

RISK FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

      In evaluating our business, prospective investors and shareholders should carefully consider the following risks in addition to the other information in this 10-QSB or in the documents referred to in this 10-QSB. Any of the following risks could have a material adverse impact on our business, operating results and financial condition and result in a complete loss of your investment.

WE NEED ADDITIONAL CASH TO OPERATE OUR BUSINESS AND OUR VIABILITY AS A GOING CONCERN IS UNCERTAIN.

      Since our inception, we have incurred significant losses and negative cash flow from operations, and as of March 31, 2001, we had an accumulated deficit of approximately $83.4 million. Based on our present operating expenses, taking into account available cash reserves, we will not be able to continue as a going concern beyond the near future without an increase in cash flow from operations and/or the infusion of addition capital to fund operations. During fiscal 2001, we expect to meet our working capital obligations and other cash requirements with cash derived from operations, from sales of our common stock under the equity line of credit arrangement with Crossover Ventures, Inc., and other financing as required. There can be no assurance however that we will be able to continue as a going concern, that cash from operations and the other sources described above will be achieved or will be sufficient for the Company's operating needs or that the Company will be able to achieve profitability on a consistent basis, if at all. In the event that cash flow from operations is less than anticipated and we are unable to secure additional funding, in order to preserve cash, we would be required to further reduce expenditures and effect further reductions in our corporate infrastructure, either of which could have a material adverse effect on our ability to continue our operations. Even if we obtain additional working capital in the near future, to the extent that operating expenses increase or we need additional funds to make acquisitions, develop new technologies or acquire strategic assets, the need for additional funding may be accelerated and there can be no assurances that any such additional funding can be obtained on terms acceptable to us, if at all.

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

      o     news relating to trends in our markets; and

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

THE SALE OF SHARES ELIGIBLE FOR FUTURE SALE IN THE OPEN MARKET COULD DEPRESS OUR STOCK PRICE.

      Sales of significant amounts of common stock in the public market in the future, the perception that sales will occur or the registration of shares could materially and adversely affect the market price of our common stock or our future ability to raise capital through an offering of our equity securities. As of May 8, 2001, there were outstanding approximately 17,764,625 shares of our common stock that are freely tradable. As of May 8, 2001, we issued approximately 30,738,233 shares of common stock, warrants to purchase up to approximately 9,295,000 shares of our common stock upon exercise, 5,052,770 shares of preferred stock that are convertible under certain circumstances into our common stock and debentures in a principal amount of $2,000,000 that are convertible into 4,444,444 shares of our common stock, in private transactions since June of 1999. We have granted the holders of those securities registration rights. Therefore, these shares of common stock, warrants, preferred stock and debentures can be sold in accordance with Rule 144 of the Securities Act or the holders thereof can exercise their registration rights related thereto. In addition, as of May 8, 2001, there were outstanding options to purchase approximately 6,945,000 shares of common stock that become eligible for sale in the public market from time to time depending on vesting. There are also 5,459,000 shares of common stock which are issuable under the common stock purchase agreement and under the warrants previously granted and which may be granted in the future to Crossover Ventures, Inc. ("Crossover Ventures"). We may also issue additional shares in acquisitions and may grant additional stock options to our employees, officers, directors and consultants under our stock option plans.

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

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      From time to time the Company is party to various legal proceedings arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

ITEM 2. CHANGES IN SECURITIES

      Notes 4 and 5 to the interim consolidated financial statements in Part I of this Form are hereby incorporated by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         EXHIBIT NUMBER             DESCRIPTION
         --------------             -----------


(b)      Reports on Form 8-K

         Form 8-K, Item 5: Letter of Intent with Warner Bros. Online filed on January 17, 2001

         Form 8-K/A, Item 2: Acquisition of Eight Cylinder Studios, Inc. filed on January 17, 2001

         Form 8-K, Item 5: Deferred Pricing Agreement with The Travelers Indemnity Company filed on February 5, 2001

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  On2.com Inc.
                          -----------------------------------------------------
                                                 (Registrant)



May 15, 2001              /s/ Mark J. Meagher
-----------------         -----------------------------------------------------
(Date)                                           (Signature)
                          Mark J. Meagher
                          Executive Vice President and Chief Financial Officer