Form 10QSB
period 2001-06-30
ON2 TECHNOLOGIES INC
filed 2001-08-14
CIK 1045280

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001.

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the transition period from ____ to ____.

Commission file number 1-15117.

                             ON2 TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                     84-1280679
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

 145 Hudson Street, New York, New York                                     10013
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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

The number of shares of the Registrant's Common Stock, par value $0.01 ("Common Stock"), outstanding as of August 10, 2001 was 35,368,624.

Transitional Small Business Disclosure Format (Check one):    |_| Yes     |X| No

                                TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

                                                                                                                PAGE
                                                                                                                ----
Item 1.  Unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Balance Sheets at June 30, 2001 (Unaudited) and December 31, 2000.......................  3
Unaudited Condensed Consolidated Statements of Operations,
  Three and Six Months Ended June 30, 2001 and 2000............................................................  4
Unaudited Condensed Consolidated Statements of Cash Flows
  Six Months Ended June 30, 2001 and 2000......................................................................  5
Notes to Unaudited Condensed Consolidated Financial Statements.................................................  7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations................. 12

Item 3.  Qualitative and Quantitative Disclosures About Market Risk............................................ 18

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings..................................................................................... 19

Item 2.  Changes in Securities................................................................................. 19

Item 4.  Submission of Matters to a Vote of Security Holders................................................... 19

Item 6.  Exhibits and Reports on Form 8-K...................................................................... 19

Signatures..................................................................................................... 20

                         PART I -- FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

                             ON2 TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                            June 30,      December 31,
                                                              2001            2000
                                                         -------------   -------------
                                                          (unaudited)
                     ASSETS
Current assets:
  Cash and cash equivalents ..........................   $     61,260    $  1,561,495
  Accounts receivable ................................        266,549         392,943
  Prepaid and other current assets ...................        333,155         566,540
                                                         ------------    ------------
     Total current assets ............................        660,964       2,520,978
Property and equipment, net ..........................      1,872,450       2,522,188
Goodwill and other intangible assets, net ............      4,393,040       5,747,842
Other assets .........................................        510,248         419,049
                                                         ------------    ------------
     Total assets ....................................   $  7,436,702    $ 11,210,057
                                                         ============    ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ...................................   $    916,799    $  1,509,401
  Accrued expenses ...................................      1,117,913         769,221
  Notes payable ......................................             --         251,311
  Deferred revenue ...................................          4,140          72,604
  Capital lease obligations ..........................             --          26,100
                                                         ------------    ------------
     Total current liabilities .......................      2,038,852       2,628,637
Convertible debentures ...............................      1,479,293              --

Commitments and contingencies.........................

Stockholders' equity:
  Preferred stock ....................................         50,528          50,528
  Common stock .......................................        325,364         276,842
  Additional paid-in capital .........................     92,671,084      86,293,786
  Deferred compensation ..............................             --         (47,410)
  Accumulated other comprehensive loss ...............         (7,851)         (3,966)
  Accumulated deficit ................................    (89,120,568)    (77,988,360)
                                                         ------------    ------------
    Total stockholders' equity .......................      3,918,557       8,581,420
                                                         ------------    ------------
    Total liabilities and stockholders' equity .......   $  7,436,702    $ 11,210,057
                                                         ============    ============

 SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             ON2 TECHNOLOGIES, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Three Months Ended                 Six Months Ended
                                                          June 30,                         June 30,
                                                ----------------------------    ----------------------------
                                                     2001          2000             2001            2000
                                                ------------    ------------    ------------    ------------
Revenues ....................................   $     98,304    $    224,788    $    803,947    $    328,975

Operating expenses:
     Research and development ...............      1,542,844       3,101,935       3,394,373       6,478,428
     Sales and marketing ....................        694,349       1,896,160       1,411,811       4,383,611
     General and administrative .............      1,669,125       3,193,208       3,648,884       4,922,118
     Impairment charges .....................        450,000              --         450,000              --
     Restructuring charges ..................             --              --         293,200              --
     Non-cash stock based compensation ......         50,000       2,127,682         100,000      11,557,883
                                                ------------    ------------    ------------    ------------

Total operating expenses ....................      4,406,318      10,318,985       9,298,268      27,342,040
                                                ------------    ------------    ------------    ------------

Loss from operations ........................     (4,308,014)    (10,094,197)     (8,494,321)    (27,013,065)

Interest and other
  income (expense), net .....................       (808,255)        285,232      (1,078,099)        426,159
                                                ------------    ------------    ------------    ------------

Loss before provision for income taxes ......     (5,116,269)     (9,808,965)     (9,572,420)    (26,586,906)

Provision for income taxes ..................         19,524           9,380          30,850          68,012
                                                ------------    ------------    ------------    ------------

Net loss ....................................     (5,135,793)     (9,818,345)     (9,603,270)    (26,654,918)

Non-cash convertible preferred stock dividend        570,411       5,408,302       1,528,938       5,408,302
                                                ------------    ------------    ------------    ------------

Net loss attributable to common
   stockholders .............................   $ (5,706,204)   $(15,226,647)   $(11,132,208)   $(32,063,220)
                                                ============    ============    ============    ============

Basic and diluted net loss per common share .   $      (0.18)   $      (0.60)   $      (0.37)   $      (1.28)
                                                ============    ============    ============    ============

Weighted average basic and diluted common
   shares outstanding .......................     31,128,778      25,546,787      30,078,376      24,965,628
                                                ============    ============    ============    ============

 SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             ON2 TECHNOLOGIES, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Six Months Ended June 30,
                                                                ---------------------------
                                                                    2001           2000
                                                                -----------    ------------
Cash flows from operating activities:

  Net loss ..................................................   $(9,603,270)   $(26,654,918)
   Adjustments to reconcile net loss to net cash used in
        operating activities:
     Non-cash stock based compensation ......................       100,000      11,557,883
     Depreciation and amortization ..........................     1,668,147       1,450,638
     Amortization of debt discount ..........................     1,119,347              --
     Deferred compensation ..................................        44,570           9,387
     Restructuring and impairment charges ...................       743,200              --
     Reserve for bad debt ...................................        10,000              --
   Changes in operating assets and liabilities, net
        of effect of acquisitions:
     Accounts receivable, net ...............................        66,394        (164,780)
     Prepaid and other current assets .......................       133,385        (440,196)
     Other assets ...........................................        33,801         (52,922)
     Accounts payable and accrued expenses ..................      (226,943)         53,252
     Deferred revenue .......................................       (68,464)         95,835
                                                                -----------    ------------

Net cash used in operating activities .......................    (5,979,833)    (14,145,821)
                                                                -----------    ------------
Cash flows from investing activities:

  Purchases of property and equipment .......................       (71,191)     (1,910,742)
  Proceeds from the sale of fixed assets ....................        25,000              --
  Cash paid for acquisitions, net of cash acquired ..........       (42,415)       (241,551)
                                                                -----------    ------------

Net cash used in investing activities .......................       (88,606)     (2,152,293)
                                                                -----------    ------------
Cash flows from financing activities:

  Principal payments on capital lease obligations ...........       (26,100)        (11,266)
  Principal payments on notes payable .......................      (251,311)             --
  Principal payments on notes payable to stockholders .......            --          (5,000)
  Proceeds from the issuance of Series C Preferred Stock, net            --       9,990,825
  Proceeds from the sale of common stock ....................     2,843,500              --
  Proceeds from the issuance of convertible debentures ......     2,000,000              --
  Proceeds from exercise of common stock options and warrants         6,000         333,273
                                                                -----------    ------------

Net cash provided by financing activities ...................     4,572,089      10,307,832
Effect of exchange rate changes on cash and cash equivalents         (3,885)         (1,475)

Net change in cash and cash equivalents .....................    (1,496,350)     (5,990,282)
                                                                -----------    ------------

Cash and cash equivalents, beginning of period ..............     1,561,495      15,083,419
                                                                -----------    ------------

Cash and cash equivalents, end of period ....................   $    61,260    $  9,091,662
                                                                ===========    ============

                             ON2 TECHNOLOGIES, INC.
      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES:

                                                                 Six Months Ended June 30,
                                                                ---------------------------
                                                                    2001           2000
                                                                -----------    ------------
Cash paid during the period for:
   Interest..................................................   $     7,620    $      4,436
                                                                ===========    ============
   Taxes.....................................................   $    19,524    $     61,850
                                                                ===========    ============
 Acquisition of fixed assets under capital leases............   $        --    $     72,750
                                                                ===========    ============

 SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             ON2 TECHNOLOGIES, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Description of On2 Technologies, Inc.

     On2 Technologies, Inc. ("On2" or the "Company") has developed proprietary video compression and streaming technology that combines the classic elements of television with the interactivity of the Internet or consumer electronic devices for delivery to broadband end users. The Company's business model is to provide broadband video encoding, streaming and hosting services, broadband consulting and engineering services and to license its proprietary broadband technology solutions to owners of video content and consumer electronic devices who want to distribute television quality video images to broadband end users. On May 22, 2001, the Company's shareholders approved changing the name of the Company from On2.com Inc. to On2 Technologies, Inc.

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

(2) PROPERTY AND EQUIPMENT

                                               June 30, 2001   December 31, 2000
                                              ----------------------------------
Furniture and fixtures .......................   $  277,997      $  277,997
Computer equipment ...........................    2,839,704       2,775,296
Leasehold improvements .......................      487,348         527,348
Licensed software ............................      894,888         851,570
                                              ----------------------------------

                                                  4,499,937       4,432,211

Less accumulated depreciation and amortization    2,627,487       1,910,023
                                              ----------------------------------

   Total .....................................   $1,872,450      $2,522,188
                                              ==================================

     As of June 30, 2001, property and equipment included assets under capital leases of $90,721 with related accumulated depreciation of $47,214. As of December 31, 2000, property and equipment included assets under capital leases of $90,721 with related accumulated depreciation of $33,289.

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

     As of June 30, 2001, the Company had received the full $2,000,000 under the Debenture agreement. The Company allocated the proceeds received to the principal amount of the Debentures and the warrants based upon the relative fair value method. The difference between the relative fair value of the Debentures and the proceeds received was recorded as a debt discount. The total amount of the debt discount is limited to the total proceeds received. The total amount of the debt discount recorded as of

June 30, 2001 was $1,640,054. Amortization of the debt discount included in interest expense for the three and six months ended June 30, 2001 was $825,770 and $1,119,347, respectively.

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

     Additionally, Travelers is entitled to certain anti-dilution protections. The anti-dilution provisions primarily adjust the conversion price of the Series C Preferred Stock and the number and exercise price of the warrants. The convertible debenture financing described in Note 4 triggered the anti-dilution provision with regard to the Series C Preferred Stock and also the Series C-IV and C-V Preferred Stock to be issued as set forth below. As of June 30, 2001, the conversion price of the Series C-IV Preferred Stock was adjusted to $2.2728, the Company will issue 76,717 additional warrants and the exercise price of the warrants will be reduced to $2.2728. Additionally, as of June 30, 2001, the conversion price of the Series C-V Preferred Stock was adjusted to $1.1357, the Company will issue 368,088 additional warrants and the exercise price of the warrants will be reduced to $1.0442. The Company recorded a deemed non-cash convertible preferred stock dividend for the three and six months ended June 30, 2001 of $293,089 and $749,751, respectively, to recognize the additional benefit to be received by Travelers.

Series C-II Convertible Preferred Stock

     The holders of the Series C-II Preferred Stock are entitled to certain anti-dilution protections, triggered by certain subsequent issuances of equity by the Company. The anti-dilution provision primarily adjusts the conversion price of the Series C-II Preferred Stock and the number and exercise price of the original warrants issued. The convertible debenture financing described in
Note 4 triggered the anti-dilution provision. As of June 30, 2001, the conversion price of the Series C-II Preferred Stock was adjusted to $2.2728, the Company issued an additional 65,726 warrants and the exercise price of the warrants was reduced to $2.2728. The Company recorded a deemed non-cash convertible preferred stock dividend for the three and six months ended June 30, 2001 of $113,909 and $374,204, respectively, to record the additional benefit received by the Series C-II Investors.

Series C-III Convertible Preferred Stock

     The holders of the Series C-III Preferred Stock are entitled to certain anti-dilution protections, triggered by certain subsequent issuances of equity by the Company. The anti-dilution provision primarily adjusts the conversion price of the Series C-III Preferred Stock and the number and exercise price of the original warrants issued. The convertible debenture financing described in Note 4 triggered the anti-dilution provision. As of June 30, 2001, the conversion price of the Series C-III Preferred Stock was adjusted to $1.1357, the Company issued an additional 228,214 warrants and the exercise price of the warrants was reduced to $1.0442. The Company recorded a deemed non-cash convertible preferred stock dividend for the three and six months ended June 30, 2001 of $163,413 and $404,983, respectively, to record the additional benefit received by the Series C-II Investors.

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

     Under the Stock Purchase Agreement, shares of Common Stock are periodically sold to the Investor at a discount from market value ranging from 6%-10%, depending on the closing price of the Company's Common Stock. The amount of Common Stock sold is at the sole discretion of the Company and at no time throughout the term of the Stock Purchase Agreement is the Company obligated to sell its Common Stock, unless the Company issues a draw-down notice. The Company issued warrants to purchase 50,000 shares of the Company's Common Stock and incurred $25,000 of transaction costs in connection with the Stock Purchase Agreement. As of June 30, 2001, the Company had sold approximately 4,469,430 shares of Common Stock for net proceeds of $2,843,500 under the Stock Purchase Agreement. Additionally, the Company received approximately $350,000 on June 28, 2001 and issued the related shares of Common Stock on July 2, 2001. The $350,000 was recorded in accrued expenses as of June 30, 2001.

     On May 22, 2001, the Company's shareholders approved the sale, at the sole discretion of the Company, of up to 15,500,000 shares of Common Stock in connection with the Stock Purchase Agreement. The 15,500,000 shares include the shares of Common Stock issued to the Investor and outstanding as of June 30, 2001.

(6) RESTRUCTURING AND IMPAIRMENT CHARGES

     In December 2000, in connection with certain cost saving and corporate restructuring initiatives, the Company's Board of Director's approved a plan that included the sale of certain content-related, non-strategic assets that would no longer be used in the operations of the Company, closing the Company's offices in San Francisco and Los Angeles and a reduction in the Company's workforce.

     As a result of these initiatives, the Company recorded a non-cash restructuring charge of $293,200 in the first quarter of 2001. The non-cash restructuring charge was comprised of the following: (1) $210,000 related to the termination of an employment contract which was satisfied through the issuance of 150,000 shares of Common Stock in February 2001 and (2) $83,200 related to the termination of a commercial lease obligation in San Francisco which was satisfied through the issuance of 80,000 shares of Common Stock in March 2001. The agreements were consummated subsequent to fiscal year end 2000 and the obligations of the Company could not be measured at December 31, 2000.

     In the second quarter of 2001, the Company recorded an impairment charge of $450,000 related to its Quickband content library. The Company is actively pursuing the sale of its Quickband content library and recorded the impairment charge to reflect the fair market value of the library as of June 30, 2001.

 (7) 2001 EMPLOYEE STOCK PURCHASE PLAN

     In February 2001, the Board of Directors adopted the 2001 Employee Stock Purchase Plan ("ESPP"). The ESPP will provide eligible employees of the Company the opportunity to apply a portion of their after tax compensation to the purchase of shares of the Company's Common Stock at a 15% discount from market value. The Company will reserve 4,000,000 authorized but unissued shares of Common Stock for issuance under the ESPP. The ESPP was approved at the Company's Annual Meeting of Shareholders on May 22, 2001.

(8) SUBSEQUENT EVENTS

      In July 2001, the Company entered into a Development and Services License Agreement and a Common Stock Purchase Agreement with RealNetworks, Inc. whereby RealNetworks will invest in the Company and license its proprietary VP4 compression technology. Pursuant to the agreements, RealNetworks will receive 1,785,714 shares of the Company's Common Stock, subject to adjustments to prevent dilution, and the Company will receive net proceeds of $1,000,000.

      Also in July 2001, the Company entered into a Unit Purchase Agreement with Travelers whereby it sold and aggregate of 3,571,429 units which consisted of one share of the Company's Common Stock and a warrant to purchase 1.5 shares of the Company's Common Stock. The Company received net proceeds of $2,000,000. On August 10, 2001, the Company entered into a new agreement with Travelers, rescinding the Unit Purchase Agreement and providing that Travelers would receive 3,571,429 shares of preferred stock which were not convertible into the Company's Common Stock for a period of six months. In addition, the Company agreed to issue warrants to Travelers which cannot be exercised for a period of six months.

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

     In June of 1999, The Duck Corporation was merged with and into a wholly owned subsidiary of Applied Capital Funding, Inc., a public company whose name was later changed to On2.com Inc. On May 22, 2001, the Company's shareholders approved changing the name of the Company from On2.com Inc. to On2 Technologies, Inc. Through the first quarter of 2000, the Company devoted substantially all of its efforts to building a proprietary content network and developing the technology to operate a broadband content site. In June of 2000, the Company made a strategic decision to de-emphasize the development of its content site and redirected its strategic operating focus toward providing its proprietary broadband technology solutions to customers requiring television quality video signals for distribution over the broadband Internet or to consumer electronic devices.

     In December 2000, the Company initiated certain cost savings initiatives that included a reduction in workforce, the closing of certain offices in San Francisco and Los Angeles and the sale of certain content-related, non-strategic assets associated with acquisitions made in connection with the development of a broadband content site. The Company's strategic focus is to provide the highest level of broadband technology services and products to customers for delivery of DVD quality video over the Internet and to consumer electronic devices. The Company believes that, subsequent to its restructuring and cost savings initiatives, its has sufficient personnel to continue its research and development efforts as well as to create products and perform services that encompass its proprietary broadband technologies.

     In view of the rapidly evolving nature of its business and its limited operating history, the Company has limited experience forecasting its revenues and operating costs. Therefore, the Company believes that period-to-period comparisons of financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. To date, the Company has incurred substantial costs to create technology products and services. As of June 30, 2001, the Company had an accumulated deficit of $89.1 million. The Company will continue to incur costs to develop, introduce and enhance products and services, build brand awareness and grow the business. The Company may also incur significant additional costs related to technology, marketing or acquisitions of businesses and technologies to respond to changes in this rapidly developing industry. These costs may not correspond with any meaningful increases in revenues in the near term, if at all. As such, these costs may result in negative operating cash flows until such time as the Company generates sufficient revenue to offset such costs.

RESULTS OF OPERATIONS

     REVENUES. Revenues for the three months ended June 30, 2001 were $98,304 as compared to $224,788 for the three months ended June 30, 2000. Revenues for both periods were primarily derived from encoding services and licensing of the Company's proprietary technology and products. The period-to-period decrease in revenue is attributable to a general economic slowdown and a deferral in spending by the Company's customers. Revenues for the six months ended June 30, 2001 were $803,947 as compared to $328,975 for the six months ended June 30, 2000. Revenues for 2001 were primarily derived from engineering fees, encoding services and licensing of the Company's technology and products. Revenues for 2000 were primarily derived from encoding services and licensing fees. The period-to-period increase is primarily attributable to certain engineering and consulting projects that were completed in the first quarter of 2001. The majority of the Company's current and future revenue is and will be derived from broadband video encoding, streaming and hosting services, engineering and consulting services and licensing its technology and products to video content owners who want to use the Company's technology to distribute television quality video images to broadband users.

     OPERATING EXPENSES

     The Company's operating expenses consist of research and development, sales and marketing, general and administrative expenses, impairment and restructuring charges and non-cash stock based compensation.

     RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and related expenses for personnel and consulting fees associated with the development and enhancement of the Company's proprietary broadband technology services and applications, hosting costs, depreciation and operating leases for certain equipment. To date, all research and development costs have been expensed as incurred because technological feasibility is generally not established until substantially all development is complete. Research and development expenses for the three months ended June 30, 2001 were $1,542,844 as compared to $3,101,935 for the three months ended June 30, 2000. Research and development expenses for the six months ended June 30, 2001 were $3,394,373 as compared to $6,478,428 for the six months ended June 30, 2000. The period-to-period decrease in absolute dollars is primarily attributable to a decrease in internal personnel and consulting fees associated with developing and enhancing the new technology and products. Additionally, as a result of certain cost-savings initiatives, the Company disposed of certain non-strategic, content related assets that decreased certain personnel and production costs as well. Moreover, research and development expenses for the three and six months ended June 30, 2000 included costs associated with the development of a broadband content Website and costs associated with producing, acquiring, processing and distributing content for it. As a result of a strategic decision to focus on providing services and products that include its proprietary broadband technology solutions, the Company did not incur content development and distribution costs during the first two quarters of 2001 nor does it expect to incur such costs in future periods. The Company believes that continued investments in research and development are necessary to maintain its competitive advantage and meet its strategic objectives. Therefore, the Company will hire additional engineers and consultants as necessary to develop and enhance its broadband technology services and products.

     SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries and related costs of sales, business development and marketing personnel, tradeshow expenses, advertising costs, marketing and promotional costs incurred to create brand awareness and public relations expenses. Sales and marketing expenses were $694,349 for the three months ended June 30, 2001 as compared to $1,896,160 for the three months ended June 30, 2000. Sales and marketing expenses were $1,411,811 for the six months ended June 30, 2001 as compared to $4,383,611 for the six months ended June 30, 2000. The period-to-period decrease is primarily attributable to a decrease in personnel, advertising costs and tradeshow costs associated with the Company's cost saving initiatives implemented in December 2000. However, the Company intends to continue to recruit and hire experienced personnel, as necessary, to sell and market its products and services.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and related personnel costs for general corporate functions including MIS, finance, human resources, legal and facilities, outside legal and professional fees, depreciation of fixed assets, amortization of goodwill and other intangible assets and general operating overhead. General and administrative costs were $1,669,125 for the three months ended June 30, 2001 as compared to $3,193,208 for the three months ended June 30, 2000. General and administrative costs were $3,648,884 for the six months ended June 30, 2001 as compared to $4,922,118 for the six months ended June 30, 2000. The period-to-period decrease is primarily attributable to a decrease is administrative personnel, rent, legal and professional fees and amortization of goodwill and intangible assets associated with the Company's cost saving initiatives implemented in December 2000. The Company does not anticipate significant fluctuations in its general and administrative costs in future periods.

     IMPAIRMENT AND RESTRUCTURING CHARGES. In December 2000, in connection with certain cost saving and corporate restructuring initiatives, the Company's Board of Director's approved a plan that included the sale of certain content-related, non-strategic assets that would no longer be used in the operations of the Company, closing the Company's offices in San Francisco and Los Angeles and a reduction in the Company's workforce.

     As a result of these initiatives, the Company recorded a non-cash restructuring charge of $293,200 in the first quarter of 2001. The non-cash restructuring charge was comprised of the following: (1) $210,000 related to the termination of an employment contract which was satisfied through the issuance of 150,000 shares of Common Stock in February 2001 and (2) $83,200 related to the termination of a commercial lease obligation in San Francisco which was satisfied through the issuance of 80,000 shares of Common

Stock in March 2001. The agreements were consummated subsequent to fiscal year end 2000 and the obligations of the Company could not be measured at December 31, 2000.

     In the second quarter of 2001, the Company recorded an impairment charge of $450,000 related to its Quickband content library. The Company is actively pursuing the sale of its Quickband content library and recorded the impairment charge to reflect the fair market value of the library as of June 30, 2001.

     NON-CASH STOCK BASED COMPENSATION. Non-cash stock based compensation was $50,000 for the three months ended June 30, 2001 as compared to $2,127,682 for the three months ended June 30, 2000. Non-cash stock based compensation was $100,000 for the six months ended June 30, 2001 as compared to $11,557,883 for the six months ended June 30, 2000. The non-cash stock based charge for the three and six months ended June 30, 2001 is a result of shares of Common Stock issued to the Company's Non-Executive Chairman in lieu of cash compensation. A portion of the non-cash compensation for the three and six months ended June 30, 2000 is the result of cashless exercises of stock options granted to employees under the Company's 1999 Amended and Restated Stock Option Plan (the "1999 Plan"). As the 1999 Plan was self-administered between January 2000 and May 2000, generally accepted accounting principles required the Company to recognize the full fair market value of all shares exercised under the cashless provision during that period. The non-cash stock based charge related to these cashless exercises for the three and six months ended June 30, 2000 was $2,127,682 and $10,257,883, respectively. The Company has now contracted with a third party to administer all stock option exercises. Thus, the Company does not anticipate non-cash charges from cashless exercises in future periods. Additionally, in the first quarter of 2000, the Company recorded a non-cash stock based charge of $1,300,000 in connection with the issuance of a warrant to a business partner who agreed to sponsor the Company's web site.

     INTEREST AND OTHER INCOME (EXPENSE), NET. Interest and other income (expense), net primarily consists of interest income earned on the Company's cash and cash equivalents, interest expense incurred from the Company's capital lease obligations and note payables and the amortization of debt discounts. Interest and other income (expense), net was ($808,255) for the three months ended June 30, 2001 as compared to $285,232 for the three months ended June 30, 2000. Interest and other income (expense), net was ($1,078,099) for the six months ended June 30, 2001 as compared to $426,159 for the six months ended June 30, 2000. The period-to-period decrease is a result of a decrease in the average balance of our cash and cash equivalents and the amortization of a debt discount related to the Company's convertible debenture financing.

     INCOME TAXES. Income taxes are based solely on state and local taxes on business and investment capital. The Company does not pay, nor does it anticipate paying, significant state and local income taxes based on its investment capital.

LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 2001, the Company had cash and cash equivalents of $61,260 as compared to $1,561,495 at December 31, 2000.

     Net cash used in operating activities was $5,979,833 and $14,145,821 for the six months ended June 30, 2001 and 2000, respectively. The decrease in net cash used in operating activities is primarily attributable to a decrease in the Company's net operating losses, excluding depreciation and amortization, non-cash stock based charges and impairment and restructuring charges and the amortization of debt discounts and a decrease in accounts receivable and prepaid and other current assets. These amounts were offset by a decrease in accounts payable and accrued expenses.

     Net cash used in investing activities was $88,606 and $2,152,293 for the six months ended June 30, 2001 and 2000, respectively. The period-to-period decrease is primarily attributable to decreases in the purchases of property and equipment and cash paid for acquisitions, net of cash acquired.

     Net cash provided by financing activities was $4,572,089 and $10,307,832 for the six months ended June 30, 2001 and 2000, respectively. The period-to-period decrease is primarily attributable to a difference in the proceeds received from the issuance of Preferred Stock, Common Stock and convertible debentures, a decrease in proceeds received from the exercise of stock options and warrants and principal payments of notes payable.

     The Company currently has no material commitments other than those under our operating lease arrangements.

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

      In connection with agreements entered into with RealNetworks, Inc., the Company issued to RealNetworks 1,785,714 shares of its Common Stock in July 2001, and received proceeds of $1,000,000. Also, in July 2001, the Company entered into an agreement with Travelers, which agreement was amended on August 10, 2001 to provide that Travelers would received 3,571,429 shares of preferred stock and warrants. Each share of preferred stock is convertible into one share of the Company's Common Stock after a period of six months, and each warrant is exercisable into 1.5 shares of the Company's Common Stock after a period of six months. The exercise price of the warrants is $0.56 per share. The Company received proceeds of $2,000,000 from Travelers.

     Notwithstanding the above, management is actively pursuing increases to cash flows and additional sources of financing and believes that such increases and additional financing will generate sufficient cash flow to fund the Company's operations through fiscal year 2001. Management's plan to increase the Company's cash flows from operations relies significantly on increases in revenue generated from its broadband technology services, products and licenses and decreases in operating expenses. However, there are no assurances that such matters will be successfully consummated. In such event, the Company could reduce the development of its products and services, scale back current operations until such funds become available on terms acceptable to the Company and could potentially result in a modification to the auditor's report on the Company's December 31, 2001 financial statements.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     During June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No.141, BUSINESS COMBINATION ("SFAS No. 141") and No. 142 GOODWILL AND OTHER INTANGIBLE ASSETS ("SFAS No. 142"). SFAS No. 141 changes the accounting for business combinations, requiring that all business combinations be accounted for using the purchase method and that intangible assets be recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are separable or capable of being separated from the acquired entity and sold, transferred, licensed, rented or exchanged. SFAS No.141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 specifies that financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets with indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.

     SFAS No. 142 requires that the useful lives of intangible assets acquired on or before June 30, 2001 be reassessed and the remaining amortization periods adjusted accordingly. Previously recognized intangible assets deemed to have indefinite lives shall be tested for impairment. Goodwill recognized on or before June 30, 2001, shall be assigned to one or more reporting units and shall be tested for impairment as of the beginning of the fiscal year in which SFAS No. 142 is initially applied in its entirety.

     The Company has not fully assessed the potential impact of the adoption of SFAS No. 142 which is effective for the Company as of January 1, 2002. The reassessment of intangible assets must be completed during the first quarter of 2002 and the assignment of goodwill to the reporting units, along with the completion of the first step of the transitional goodwill impairment tests, must be completed during the first six months of 2002.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


(a)   The Annual Meeting of Stockholders was held on May 22, 2001.

(b) The following directors were re-elected at the Annual Meeting of Stockholders and received the vote indicated:

                                     FOR                  ABSTAIN         AGAINST
      Douglas A. McIntyre            26,589,396           564             102,088
      Daniel B. Miller               26,589,396           564             102,088
      Stephen Klein                  26,586,617           3,343           102,088
      William Newman                 26,589,296           664             102,088
      Jack Rivkin                    24,239,298           2,350,662       102,088
      Strauss Zelnick                26,586,917           3,043           102,088

(c) The adoption of the Company's 2001 Employee Stock Purchase Plan was approved by the vote indicated:

      For:                           14,271,258
      Against:                       819,304
      Abstain:                       90,228
      Broker non-votes:              11,511,258

(d) The approval of the sale of up to 15,500,000 shares of Common Stock to Crossover Ventures pursuant to the Common Stock Purchase Agreement was approved by the vote indicated:

      For:                           14,298,029
      Against:                       797,482
      Abstain:                       85,279
      Broker non-votes:              11,511,258

(e) The approval to amend the Company's certificate of incorporation to change the name of the Company from On2.com Inc. to On2 Technologies, Inc. was approved by the vote indicated:

      For:                           26,642,025
      Against:                       34,588
      Abstain:                       15,435
      Broker non-votes:              None

(f) The ratification of the appointment by the Board of Directors of Arthur Andersen LLP as the independent certified public accountants for the Company was approved by the vote indicated:

      For:                           26,632,982
      Against:                       43,091
      Abstain:                       15,975
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

                                                 On2 Technologies, Inc.
                                        ----------------------------------------
                                                      (Registrant)


August 14, 2001                                  /s/ Mark J. Meagher
---------------------------------       ----------------------------------------
(Date)                                                (Signature)
                                        Mark J. Meagher
                                        Executive Vice President and Chief
                                          Financial Officer