Form 10QSB
period 2001-09-30
ON2 TECHNOLOGIES INC
filed 2001-11-14
CIK 1045280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____ to ____.

Commission file number 1-15117.

On2 Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	84-1280679
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

145 Hudson Street, New York, New York	10013
(Address of principal executive offices)	(Zip Code)

(917) 237-0500
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                      ☒ Yes     ☐ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                                                                                                                ☐ Yes     ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

The number of shares of the Registrant’s Common Stock, par value $0.01 (“Common Stock”), outstanding as of November 12, 2001 was 37,040,585.

Transitional Small Business Disclosure Format (Check one):     ☐ Yes     ☒ No

PART I — FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Consolidated Financial Statements

ON2 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2001	December 31, 2000
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$575,956	$1,561,495
Accounts receivable	369,027	392,943
Prepaid and other current assets	356,303	566,540

Total current assets	1,301,286	2,520,978

Property and equipment, net	1,639,609	2,522,188
Goodwill and other intangible assets, net	3,844,819	5,747,842
Other assets	403,772	419,049

Total assets	$7,189,486	$11,210,057

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$448,277	$1,509,401
Accrued expenses	423,719	769,221
Notes payable	—	251,311
Deferred revenue	25,047	72,604
Capital lease obligations	—	26,100

Total current liabilities	897,043	2,628,637
Convertible debentures	1,963,344	—

Commitments and contingencies

Stockholders’ equity:
Preferred stock	86,242	50,528
Common stock	354,074	276,842
Additional paid-in capital	98,721,051	86,293,786
Deferred compensation	—	(47,410)
Accumulated other comprehensive loss	(8,399)	(3,966)
Accumulated deficit	(94,823,869)	(77,988,360)

Total stockholders’ equity	4,329,099	8,581,420

Total liabilities and stockholders’ equity	$7,189,486	$11,210,057

See accompanying notes to unaudited condensed consolidated financial statements

ON2 TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000

Revenues	$497,556	$289,750	$1,301,504	$618,724

Operating expenses:
Research and development	1,132,045	2,590,394	4,526,418	8,715,055
Sales and marketing	332,787	995,496	1,744,598	5,386,091
General and administrative	1,513,803	2,785,993	5,163,082	8,054,912
Impairment charges	83,333	—	533,333	—
Restructuring charges	—	—	293,200	—
Non-cash stock based compensation	43,707	—	143,707	11,557,883

Total operating expenses	3,105,675	6,371,883	12,404,338	33,713,941

Loss from operations	(2,608,119)	(6,082,133)	(11,102,834)	(33,095,217)

Interest and other income (expense):
Interest and other income	6,793	72,703	55,464	525,858
Interest and other expense	(484,051)	(3,418)	(1,610,821)	(30,414)

Other income (expense), net	(477,258)	69,285	(1,555,357)	495,444

Loss before provision for income taxes	(3,085,377)	(6,012,848)	(12,658,191)	(32,599,773)

Provision for income taxes	16,652	16,128	47,502	84,140

Net loss	(3,102,029)	(6,028,976)	(12,705,693)	(32,683,913)

Non-cash convertible preferred stock dividend	2,600,878	292,624	4,129,816	5,700,926

Net loss attributable to common stockholders	$(5,702,907)	$(6,321,600)	$(16,835,509)	$(38,384,839)

Basic and diluted net loss per common share	$(0.16)	$(0.24)	$(0.53)	$(1.50)

Weighted average basic and diluted common shares outstanding	35,003,671	26,896,160	31,738,183	25,611,297

See accompanying notes to unaudited condensed consolidated financial statements

ON2 TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2001	2000

Cash flows from operating activities:

Net loss	$(12,705,693)	$(32,683,913)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock based compensation	143,707	11,557,883
Depreciation and amortization	2,387,135	2,345,164
Amortization of debt discount	1,603,397	—
Deferred compensation	44,570	37,075
Restructuring and impairment charges	826,533	—
Impairment of equity investments	125,000	—
Reserve for bad debt	92,666	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(118,751)	(64,755)
Prepaid and other current assets	110,237	(283,395)
Other assets	12,302	26,675
Accounts payable and accrued expenses	(1,372,991)	(332,577)
Deferred revenue	(47,557)	185,604

Net cash used in operating activities	(8,899,445)	(19,212,239)

Cash flows from investing activities:

Purchases of property and equipment	(89,479)	(2,187,211)
Proceeds from the sale of fixed assets	25,000	—
Advances to affiliates	—	(952,000)
Cash paid for acquisitions, net of cash acquired	(42,415)	(241,551)

Net cash used in investing activities	(106,894)	(3,380,762)

Cash flows from financing activities:

Principal payments on capital lease obligations	(26,100)	(35,232)
Principal payments on notes payable	(251,311)	—
Principal payments on notes payable to stockholders	—	(355,000)
Proceeds from the issuance of Series C Preferred Stock, net	—	9,990,825
Proceeds from the issuance of Series C-II Preferred Stock, net	—	2,450,000
Proceeds from the issuance of Series C-VI Preferred Stock, net	2,000,000	—
Proceeds from the sale of common stock	4,289,140	—
Proceeds from the issuance of convertible debentures	2,000,000	—
Proceeds from exercise of common stock options and warrants	13,500	494,451

Net cash provided by financing activities	8,025,229	12,545,044
Effect of exchange rate changes on cash and cash equivalents	(4,429)	(3,599)

Net change in cash and cash equivalents	(985,539)	(10,051,556)

Cash and cash equivalents, beginning of period	1,561,495	15,083,419
Cash and cash equivalents, end of period	$575,956	$5,031,863

Supplemental disclosure of cash flow information and non-cash investing and financing activities:

	Nine Months Ended September 30,
	2001	2000

Cash paid during the period for:
Interest	$7,620	$27,393
Taxes	$30,862	$72,191
Acquisition of fixed assets under capital leases	$—	$72,750

See accompanying notes to unaudited condensed consolidated financial statements

ON2 TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  Organization and Summary of Significant Accounting Policies

(a) Description of On2 Technologies, Inc.

On2 Technologies, Inc. (“On2” or the “Company”) has developed proprietary video compression and streaming technology that combines the classic elements of television with the interactivity of the Internet or consumer electronic devices for delivery to broadband end users.  The Company’s business model is to provide broadband video encoding, streaming and hosting services, broadband consulting and engineering services and to license its proprietary broadband technology solutions to owners of video content and consumer electronic devices who want to distribute television quality video images to broadband end users.  On May 22, 2001, the Company’s shareholders approved changing the name of the Company from On2.com Inc. to On2 Technologies, Inc.

The Company’s business is characterized by rapid technological change, new product development and evolving industry standards.  Inherent in the Company’s business model are various risks and uncertainties, including its limited operating history, unproven business model and the limited history of broadband technology services on the Internet.  The Company’s success may depend, in part, upon the emergence of the Internet as a communications medium, prospective product and service development efforts, and the acceptance of the Company’s broadband technology solutions by the marketplace.

(b) Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries from their respective dates of acquisition.  All significant intercompany balances and transactions have been eliminated in consolidation.

The interim condensed consolidated financial statements are unaudited. However, in the opinion of management, the interim data include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the consolidated results for the interim periods. The condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures included herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company's Form 10-KSB Report filed with the SEC on April 2, 2001.

(c)  Goodwill and Other Intangible Assets

Goodwill and other intangible assets primarily relate to the acquisitions of MetaVisual Creations Limited (“Metavisual”) and Eight Cylinder Studios, Inc. (“8CS”). The underlying workforce related to the Metavisual acquisition is integral to the Company’s product development and revenue generating activities.  The Company is currently reviewing the direction it will take with regards to the technology and applications acquired with its acquisition of 8CS during November 2000.  Management currently believes that the technology and assets acquired in both acquisitions are realizable and in alignment with the Company’s current business model.

 (d) Reclassifications

Certain reclassifications have been made to the prior year’s condensed consolidated financial statements to conform to the current year’s presentation.

(2)    Property and Equipment

	September 30, 2001	December 31, 2000

Furniture and fixtures	$277,997	$277,997
Computer equipment	2,846,494	2,775,296
Leasehold improvements	487,348	527,348
Licensed software	907,388	851,570

	4,519,227	4,432,211

Less accumulated depreciation and amortization	2,879,618	1,910,023

Total	$1,639,609	$2,522,188

As of September 30, 2001, property and equipment included assets under capital leases of $90,721 with related accumulated depreciation of $54,176.  As of December 31, 2000, property and equipment included assets under capital leases of $90,721 with related accumulated depreciation of $33,289.

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

(4)    Convertible Debentures

In January 2001, the Company entered into a financing agreement with an existing shareholder of the Company whereby the Company would receive up to $2,000,000 in exchange for Series A Convertible Debentures (“Debentures”) and warrants to purchase shares of Common Stock.  The timing of and the dollar value of amounts received under this financing arrangement are required to equal amounts received and coincide with investments by others in the Company, up to a maximum of $2,000,000.

Under the terms of the agreement, the Debentures consist of 200 units, which are comprised of (1) $10,000 principal amount of Debentures and (2) one warrant to purchase 6,667 shares of Common Stock at an exercise price of $1.68.  The principal amount of the Debentures can be converted into shares of Common Stock at a conversion price of $0.45.  The principal amount of the Debentures are due 4 years from the date of issuance and can be converted into shares of Common Stock six months after the date of issuance at the discretion of the holder.

As of September 30, 2001, the Company had received the full $2,000,000 under the Debenture agreement.  The Company allocated the proceeds received to the principal amount of the Debentures and the warrants based upon the relative fair value method.  The difference between the relative fair value of the Debentures and the proceeds received was recorded as a debt discount.  The total amount of the debt discount is limited to the total proceeds received.  The initial amount of the debt discount recorded was $1,640,054.  Amortization of the debt discount included in interest expense for the three and nine months ended September 30, 2001 was $484,051 and $1,603,397, respectively.

 (5)   Stockholders’ Equity

(a)   Preferred Stock

Series C Convertible Preferred Stock

The Travelers Indemnity Company (“Travelers”), the holders of the Series C Preferred Stock, was granted pricing protection on its investment regarding certain subsequent investments in the Company.  These pricing protections were triggered by the investments in the Series C-II and Series C-III Preferred Stock described below and allows for the following:

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

Additionally, Travelers is entitled to certain anti-dilution protections.  The anti-dilution provisions primarily adjust the conversion price of the Series C-IV and Series C-V Preferred Stock and the number and exercise price of the warrants.  The anti-dilution provision for the Series C-IV and Series C-V Preferred Stock was triggered by certain subsequent debt and equity financings consummated by the Company.  As of September 30, 2001, the conversion price of the Series C-IV Preferred Stock was adjusted to $1.90, the Company will issue 182,477 additional warrants and the exercise price of the warrants will be reduced to $1.90.  Additionally, as of September 30, 2001, the conversion price of the Series C-V Preferred Stock was adjusted to $0.9756, the Company will issue 271,543 additional warrants and the exercise price of the warrants will be reduced to $0.9012.  The Company recorded a deemed non-cash convertible preferred stock dividend for the three and nine months ended September 30, 2001 of $410,281 and $1,160,032, respectively, to recognize the additional benefit to be received by Travelers.

Series C-II Convertible Preferred Stock

The holders of the Series C-II Preferred Stock are entitled to certain anti-dilution protections, triggered by certain subsequent issuances of debt or equity by the Company.  The anti-dilution provision primarily adjusts the conversion price of the Series C-II Preferred Stock and the number and exercise price of the original warrants issued.  The anti-dilution provision for the Series C-II Preferred Stock was triggered by certain subsequent debt and equity financings consummated by the Company.  As of September 30, 2001, the conversion price of the Series C-II Preferred Stock was adjusted to $1.90, the Company issued an additional 156,334 warrants and the exercise price of the warrants was reduced to $1.90.  The Company recorded a deemed non-cash convertible preferred stock dividend for the three and nine months ended September 30, 2001 of $712,001 and $1,086,206, respectively, to record the additional benefit received by the Series C-II Investors.

Series C-III Convertible Preferred Stock

The holders of the Series C-III Preferred Stock are entitled to certain anti-dilution protections, triggered by certain subsequent issuances of debt or equity by the Company.  The anti-dilution provision primarily adjusts the conversion price of the Series C-III Preferred Stock and the number and exercise price of the original warrants issued.  The anti-dilution provision for the Series C-III Preferred Stock was triggered by certain subsequent debt and equity financings consummated by the Company.  As of September 30, 2001, the conversion price of the Series C-III Preferred Stock was adjusted to $0.9756, the Company issued an additional 168,357 warrants and the exercise price of the warrants was reduced to $0.9012.  The Company recorded a deemed non-cash convertible preferred stock dividend for the three and nine months ended September 30, 2001 of $551,262 and $956,244, respectively, to record the additional benefit received by the Series C-III Investors.

Series C-VI Convertible Preferred Stock

On July 18, 2001, the Company entered into a Unit Purchase Agreement with Travelers whereby it sold an aggregate of 3,571,429 units that consisted of one share of the Company’s Common Stock and a warrant to purchase 1.5 shares of the Company’s Common Stock.  The Company received net proceeds of $2,000,000.  On August 10, 2001, the Company entered into a new agreement with Travelers, rescinding the Unit Purchase Agreement and providing that Travelers receive 3,571,429 shares of preferred stock, which were not convertible into the Company’s Common Stock for a period of six months.  Each share of Series C-VI Preferred Stock converts on a one-for-one basis into shares of the Company’s Common Stock.  In addition, the Company issued to Travelers a warrant to purchase 5,357,144 shares of the Company’s Common Stock that cannot be exercised for a period of six months.  The exercise price of the warrant is $0.56 and the warrant expires on July 18, 2005.

The Series C-VI Convertible Preferred Stock includes a liquidation preference. In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of shares of Series C-VI Convertible Preferred Stock are entitled to receive an amount equal to $0.56 per share. The liquidation price per share would be paid out of the assets of the Company available for distribution prior to any payments made on any shares of the Company’s Common Stock or any other capital stock other than the Preferred Stock.

The aggregate fair market value of the Series C-VI Preferred on July 18, 2001 was $2,000,000, based upon the fair market value of the Company’s Common Stock on that date.  Additionally, the fair market value of the warrants issued, as calculated using the Black Scholes pricing model, was $1,729,027.  In accordance with EITF 98-5, the Company allocated the net proceeds between the Series C-VI Preferred Stock and the warrants based on the relative fair value method as described in APB No. 14.  The Company allocated $1,072,666 to the Series C-VI Preferred and recorded $927,334 of additional paid-in-capital to account for the issuance of the warrants.  The difference between the net proceeds allocated to, and the fair market value of, the Series C-VI Preferred on the closing date, which amounted to $927,334, was recorded as a non-cash convertible preferred stock dividend in accordance with EITF 98-5.

(b) Common Stock

Equity-Line of Credit

In December 2000, the Company entered into a common stock purchase agreement (“Stock Purchase Agreement”) with an accredited investor (“Investor”), for the sale, from time to time, of the Company’s Common Stock.  Pursuant to the Stock Purchase Agreement, the Investor has committed to purchase up to $23,000,000 of Common Stock over a 36 month period.  The Investor may be required to invest an additional $17,000,000 upon the attainment of certain trading volumes and weighted average market prices in the Company’s Common Stock.  However, the Company’s ability to procure funds through the Stock Purchase Agreement may also be limited or prohibited based on certain trading volumes and weighted average market prices in the Company’s Common Stock.

Under the Stock Purchase Agreement, shares of Common Stock are periodically sold to the Investor at a discount from market value ranging from 6%-10%, depending on the closing price of the Company’s Common Stock.  The amount of Common Stock sold is at the sole discretion of the Company and at no time throughout the term of the Stock Purchase Agreement is the Company obligated to sell its Common Stock, unless the Company issues a draw-down notice.  The Company issued warrants to purchase 50,000 shares of the Company’s Common Stock and incurred $25,000 of transaction costs in connection with the Stock Purchase Agreement.  As of September 30, 2001, the Company had sold approximately 5,458,965 shares of Common Stock for net proceeds of $3,289,140 under the Stock Purchase Agreement.

On May 22, 2001, the Company’s shareholders approved the sale, at the sole discretion of the Company, of up to 15,500,000 shares of Common Stock in connection with the Stock Purchase Agreement.  The 15,500,000 shares include the shares of Common Stock issued to the Investor and outstanding as of September 30, 2001.

Investment by RealNetworks, Inc.

On July 18, 2001, the Company entered into a Development and Services License Agreement and Common Stock Purchase Agreement with RealNetworks, Inc. whereby RealNetworks invested in the Company and licensed its proprietary VP4 compression technology.  Pursuant to the agreements, RealNetworks received 1,785,714 shares of the Company’s Common Stock, subject to adjustments to prevent dilution, and the Company received net proceeds of $1,000,000.  The shares were issued to RealNetworks, Inc. at the fair market value at the time of the transaction.

 (6)   Restructuring and Impairment Charges

In December 2000, in connection with certain cost saving and corporate restructuring initiatives, the Company’s Board of Director’s approved a plan that included the sale of certain content-related, non-strategic assets that would no longer be used in the operations of the Company, closing the Company’s offices in San Francisco and Los Angeles and a reduction in the Company’s workforce.

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

For three and nine months ended September 30, 2001, the Company recorded an impairment charge of $20,000 and $470,000, respectively, related to its Quickband content library.  The Company is actively pursuing the sale of its Quickband content library and recorded the impairment charge to reflect the fair market value of the library as of September 30, 2001.

The Company recorded a charge of $63,333 related to a trademark that would no longer be used by the Company.  The write-off reflected the net book value of the asset at the time it was no longer deemed to have value.

 (7)   2001 Employee Stock Purchase Plan

In February 2001, the Board of Directors adopted the 2001 Employee Stock Purchase Plan (“ESPP”).  The ESPP will provide eligible employees of the Company the opportunity to apply a portion of their after tax compensation to the purchase of shares of the Company’s Common Stock at a 15% discount from market value.  The Company will reserve 4,000,000 authorized but unissued shares of Common Stock for issuance under the ESPP.  The ESPP was approved at the Company’s Annual Meeting of Shareholders on May 22, 2001.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These statements relate to future events or our future financial performance and are not statements of historical fact.  In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," “objective,” “forecast,” “goal” or "continue," the negative of such terms, or other comparable terminology.  These statements are only predictions, and actual events or results may differ materially. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements, and in all cases, such statements are subject to the Company’s ability to secure additional financing or to increase revenues to support its operations.  If the Company cannot secure additional financing or increase its revenues to support its operations, the Company’s status as a going concern will remain in doubt. In this regard, the business and operations of the Company are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements contained in this Form 10-QSB.  In evaluating the Company’s business, you should give careful consideration to the information set forth herein.

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

Overview

The Company is a leading technology firm for video compression.  We have developed a proprietary technology platform and video compression/decompression software technology (“codecs”) to deliver high quality video at the lowest possible data rates via the Internet and over closed area networks. We offer a suite of products and services, including high-level video encoding, encoding workstations, hosting, streaming, interface design, customized technical support, and consulting services. In addition, we license our high quality video codecs for use in closed area networks such as set-top boxes, electronic gaming devices and wireless applications.

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

In June of 1999, The Duck Corporation was merged with and into a wholly owned subsidiary of Applied Capital Funding, Inc., a public company whose name was later changed to On2.com Inc. On May 22, 2001, the Company’s shareholders approved changing the name of the Company from On2.com Inc. to On2 Technologies, Inc.  Through the first quarter of 2000, the Company devoted substantially all of its efforts to building a proprietary content network and developing the technology to operate a broadband content site. In June of 2000, the Company made a strategic decision to de-emphasize the development of its content site and redirected its strategic operating focus toward providing its proprietary broadband technology solutions to customers requiring television quality video signals for distribution over the broadband Internet or to consumer electronic devices.

In December 2000, the Company initiated certain cost savings initiatives that included a reduction in workforce, the closing of certain offices in San Francisco and Los Angeles and the sale of certain content-related, non-strategic assets associated with acquisitions made in connection with the development of a broadband content site.  The Company’s strategic focus is to provide the highest level of broadband technology services and products to customers for delivery of DVD quality video over the Internet and to consumer electronic devices.  The Company believes that, subsequent to its restructuring and cost savings initiatives, its has sufficient personnel to continue its research and development efforts as well as to create products and perform services that encompass its proprietary broadband technologies.

In view of the rapidly evolving nature of its business and its limited operating history, the Company has limited experience forecasting its revenues and operating costs. Therefore, the Company believes that period-to-period comparisons of financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.  To date, the Company has incurred substantial costs to create technology products and services.  As of September 30, 2001, the Company had an accumulated deficit of $94.8 million. The Company will continue to incur costs to develop, introduce and enhance products and services, build brand awareness and grow the business. The Company may also incur significant additional costs related to technology, marketing or acquisitions of businesses and technologies to respond to changes in this rapidly developing industry. These costs may not correspond with any meaningful increases in revenues in the near term, if at all.  As such, these costs may result in negative operating cash flows until such time as the Company generates sufficient revenue to offset such costs.

Results of Operations

Revenues.  Revenues for the three months ended September 30, 2001 were $497,556 as compared to $289,750 for the three months ended September 30, 2000.  Revenues for the three months ended September 30, 2001 were derived primarily from engineering and consulting services and the licensing of the Company’s products.  Revenues for the three months ended September 30, 2000 were derived primarily from historical licensing agreements, encoding services and the sale of the Company’s legacy DVD assets.  Revenues for the nine months ended September 30, 2001 were $1,301,504 as compared to $618,724 for the nine months ended September 30, 2000.  Revenues for 2001 were primarily derived from engineering fees, encoding services and licensing of the Company’s technology and products.  Revenues for 2000 were primarily derived from encoding services, licensing fees and the sale of the Company’s legacy DVD assets.  The period-to-period increase is primarily attributable to certain engineering and consulting projects as well as an increase in encoding services. The majority of the Company’s current and future revenue is and will be derived from broadband video encoding services, engineering and consulting services and licensing its technology and products to video content owners who want to use the Company’s technology to distribute television quality video images to broadband end users.

Operating expenses

The Company's operating expenses consist of research and development, sales and marketing, general and administrative expenses, impairment and restructuring charges and non-cash stock based compensation.

Research and Development.  Research and development expenses consist primarily of salaries and related expenses for personnel and consulting fees associated with the development and enhancement of the Company’s proprietary broadband technology services and applications, hosting costs, depreciation and operating leases for certain equipment. To date, all research and development costs have been expensed as incurred because technological feasibility is generally not established until substantially all development is complete.  Research and development expenses for the three months ended September 30, 2001 were $1,132,045 as compared to $2,590,394 for the three months ended September 30, 2000.  Research and development expenses for the nine months ended September 30, 2001 were $4,526,418 as compared to $8,715,055 for the nine months ended September 30, 2000.  The period-to-period decrease in absolute dollars is primarily attributable to a decrease in internal personnel and consulting fees associated with developing and enhancing the new technology and products.  Additionally, as a result of certain cost-savings initiatives, the Company disposed of certain non-strategic, content related assets that decreased certain personnel and production costs as well.  Moreover, research and development expenses for the nine months ended September 30, 2000 included costs associated with the development of a broadband content Website and costs associated with producing, acquiring, processing and distributing content for it.  As a result of a strategic decision to focus on providing services and products that include its proprietary broadband technology solutions, the Company did not incur content development and distribution costs during 2001 nor does it expect to incur such costs in future periods.  The Company believes that continued investments in research and development are necessary to maintain its competitive advantage and meet its strategic objectives.  Therefore, the Company will hire additional engineers and consultants as necessary to develop and enhance its broadband technology services and products.

Sales and Marketing.  Sales and marketing expenses consist primarily of salaries and related costs of sales, business development and marketing personnel, tradeshow expenses, advertising costs, marketing and promotional costs incurred to create brand awareness and public relations expenses.  Sales and marketing expenses were $332,787 for the three months ended September 30, 2001 as compared to $995,496 for the three months ended September 30, 2000. Sales and marketing expenses were $1,744,598 for the nine months ended September 30, 2001 as compared to $5,386,091 for the nine months ended September 30, 2000. The period-to-period decrease is primarily attributable to a decrease in personnel, advertising costs and tradeshow costs associated with the Company’s cost saving initiatives implemented in December 2000. However, the Company intends to continue to recruit and hire experienced personnel, as necessary, to sell and market its products and services.

General and Administrative.  General and administrative expenses consist primarily of salaries and related personnel costs for general corporate functions including MIS, finance, human resources, legal and facilities, outside legal and professional fees, depreciation of fixed assets, amortization of goodwill and other intangible assets, bad debt expense, impairment of equity investments and general operating overhead. General and administrative costs were $1,513,803 for the three months ended September 30, 2001 as compared to $2,785,993 for the three months ended September 30, 2000. General and administrative costs were $5,163,082 for the nine months ended September 30, 2001 as compared to $8,054,912 for the nine months ended September 30, 2000. The period-to-period decrease in absolute dollars is primarily attributable to a decrease is administrative personnel, rent, legal and professional fees and amortization of goodwill and intangible assets associated with the Company’s cost saving initiatives implemented in December 2000.

Impairment and Restructuring Charges.  In December 2000, in connection with certain cost saving and corporate restructuring initiatives, the Company’s Board of Director’s approved a plan that included the sale of certain content-related, non-strategic assets that would no longer be used in the operations of the Company, closing the Company’s offices in San Francisco and Los Angeles and a reduction in the Company’s workforce.

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

For three and nine months ended September 30, 2001, the Company recorded an impairment charge of $20,000 and $470,000, respectively, related to its Quickband content library.  The Company is actively pursuing the sale of its Quickband content library and recorded the impairment charge to reflect the fair market value of the library as of September 30, 2001.

The Company recorded a charge of $63,333 for the three and nine months ended September 30, 2001 related to a trademark that would no longer be used by the Company.  The write-off reflected the net book value of the asset at the time it was no longer deemed to have value.

Non-Cash Stock Based Compensation.  Non-cash stock based compensation was $43,707 for the three months ended September 30, 2001 as compared to $-0- for the three months ended September 30, 2000.  Non-cash stock based compensation was $143,707 for the nine months ended September 30, 2001 as compared to $11,557,883 for the nine months ended September 30, 2000.  The non-cash stock based charge for the three and nine months ended September 30, 2001 is a result of shares of Common Stock issued to the Company’s Non-Executive Chairman in lieu of cash compensation and options to purchase shares of Common Stock granted to certain consultants.  A portion of the non-cash compensation for the three and nine months ended September 30, 2000 is the result of cashless exercises of stock options granted to employees under the Company’s 1999 Amended and Restated Stock Option Plan (the “1999 Plan”).  As the 1999 Plan was self-administered between January 2000 and May 2000, generally accepted accounting principles required the Company to recognize the full fair market value of all shares exercised under the cashless provision during that period.  The non-cash stock based charge related to these cashless exercises for the three and nine months ended September 30, 2000 was $-0- and $10,257,883, respectively.  The Company has now contracted with a third party to administer all stock option exercises.  Thus, the Company does not anticipate non-cash charges from cashless exercises in future periods.  Additionally, for the nine months ended September 30, 2001, the Company recorded a non-cash stock based charge of $1,300,000 in connection with the issuance of a warrant to a business partner who agreed to sponsor the Company’s web site.

Interest and Other Income (Expense).  Interest and other income (expense) primarily consists of interest income earned on the Company’s cash and cash equivalents, interest expense incurred from the Company’s capital lease obligations and note payables and the amortization of debt discounts.  Interest and other income (expense) was ($477,258) for the three months ended September 30, 2001 as compared to $69,285 for the three months ended September 30, 2000.  Interest and other income (expense) was ($1,555,357) for the nine months ended September 30, 2001 as compared to $495,444 for the nine months ended September 30, 2000. The period-to-period decrease is a result of a decrease in the average balance of our cash and cash equivalents, the amortization of a debt discount related to the Company’s convertible debenture financing and the impairment of the Company’s equity investments.

Income Taxes.  Income taxes are based solely on state and local taxes on business and investment capital.  The Company does not pay, nor does it anticipate paying, significant state and local income taxes based on its investment capital.

Liquidity and Capital Resources

At September 30, 2001, the Company had cash and cash equivalents of $575,956 as compared to $1,561,495 at December 31, 2000.

Net cash used in operating activities was $8,899,445 and $19,212,239 for the nine months ended September 30, 2001 and 2000, respectively.  The decrease in net cash used in operating activities is primarily attributable to a decrease in the Company’s net operating losses, excluding depreciation and amortization, non-cash stock based charges, impairment and restructuring charges and the amortization of debt discounts and a decrease in prepaid and other current assets.  These amounts were offset by a decrease in accounts payable and accrued expenses and deferred revenue.

Net cash used in investing activities was $106,894 and $3,380,762 for the nine months ended September 30, 2001 and 2000, respectively.  The period-to-period decrease is primarily attributable to decreases in the purchases of property and equipment, advances to affiliates and cash paid for acquisitions, net of cash acquired.

Net cash provided by financing activities was $8,025,229 and $12,545,044 for the nine months ended September 30, 2001 and 2000, respectively.  The period-to-period decrease is primarily attributable to a difference in the proceeds received from the issuance of Preferred Stock, Common Stock and convertible debentures and a decrease in proceeds received from the exercise of stock options.

The Company currently has no material commitments other than those under our operating lease arrangements.

The market for distribution of broadband technology services is highly competitive and may require significant capital expenditures.  The Company’s capital requirements depend on numerous factors, including market acceptance of its technology and services, research and development costs and the resources it spends on marketing and selling its technology and services.  Additionally, the Company continues to evaluate investments in complementary businesses, products and services, some of which may be significant.  The Company has experienced increases in its capital expenditures, consistent with the growth of its business, and significant operating losses and negative operating cash flows to date.

 The Company will require additional funding during the next 12 months to finance the growth of its current operations and fulfillment of its strategic objectives.  Additionally, the Company may require more financing to fund acquisitions, develop new technologies or acquire strategic assets.

In December 2000, the Company entered into a common stock purchase agreement (“Stock Purchase Agreement”) with an accredited investor (“Investor”), for the sale, from time to time, of the Company’s Common Stock.  Pursuant to the Stock Purchase Agreement, the Investor has committed to purchase up to $23,000,000 of Common Stock over a 36 month period.  The Investor may be required to invest an additional $17,000,000 upon the attainment of certain trading volumes and weighted average market prices in the Company’s Common Stock.  However, the Company’s ability to procure funds through the Stock Purchase Agreement may also be limited or prohibited based on certain trading volumes and weighted average market prices in the Company’s Common Stock.

In connection with agreements entered into with RealNetworks, Inc., the Company issued to RealNetworks 1,785,714 shares of its Common Stock in July 2001, and received proceeds of $1,000,000.  Also, in July 2001, the Company entered into an agreement with Travelers, which agreement was amended on August 10, 2001 to provide that Travelers would receive 3,571,429 shares of preferred stock and warrants.  Each share of preferred stock is convertible into one share of the Company’s Common Stock after a period of six months, and each warrant is exerciseable into 1.5 shares of the Company’s Common Stock after a period of six months.  The exercise price of the warrants is $0.56 per share.  The Company received proceeds of $2,000,000 from Travelers.

Notwithstanding the above, management is actively pursuing increases to cash flows and additional sources of financing and believes that such increases and additional financing will generate sufficient cash flow to fund the Company’s operations through fiscal year 2001.  Management’s plan to increase the Company’s cash flows from operations relies significantly on increases in revenue generated from its broadband technology services, products and licenses and decreases in operating expenses.  However, there are no assurances that such matters will be successfully consummated.  In such event, the Company could reduce the development of its products and services, scale back current operations until such funds become available on terms acceptable to the Company and could potentially result in a modification to the auditor’s report on the Company’s December 31, 2001 financial statements.

Impact of Recently Issued Accounting Pronouncements

During June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No.141, Business Combination (“SFAS No. 141”) and No. 142 Goodwill and Other Intangible Assets (“SFAS No. 142”).  SFAS No. 141 changes the accounting for business combinations, requiring that all business combinations be accounted for using the purchase method and that intangible assets be recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are separable or capable of being separated from the acquired entity and sold, transferred, licensed, rented or exchanged.  SFAS No.141 is effective for all business combinations initiated after June 30, 2001.  SFAS No. 142 specifies that financial accounting and reporting for acquired goodwill and other intangible assets.  Goodwill and intangible assets with indefinite useful lives will not be amortized but rather will be tested at least annually for impairment.  SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.

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

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

Collection Risk.  The Company’s accounts receivables are subject, in the normal course of business, to collection risks.  Although the Company regularly assess these risks and has policies and business practices to mitigate the adverse effects of collection risks, significant losses may result due to the non-payment of receivables by its customers.

Interest Rate Risk.  The Company’s return on its investments in cash and cash equivalents is subject to interest rate risks.  The Company regularly assesses these risks and has established policies and business practices to manage the market risk of its cash and cash equivalents.

Foreign Currency Risk.  The Company transacts business in the United Kingdom.  Accordingly, the Company may be subject to exposure from the adverse movements in foreign currency exchange rates.  The effect of foreign currency exchange rate fluctuations has not been material to date.  The Company does not use derivative financial instruments to limit its foreign currency risk exposure.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time the Company is party to various legal proceedings arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Item 2. Changes in Securities

Notes 4 and 5 to the interim consolidated financial statements in Part I of this Form are hereby incorporated by reference.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 6. Exhibits and Reports on Form 8-K.

(a)    Exhibits

Exhibit Number                    Description

(b)   Reports on Form 8-K

On July 18, 2001, the Company filed a Form 8-K under Item 5 regarding a Common Stock Purchase agreement entered into with RealNetworks, Inc.

On July 20, 2001, the Company filed a Form 8-K under Item 5 regarding a Unit Purchase Agreement entered into with Travelers Indemnity Company.

On August 9, 2001, the Company filed a Form 8-K under Item 5 regarding a Software License Agreement entered into with Media Commerce Solutions, Inc.

On August 23, 2001, the Company filed a Form 8-K/A amending its original Form 8-K, filed on July 20, 2001, regarding the Unit Purchase Agreement entered into with Travelers Indemnity Company.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

On2 Technologies, Inc.
(Registrant)

November 14, 2001	/s/ Mark J. Meagher
(Date)	(Signature)
Mark J. Meagher Executive Vice President and Chief Financial Officer