Form 10-K
period 2001-12-31
ON2 TECHNOLOGIES INC
filed 2002-03-15
CIK 1045280

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.


                         Commission file number 1-15117.

                             ON2 TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                  84-1280679
--------------------------------------------------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

   145 Hudson Street, New York, NY                                      10013
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

Title of each class:  COMMON STOCK

Name(s) of each exchange on which listed:  AMERICAN STOCK EXCHANGE

Securities Registered Pursuant to Section 12(g) of the Act:  NONE

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
|X| Yes |_| No

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

         Issuer's revenues for the year ended December 31, 2001 were approximately $2,220,101.

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on the American Stock Exchange on March 13, 2002 was approximately $14,448,000.

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         State the number of shares outstanding of each of the issuer's classes of common stock, $0.01 par value ("Common Stock"), as of the latest practicable date:

43,968,621 shares as of March 13, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Items 9, 10, 11, and 12 of Part III are incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders, to be held on April 30, 2002. Registrant's definitive Proxy Statement will be filed with the Securities and Exchange Commission on or before 120 days after December 31, 2001.

Transitional Small Business Disclosure Format (Check one):    |_| Yes  |X| No

                                TABLE OF CONTENTS

PART I

   ITEM 1.      DESCRIPTION OF BUSINESS.......................................4
   ITEM 2.      DESCRIPTION OF PROPERTY......................................11
   ITEM 3.      LEGAL PROCEEDINGS............................................11
   ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........11

PART II

   ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.....12
   ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS..................................14
   ITEM 7.      FINANCIAL STATEMENTS.........................................31
   ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE........................31

PART III

   ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                  CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF
                  THE EXCHANGE ACT...........................................32
   ITEM 10.     EXECUTIVE COMPENSATION.......................................32
   ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.................................................32
   ITEM 12      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............32
   ITEM 13      EXHIBITS AND REPORTS ON FORM 8-K.............................32

   Signatures................................................................34

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

         This document contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance and are not statements of historical fact. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," "objective," "forecast," "goal" or "continue," the negative of such terms, or other comparable terminology. These statements are only predictions, and actual events or results may differ materially. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements, and in all cases, such statements are subject to our ability to secure sufficient financing or to increase revenues to support our operations. If we cannot secure sufficient financing or increase revenues to support our operations, our status as a going concern will remain in doubt. In this regard, our business and operations are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements contained in this Form 10-KSB. In evaluating our business, you should give careful consideration to the information set forth below under the caption "Management's Discussion and Analysis-- Risk Factors That May Affect Future Operating Results," in addition to the other information set forth herein.

     The inclusion of the forward-looking statements should not be regarded as a representation by us, or any other person, that such forward-looking statements will be achieved. We undertake no duty to update any of the forward-looking statements, whether as a result of new information, future events or otherwise. In light of the foregoing, readers are cautioned not to place undue reliance on the forward-looking statements contained in this report.

OVERVIEW

      We are a leading video compression technology firm. We have developed a proprietary technology platform and video compression/decompression software ("codec") to deliver high quality video at the lowest possible data rates to closed area networks, such as set-top boxes, the Internet and wireless devices. We offer a suite of products and services that encompass our proprietary compression technology. Our service offerings include customized engineering and consulting services and technical support and high-level video encoding. In addition, we license our software products, which include video and audio codecs and encoding and server software, for use with video delivery platforms.

BUSINESS STRATEGY

     Our strategy is to be the premier provider of video compression/decompression software technology and compression tools. We are striving to achieve our goals by implementing the following key strategies:

         o developing and expanding our expertise in video compression and streaming software;
         o continuing our research and development efforts to increase the quality of video technology in order to improve the experience of end users;
         o leveraging our existing products and services to support new products and services and to expand our presence in multiple industries, including the Internet, wireless applications and consumer electronics; and
         o expanding into international markets by contracting resellers of our products and services.

OUR TECHNOLOGY AND PRODUCTS

     PRODUCTS

     Our technology is designed to deliver the highest quality video at the lowest possible data rates. We currently license and develop a number of products related to our TrueMotion line of codecs and TrueCast line of server products for closed area networks, the Internet and consumer electronic industries.

TRUEMOTION VP3 SERIES

     Our TrueMotion VP3 series of codecs includes VP3, VP3.1 and VP3.2. VP3 was introduced in January of 2000 and was the original codec used on our website at data rates between 300 and 400 kbps. VP3.1 was launched in June of 2000 and provided for full-motion, full-screen television quality video over the Internet at data rates as low as 250 kbps, scaling dynamically to 500 kbps and more. Introduced in August of 2000, VP3.2 is designed to offer the highest quality video transmission over broadband Internet connections and supply television quality at data rates as low as 200 kbps. VP3 files are encoded in multiple bit rates and at optimum frame rates (usually 29.97 fps) within a single file. This multiple bit rate file is designed to work optimally with both our TrueCast server and RealServers running the VP3 plug-in for Real.

OPEN SOURCE VP3.2

     VP3.2 was made available to the open-source community on September 7, 2001, in order to provide software developers an efficient, open source video codec with no platform limitations or restrictive license fees. VP3 became the first true common format that is open, documented and free. Nearly 12,000 people have registered for the license and source code as of the end of February 2002.

     We created VP3-based plug-ins for other media formats, such as Apple's QuickTime. With these plug-ins, users can encode content using VP3 plug-in technology engineered to play that content back through these other popular player-formats.

VP3 FORAPPLE'S QUICKTIME

     Our plug-in for Apple's QuickTime 5 enables Internet users to view full-screen, full-motion, television quality VP3 encoded video through the QuickTime player. Our VP3 for QuickTime plug-in is available on our website located at www.on2.com and as part of QuickTime 5's component download feature. After installing the VP3 for QuickTime codec, it becomes compatible with all QuickTime applications. VP3 for QuickTime encoded video files may be streamed from the QuickTime StreamServer or may be transmitted from a web server for progressive download.

VP4 CODEC

     VP4, our flagship product, was released in the second quarter of 2001. Initially optimized for set-top boxes and closed area environments, VP4 is widely recognized as the most efficient video compression technology available. VP4 achieves near-DVD quality at 450 kbps and near-VHS quality at 150 kbps at full-screen and full-motion. VP4 offers a 60-70% bandwidth reduction over some of our competitor's technologies allowing for greatly reduced costs for comparable quality video.

     The VP4 codec is the first compression technology to break the 1-megabit barrier for full-resolution, 60 field-per-second digital video delivery - achieving comparable quality to MPEG-2 at significantly lower data rates.

     VP4 was integrated in (i.e. "ported") Equator Technologies' MAP-CA digital signal processor and is currently being used to power Video-On-Demand initiatives in Japan and Korea. Additionally, we ported VP4 onto Texas Instruments' fully programmable C6200 DSP, which creates processor options for potential clients. As set-top box and consumer device deployment increases throughout 2002, the recurring licensing fees have the potential to generate significant revenues.

ON2'S VP4 FOR REAL

     RealNetworks(R) has licensed On2's VP4 video compression technology for the internet, set-top boxes and other consumer devices. Under the agreement, On2 and Real have agreed that On2 will enable RealPlayer(R) as the exclusive media player for the VP4 codec, and the RealSystem(R) IQ architecture will become the only streaming media platform capable of delivering the VP4 codec other than TrueCast. As a result, our sales and marketing efforts will include the licensing of products that contain or use Real Networks' RealSystem(R) architecture and components including On2's software. On2 has developed two components for video delivery through the RealSystem architecture:

         o VP4 for RealPlayer Plug-in - Provides support in RealPlayer or RealOne for playback of files compressed with On2's VP4 video codec and AVC audio codec, and

         o VP4 for RealSystem Server Plug-in - Provides support for streaming VP4 files using RealSystem 8 media servers (Windows 2000, NT and Linux).

     The combination of the RealPlayer, RealSystem iQ and the VP4 codec enables consumers to have the highest quality playback experience currently available. RealSystem IQ is robust, standards-based, end-to-end system architecture that can provide a single common framework for global Internet media delivery - from any platform, in any format and to any device. As a result, On2 believes that its customers will be able to deliver their video and audio in an optimized format to the largest possible audience.

VP5

     As of March 2002, VP4, our current flagship product is still the only video compression technology to break the 1-megabit barrier for full resolution, 60 field-per-second digital video delivery. We believe that VP5 will allow a 50% reduction over the bandwidth required to show comparable quality video using VP4. Additional features offered by VP5 include real-time encoding and the ability to handle interlaced content, making it the first codec on the market to offer true broadcast-quality, real-time compression of difficult live material such as sports and action footage at sub-megabit data rates. In tests across a broad spectrum of content, competitive codecs typically require data rates 50% higher than VP5 to achieve comparable quality. VP5 also outperforms the proposed H.26L standard (even with all of its advanced options enabled) in quality, data rate and performance while maintaining lower decode and encode complexity. The ability to handle interlaced content sets VP5 apart from the litany of internet codecs that are available.

     VP5 will be available for license in the summer of 2002.

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

     TM2X offers high resolutions (320x240, 640x480) and high bit-rates, that can play back smoothly on a wide range of CPUs. The product was part of QuickTime and Video for Windows and can be used in programs such as Adobe Premiere and Terran's Media Cleaner Pro. It is also a cross platform codec, with QuickTime working on both MacIntosh computers and personal computers.

AUDIO FOR VIDEO CODING TECHNOLOGY (AVC)

     AVC is an advanced compression algorithm that is ideal for a variety of audio sources, including music, human speech, film and broadcast television. AVC can achieve very high quality audio at bit rates lower than current standards such as MP3 or AC-3. This algorithm is designed for easy portability to embedded devices and can be licensed for a lower per-unit cost than other audio codecs on the market. AVC has been optimized to run with the VP3 and VP4 video codecs, and this combination can provide a seamless low-bit-rate multimedia experience. VP4 combined with AVC is comparable to MPEG2 combined with AC-3, but with a substantial data rate savings. It is ideal for VOD deployment over DSL or cable networks. AVC also allows for less transfer time and storage space for downloaded files.

ON2'S VP4 ENCODER

     The VP4 Encoder enables content owners to efficiently re-master and compress their assets into the VP4 format at their own convenience. Beginning with capturing uncompressed video through high quality SDI inputs, users can create an optimized digital file using our proprietary re-mastering tools. These tools are geared toward the video professional that wants exact control over the optimization process. Once the raw file has been optimized, our compression software has the capability of creating multiple data rate compressed files.

TRUECAST SERVER SOFTWARE

     TrueCast(R) Server Software is designed to take full advantage of our industry-leading VP line of codecs and to guarantee the smoothest delivery of compelling multi-media presentations over private networks (i.e. set-top boxes), embedded platforms or the Internet.

     TrueCast comes optimized in two manners: one for transport using our own proprietary protocol, TrueCast Transport Protocol (TTP), and one for RTSP/RTP to various set-top box platforms. TrueCast and VP4 are an ideal combination for low-bit-rate Video-On-Demand systems. Our TrueCast Servers and the VP4 Encoder provide the necessary tools for high-quality video over low speed IP connections.

SERVICES

     In addition to licensing our software, we offer the following professional services to our customers.

CUSTOM ENGINEERING AND CONSULTING SERVICES

     We provide custom engineering and consulting services designed to support customers that are interested in porting and optimizing our technology platform and algorithm libraries into set-top boxes, gaming and wireless devices and other closed network applications.

ENCODING SERVICES

     Our core competence is in the development and implementation of high-quality video compression technology. We encode video assets into our proprietary formats or into a variety of other formats including RealNetworks' Real, Apple's QuickTime, and Microsoft's Windows Media, in a range of data rates, from narrowband to broadband. Our quality video encoding service includes remastering our clients' video files before they are compressed for frame rate optimization, color correction and balancing, audio optimization and scene-by-scene preprocessing.

RESEARCH AND DEVELOPMENT

     The focus of our research and development activities is to improve and expand upon our core codec technology, which improves the video experience for end users. Our research and development efforts have enabled us to provide quality video compression and decompression at lower broadband data rates and certain narrowband data rates. We believe that continued advances in our technology are key to the success of our business. Consequently, we devote a substantial portion of our resources to our research and development efforts. Research and development expenses for the year ended December 31, 2001 were $3,856,244 as compared to $8,004,932 for the year ended December 31, 2000. Research and development expenses for the year ended December 31, 2000 also included costs associated with the development of a content network. As our current business strategy is the distribution of our compression technologies, we did not incur significant costs associated with production of a content network in 2001 nor do we expect to incur such costs in future periods.

     In January 2002, we announced the completion of our integration of our VP4 compression technology into RealNetworks' RealOne and RealPlayer. This includes the development of VP4 "plug-ins" for the RealPlayer and the RealSystem Server that enables VP4 content to be streamed over the RealNetworks' streaming architecture. RealNetworks is currently certifying the software under our Development and Services License Agreement. Once certified, we will begin licensing this software with the RealNetworks system.

     Also in January 2002, we announced the upcoming release of VP4i, our next-generation compression technology that enables real-time capture and encoding. The development of VP4i is complete and we are demonstrating it to customers. We will base additional engineering requirements on customer feedback.

     In February 2002, we announced the introduction of a preview version of VP5, our latest generation of compression technology. VP5 achieves similar picture quality of VP4 at a significant reduction in bandwidth requirements and provides the ability to stream interlaced content. We intend to fully deploy VP5 in the summer of 2002.

SALES AND BUSINESS DEVELOPMENT

     The goal of our sales and business development departments is to build relationships that fall into two basic categories: professional services and product licensing. Professional services primarily focus on porting or optimizing our compression technologies to multiple hardware platforms used in video delivery solutions. Our sales and business development teams focus on engaging chip-set manufacturers, global cable and telecommunication companies and manufacturers of hardware platforms for consumer electronic and wireless devices. Additionally, our sales and business development teams focus on selling encoding and streaming software licenses to content providers who are delivering video over closed area networks and to IP-based end users.

INTERNATIONAL

     We believe that we are well positioned to selectively expand our business internationally. With its vast amount of broadband networks, we believe Asia is one of the strongest markets for video-on-demand initiatives. Our International sales and business development efforts have been focused in this region to date. We are currently involved with several Asian entities in which we have designed and engineered set-top box deployments. An additional method for international expansion is the appointment of resellers of our products and services whereby such resellers purchase software licenses from us and sell them in a designated international market. To date, we have signed reseller agreements for both the Japanese and Korean markets.

     For the year ended December 31, 2001, foreign customers accounted for approximately 67% of total revenue. These customers are primarily located in Asia. For the year ended December 31, 2000, the Company did not generate revenue from foreign customers. We did not generate revenue from our reseller agreements for any of the periods presented.

     Additionally, all of the Company's assets and operations have been and are currently based within the United States, except for two research and development employees located in the United Kingdom. There was no revenue generated from the United Kingdom operations for the years ended December 31, 2001 and 2000.

COMPETITION

     We believe that our principal competitive advantage is our ability to deliver video that is comparable in quality to other compression technologies at significantly lower data rates. This attribute significantly reduces the amount of bandwidth necessary to deliver video of similar quality and allows our customers to realize a greater profit on their video delivery initiatives.

     Our business is highly competitive and affected by rapid change. We believe that the principal competitive factors in our business include technological innovation, versatility of products, pricing, customer service, network quality, service offerings and the flexibility to adapt to changing market conditions. In the broadband codec market, we compete with companies such as Microsoft, Intel, RealNetworks, Apple and Sorenson, and in the closed-area networks market, we compete with MPEG2 and MPEG4 and several codecs that position themselves as "MPEG4-based". We also compete with companies that provide encoding services and companies that encode their content in-house. In establishing our business strategy, we face a number of strong, firmly entrenched competitors who are currently providing similar services to low-bandwidth and high-bandwidth users. These and other companies are already providing broadband video-based services and technology. In addition to competition from other content and technology companies, well-established media distribution companies, particularly in the cable television and satellite markets, have established, and continue to seek to establish, interactive, on-demand digital services through the development of sophisticated digital set-top technology and related back-end server systems. Many of our existing competitors have, and some future competitors may have, significantly greater financial and technical resources than we have.

CUSTOMERS

     Our customers, and the potential customers of our resellers, typically are large digital communication and media companies, entertainment companies, telecommunication companies and other global corporations that operate within the digital media industry. For the year ended December 31, 2001, four customers accounted for 26%, 23%, 13% and 13% of the Company's total revenues. For the year ended December 31, 2000, four customers accounted for 19%, 15%, 10% and 10% of the Company's total revenues.

INTELLECTUAL PROPERTY

     We regard much of our technology as proprietary and try to protect it by relying on trademarks, copyrights, patents, trade secret laws and confidentiality agreements. We regard our copyrights, service marks, trademarks, trade secrets, proprietary technology and similar intellectual property as critical to our success. We currently hold several U.S. patents and have some U.S. patent applications pending. We believe that the patents that are currently issued are not material to our business. While we try to assure that the quality of the On2 brand is maintained through such measures, there can be no assurance that steps we have taken and continue to take to protect our proprietary rights will be adequate or that third parties will not infringe on our intellectual property. In addition, there can be no assurance that third parties will not assert infringement claims against us which, even if not meritorious, could result in the expenditure of substantial resources and management effort.

     In connection with our software license agreements with third parties, we seek to control access to and distribution of our technology, documentation and other proprietary information. Even with all of these precautions, it could be possible for someone else to either copy or otherwise obtain and use our proprietary information without our authorization or to develop similar technology independently. Effective trademark, copyright and trade secret protection may not be available in every country in which our services are made available through the Internet, and policing unauthorized use of our proprietary information is difficult and expensive. We cannot be sure that the steps we have taken will prevent misappropriation of our proprietary information. Any misappropriation could have a material adverse effect on our business. In the future, we may need to go to court to either enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. That litigation might result in substantial costs and diversion of resources and management attention.

     From time to time, we license from third parties technologies incorporated into some of our products and services. Although we do not currently have material third party technology licenses, as we continue to introduce new services that incorporate new technologies, we may be required to license additional technology from others. We cannot be sure that these third-party technology licenses will continue to be available on commercially reasonable terms, if at all.

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

EMPLOYEES

     As of December 31, 2001, we had approximately 47 full-time employees. Of the total employees, 26 were engineering and product development personnel, 7 were sales and marketing personnel and 14 were general and administrative personnel.

     None of our employees are represented by a labor union, and we consider our relationship with our employees to be good. We supplement our work force from time to time with contractors, administrative personnel through employment agencies, and part time employees.

ITEM 2.  DESCRIPTION OF PROPERTY.

         We do not own any real property. We lease approximately 12,200 square feet of space where our principal executive and administrative offices are located at 145 Hudson Street, New York, NY 10013 at an annual rental of approximately $330,000. This lease expires on December 31, 2003. We maintain an engineering office in the Albany, New York area of 4,680 square feet at an annual rental of approximately $67,500. This lease expires on November 30, 2002. Management believes these facilities are all in usable condition and that these facilities are sufficient to meet our needs for the immediate future.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company sued Ecoin Co. Ltd. ("Ecoin") on April 30, 2001 in the United States Court for the Southern District of New York. Our complaint alleged breach of contract arising from the failure of Ecoin to pay approximately $400,000 owed to On2 under a Technology License and Reseller Agreement that On2 and Ecoin entered into on February 20, 2001. Ecoin counterclaimed on December 17, 2001 for an amount to be determined at trial, but in no event less than $100,000, alleging fraudulent inducement and demanding rescission. The Company believes that the counterclaims of Ecoin are without merit and intends to vigorously pursue our claim and defend against the counterclaim.

     From time to time we have been named in other claims arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these other matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our common stock is traded on the American Stock Exchange under the symbol "ONT". The following table sets forth for the fiscal periods indicated the high and low bid prices of our common stock, as reported on the American Stock Exchange, since our inception on June 15, 1999:

                                                                High       Low
                                                                ----       ---
FISCAL YEAR 2002

                  First Quarter (through March 13, 2002)       $0.52      $0.37
FISCAL YEAR 2001

                  First Quarter                                $2.05      $0.46
                  Second Quarter                               $0.85      $0.43
                  Third Quarter                                $0.87      $0.46
                  Fourth Quarter                               $0.41      $0.29
FISCAL YEAR 2000

                  First Quarter                                $31.87     $13.00
                  Second Quarter                               $14.88     $5.25
                  Third Quarter                                $6.75      $2.40
                  Fourth Quarter                               $4.30      $0.33
FISCAL YEAR 1999

                  June 15, 1999 to June 30, 1999               $6.38      $5.56
                  Third Quarter                                $15.00     $5.00
                  Fourth Quarter                               $36.25     $10.63


     There were approximately 249 stockholders of record of our common stock as of February 28, 2002.

     It is our present policy not to pay cash dividends and to retain future earnings to support our growth. We do not anticipate paying any cash dividends in the foreseeable future.

RECENT ISSUANCES OF UNREGISTERED SECURITIES

     Effective as of February 1, 2001, we executed a General Release and Separation Agreement with two former employees, Dera Revel and Don McLaughlin, pursuant to which we agreed to issue to each of them warrants to purchase 3,000 and 7,500 shares of common stock, respectively, upon the execution and delivery of their respective agreement to us. The exercise price of the warrants is $1.34, and they expire on February 14, 2004. The aggregate value of the warrants issued was approximately $7,400 and represented a portion of the severance package offered to the former employees. We relied on Section (4)(2) of the Securities Act in issuing the shares without registration. The former employees were neither accredited nor sophisticated investors. They had access to and general knowledge of our business in their capacity as employees of us.

     On February 15, 2001, we entered into a Settlement Agreement with Technology Resource Partners, pursuant to which we issued 32,328 shares of our common stock to it. Technology Resource Partners is not an accredited investor and, to our knowledge, the partners of that partnership are neither accredited investors nor sophisticated investors. The partnership had access to all documents filed by us with the SEC pursuant to section 13(A), 13(C), 14 and 15(D) of the Securities Exchange Act of 1934. The shares were issued to settle a claim against us by Technology Resources Partners for services rendered to one of our subsidiaries. The total value of the claim was approximately $64,000, of which $30,000 was paid in cash and the remaining portion of the claim was satisfied through the issuance of our common stock. We relied on Section (4)(2) of the Securities Act in issuing the shares without registration.

     On February 21, 2001, we entered into a Lease Termination Agreement with Montgomery Lands, Inc. pursuant to which we issued 80,000 shares of our common stock to it. Montgomery Lands, Inc. is not an accredited investor, and to our knowledge, its shareholders are neither accredited investors nor sophisticated investors. Montgomery Lands, Inc. had access to all documents filed by us with SEC pursuant to section 13(A), 13(C), 14 and 15(D) of the Securities Exchange Act of 1934. We did not receive any cash proceeds from the issuance of share shares to Montgomery Lands, Inc. In consideration for the issuance of such shares, Montgomery Lands, Inc. terminated our obligations under the lease agreement with it. That lease required us to rent approximately 3,900 square feet of office space at a monthly rate of approximately $24,000. The fair value of the 80,000 shares of common stock issued was approximately $83,200 based upon the closing price of our common stock on the date the termination agreement was consummated. The $83,200 was a negotiated settlement that represented lost rental income from lease termination date until the landlord procured a new tenant. We relied on Section (4)(2) of the Securities Act in issuing the shares without registration.

     On July 18, 2001, we issued 1,785,714 shares of our common stock to RealNetworks, Inc. in connection with a Development Services and License Agreement and a Common Stock Purchase Agreement. RealNetworks invested $1,000,000 in us. In addition, RealNetworks entered into a strategic relationship with us that provided for licensing of our technology to RealNetworks. RealNetworks Inc., an accredited investor, is a strategic partner of ours and we relied on Section 4(2) of the Securities Act and on Rule 506 of Regulation D in issuing the shares without registering the offering under the Securities Act.

     On July 18, 2001, we entered into a Unit Purchase Agreement with Travelers whereby we agreed to sell, but did not issue, 3,571,429 units which consisted of one share and a warrant to purchase 1.5 shares of our common stock. On August 10, 2001, we entered into a new agreement with Travelers, rescinding the Unit Purchase Agreement. Pursuant to the August 10, 2001 agreement, we issued 3,571,429 shares of preferred stock to Travelers and a warrant to purchase 5,357,144 shares of our common stock. The preferred stock could not be converted and the warrant could not be exercised until February 10, 2002. Each share of preferred stock is convertible into one share of common stock. The exercise price of the warrants is $0.56, and they expire on August 10, 2005. In connection with the issuance of the shares and the warrants to Travelers, we received proceeds of $2,000,000. Travelers, an accredited investor, is a strategic partner of ours and we relied on Section 4(2) of the Securities Act and on Rule 506 of Regulation D in issuing the shares without registering the offering under the Securities Act.

     On November 21, 2001, we entered into a second common stock purchase agreement with Crossover Ventures, Inc. ("Crossover"), an accredited investor, for the sale of additional shares of our common stock from time to time. On December 1, 2000, we entered into an earlier common stock purchase agreement with Crossover for the sale of our common stock, from time to time. Under each common stock purchase agreement, we can sell up to $23,000,000 of our common stock solely at our discretion. Crossover is required to purchase an additional $17,000,000 under each agreement upon the attainment of certain weighted average price and trading volume thresholds. The amount of securities issued for a particular draw down is based on the volume weighted average price of our common stock during any given draw down period. As of March 5, 2002 we had sold 12,010,252 shares pursuant to that common stock purchase agreement. In the case of both agreements, we relied on Section 4(2) of the Securities Act and on Rule 506 of Regulation D in issuing the shares without registering the offering under the Securities Act.

 ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements, including the notes thereto, appearing elsewhere in this report.

OVERVIEW

     We are a leading video compression technology firm. We have developed a proprietary technology platform and video compression/decompression software ("codec") to deliver high quality video at the lowest possible data rates to closed area networks, such as set-top boxes, the Internet and wireless devices. We offer a suite of products and services that encompass our proprietary compression technology. Our service offerings include customized engineering and consulting services and technical support and high-level video encoding. In addition, we license our software products, which include video and audio codecs and encoding and server software, for use with video delivery platforms.

     As a result of our July 2001 transactions with Real, we now offer and license our principle technologies in combination with Real's video and audio platform, known as Real System(R) IQ, including Real Server Real Player and Real Producer. Our arrangements contemplated that until July 2006 that RealPlayer(R) will be the exclusive media player for the VP4 codec, and the RealSystem(R) IQ architecture will become the only streaming media platform capable of delivering the VP4 codec in Real's platform.

COMPANY HISTORY

     Founded in 1992 as The Duck Corporation, a privately owned entity, we originally developed and marketed compression technology that enabled developers of computer video games, video games for dedicated video game consoles and multi-media presentations on computers to convert an analog video signal to a digital video signal, and to compress the signal for storage and playback on the required device.

     In June of 1999, The Duck Corporation was merged with and into a wholly owned subsidiary of Applied Capital Funding, Inc., a public company whose name was concurrently changed to On2.com Inc. and subsequently changed to On2 Technologies, Inc. At that time, we had developed proprietary technology that enabled the compression, storage and streaming of high quality video signals over high bandwidth networks (i.e. broadband). We adopted a business model in which we would develop our own broadband content network powered by our proprietary technology. We intended to generate revenue through advertising sales and electronic commerce. Through the first quarter of 2000, we devoted substantially all of our efforts to building a content network and enhancing the technology to operate it. In that time, we made three acquisitions: MetaVisual Creations Limited ("Metavisual"), Celebrity Interviews ("CII") and Quickband Networks, Inc. ("Quickband"). Metavisual was a compression technology firm located in the United Kingdom and had developed its own video compression technology. That technology is instrumental in the compression technology we offer today. CII and Quickband were entities that had created, and had the resources to continue to create, content that we had intended to incorporate into our content network. Through CII and Quickband, we primarily acquired produced content, certain distribution arrangements and certain production personnel.

     By the second quarter of 2000, with the rapid decline in the Internet industry and the lack of interest in content networks, we determined that operating a content network would not be profitable for the foreseeable future. This was evident through rapid declines in Internet advertising and electronic commerce, the two areas in which we intended to generate our revenues. At no time did we generate any revenues from the content network. Revenues generated from any content related assets were the result of legacy arrangements in place prior to our acquisitions of CII and Quickband. As such, we decided to cease production on our content network and developed a strategic business model to distribute our video compression technology to IP based clients as well as those offering video through closed area networks and consumer electronics and wireless devices. This is the business model under which we are currently operating.

     In December 2000, our Board of Directors approved management's plan to significantly reduce costs through certain restructuring initiatives. These initiatives included the sale or disposal of certain content-related, non-strategic assets associated with the development of our content network, the closing of certain offices in San Francisco and Los Angeles and a reduction in workforce. These initiatives were intended to reduce our operating expenses by approximately $5.7 million to $6.0 million annually. As of December 31, 2001, we had achieved those cost savings. As a result of this plan, we recorded restructuring charges of $293,200 and $2,968,665 for the years ended December 31, 2001 and 2000, respectively. These amounts primarily related to the write-down of goodwill and certain intangible and fixed assets, lease termination costs, employment contract termination costs and other miscellaneous costs.

     Excluded from restructuring charges for the year ended December 31, 2000 were severance and personnel costs of approximately $395,000 related to the reduction in workforce. These amounts were recorded in their respective expense categories in the statement of operations. The reduction in workforce amounted to approximately 52 employees and primarily related to content production, engineering, sales and marketing and Internet design personnel. The reduction in workforce was estimated to save us approximately $3.6 million to $3.8 million in compensation and benefit costs on an annual basis. These amounts were included in the total costs savings as described above.

     In view of the rapidly evolving nature of our business and our limited operating history, we have limited experience forecasting our revenues and operating costs. Therefore, we believe that period-to-period comparisons of financial results are not necessarily meaningful and should not be relied upon as an indication of our future performance. To date, we have incurred substantial costs to create technology products and services. As of December 31, 2001, we had an accumulated deficit of $99.2 million. We will continue to incur costs to develop, introduce and enhance products and services, build brand awareness and grow our business. We may also incur significant additional costs related to technology, marketing or acquisitions of businesses and technologies to respond to changes in this rapidly developing industry. These costs may not correspond with any meaningful increases in revenues in the near term, if at all. As such, these costs may result in negative operating cash flows until such time as we generate sufficient revenues to offset such costs.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     This discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements that have been prepared under generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates. We have disclosed all significant accounting policies in note 1 to the consolidated financial statements included in this Form 10-KSB. The consolidated financial statements and the related notes thereto should be read in conjunction with the following discussion of our critical accounting policies. Our critical accounting policies and estimates are:

         o        Revenue recognition

         o Valuation of goodwill, intangible assets and other long-lived assets

     REVENUE RECOGNITION. We currently recognize revenue from professional services and the sale of software licenses. As described below, significant management judgments and estimates must be made and used in determining the amount of revenue recognized in any given accounting period. Material differences may result in the amount and timing of our revenue for any given accounting period depending upon judgments made by or estimates utilized by management.

     We recognize revenue in accordance with SOP 97-2, "SOFTWARE REVENUE RECOGNITION" ("SOP 97-2"), as amended by SOP 98-4, "DEFERRAL OF THE EFFECTIVE DATE OF SOP 97-2, SOFTWARE REVENUE RECOGNITION" and SOP 98-9, "MODIFICATION OF SOP 97-2 WITH RESPECT TO CERTAIN TRANSACTIONS" ("SOP 98-9"). Under each arrangement, revenues are recognized when a non-cancelable agreement has been signed and the customer acknowledges an unconditional obligation to pay, the products or applications have been delivered, there are no uncertainties surrounding customer acceptance, the fees are fixed and determinable, and collection is considered probable. Revenues recognized from multiple-element software arrangements are allocated to each element of the arrangement based on the fair values of the elements, such as product licenses, post-contract customer support, or training. The determination of the fair value is based on the vendor specific objective evidence available to us. If such evidence of the fair value of each element of the arrangement does not exist, we defer all revenue from the arrangement until such time that evidence of the fair value does exist or until all elements of the arrangement are delivered.

     Our software licensing arrangements typically consist of two elements: a software license and post-contract customer support ("PCS"). We recognize license revenues based on the residual method after all elements other than PCS have been delivered as prescribed by SOP 98-9. We recognize PCS revenues over the term of the maintenance contract or on a "per usage" basis, whichever is stated in the contract. Vendor specific objective evidence of the fair value of PCS is determined by reference to the price the customer will have to pay for PCS when it is sold separately (i.e. the renewal rate). Each license agreement offers additional PCS at a stated price. Revenue is recognized on a per copy basis for licensed software when each copy of the licensed software purchased by the customer or reseller is delivered. We do not allow returns, exchanges or price protection for sales of software licenses to our customers or resellers, and we do not allow our resellers to purchase software licenses under consignment arrangements.

     When engineering and consulting services are sold together with a software license, the arrangement typically requires customization and integration of the software into a third party hardware platform. In these arrangements, we require the customer to pay a fixed fee for the engineering and consulting services and a licensing fee in the form of a per-unit royalty. We account for engineering and consulting arrangements in accordance with SOP 81-1, "ACCOUNTING FOR PERFORMANCE OF CONSTRUCTION TYPE AND CERTAIN PRODUCTION TYPE CONTRACTS," ("SOP 81-1"). When reliable estimates are available for the costs and efforts necessary to complete the engineering or consulting services and those services do not include contractual milestones or other acceptance criteria, we recognize revenue under the percentage of completion contract method based upon input measures, such as hours. When such estimates are not available, we defer all revenue recognition until we have completed the contract and have no further obligations to the customer.

     Encoding Services consist of services that convert video and audio content into formats for delivery to end-users. Encoding services are generally provided under per unit or time and materials contracts. Under these contracts, we recognize revenue when services have been rendered and we have no further interest or obligation in the goods and services, which is generally the date on which the goods or services have been delivered to the customer.

     VALUATION OF GOODWILL AND INTANGIBLE ASSETS. We evaluate our long-lived assets in accordance with SFAS No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF" ("SFAS No. 121"). Long-lived assets that are not identified with an impaired asset are reviewed for impairment whenever events or changes in circumstances indicate that the net carrying value of the asset may not be recoverable. Certain circumstances include a deterioration of our financial resources, poor economic trends within the industry, significant changes in our business model or a significant decline in the demand for video delivery solutions. In such circumstances, the net carrying value of the asset is compared to the undiscounted future cash flows of the business segment to which that asset is attributable. As we operate under one business segment, the net carrying value of all long-lived assets are compared to our consolidated undiscounted future cash flows. Impairment losses are measured by the amount in which the net carrying value of the assets exceed the fair value.

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS" ("SFAS No. 142"). SFAS 142 requires goodwill and other intangible assets to be tested for impairment at least annually, and written off when impaired, rather than being amortized as previously required. As of December 31, 2001, we had no recorded goodwill. As of December 31, 2001, our intangible assets consisted primarily of purchased technology, which we will continue to amortize over its remaining useful life. The purchased technology will be fully amortized as of December 31, 2002. Therefore, we believe that the adoption of SFAS 142 will not have a significant impact on our results of operations or financial position.

RESULTS OF OPERATIONS

     REVENUES. Revenues for the year ended December 31, 2001 were $2,220,101 as compared to $1,003,566 for the year ended December 31, 2000. Revenues for the year ended December 31, 2001 were derived primarily from engineering and consulting services, encoding services and the sale of software licenses. Revenues for the year ended December 31, 2000 were primarily derived from encoding services, distribution of content acquired in connection with the acquisition of CII and Quickband, the licensing of certain legacy compression technologies no longer distributed by us and creative design services. The following table sets forth the allocation of revenues, in terms of percentages, for the years ended December 31, 2001 and 2000:


                                                             2001       2000
                                                             ----       ----
          Engineering and Consulting..............           65%          6%
          Licensing...............................           17%         22%
          Encoding................................           15%         30%
          Content.................................            3%         34%
          Creative Design.........................           --           8%

             Total................................          100%        100%

     The shift in our revenue streams is indicative of the shift in our business model in the second quarter of 2000. For the year ended December 31, 2001, engineering and consulting revenues, software licenses and encoding services were the significant revenue streams. Engineering and consulting services and the sale of software licenses will be the significant future revenue steams as we continue to provide these services and products to clients who deliver high quality video to closed area networks, consumer electronic devices, wireless applications and IP based end users. We believe that the shift from video delivery over IP-based networks to closed area networks and wireless devices will continue to reduce the amount of encoding services we provide as we foresee content providers purchasing our encoding software as opposed to contracting with us to perform the services in-house.

     For the year ended December 31, 2000, revenues primarily related to licensing of our legacy compression technologies, encoding services and the sale of content through distribution channels acquired with CII and Quickband. We no longer distribute the technologies associated with these licensing agreements nor do we plan on distributing acquired content in future periods. As such, we will no longer generate revenues from these items.

     OPERATING EXPENSES

     The Company's operating expenses consist of cost of revenues, research and development, sales and marketing, general and administrative expenses, amortization of goodwill and intangible assets, restructuring and impairment charges and non-cash stock based compensation. Operating expenses for the year ended December 31, 2001 were $17,599,275 as compared to $45,051,628 for the year ended December 31, 2000.

     COST OF REVENUES. Cost of revenues includes personnel and consulting compensation costs, related overhead expenses, bandwidth costs, fees paid for licensed technology, depreciation costs and the amortization of purchased technology. Cost of revenues was $2,233,223 for the year ended December 31, 2001 as compared to $4,813,611 for the year ended December 31, 2000. Included in cost of revenue for the year ended December 31, 2000 were approximately $2,500,000 related to compensation, production costs and content licensing fees attributable to our broadband content network which ceased operations in the first quarter of 2000. Similar costs for the year ended December 31, 2001 were $200,000 and related strictly to the fulfillment of certain content distribution obligations. We do not intend to incur any future costs associated with the production or distribution of content. Future costs of revenues will consist primarily of compensation costs for engineering and consulting personnel, bandwidth costs, depreciation costs and any licensing fees or royalties paid for third party software products. We did not have material third party licensing fees for the periods presented. Amortization of purchased technology was $627,322 and $627,322 for the years ended December 31, 2001 and 2000, respectively.

     RESEARCH AND DEVELOPMENT. Research and development expenses primarily consist of salaries and related expenses and consulting fees for research and product development personnel associated with the development and production of our products and services, operating lease costs and depreciation costs. Research and development expenses for the year ended December 31, 2001 were $3,856,244 as compared to $8,004,932 for the year ended December 31, 2000. The period-to-period decrease in absolute dollars is primarily attributed to a reduction in research and development personnel attributed to our cost savings initiatives in December 2000. Additionally, we had a reduction in our operating lease costs resulting from a termination in an operating lease in April 2001 and a decrease in depreciation costs. Included in research and development costs for the year ended December 31, 2000 were approximately $1,300,000 related to software development consulting costs paid for the development and production of our content network in the first quarter of 2000. We did not incur significant website development costs in 2001 nor do we intend to incur such costs in the future. We believe that continued investments in research and development are necessary to maintain our competitive advantage and we will continue to invest in such costs as considered necessary.

     SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries and related costs of sales, business development and marketing personnel, tradeshow costs, marketing and promotional costs incurred to create brand awareness and public relations expenses. Sales and marketing expenses for the year ended December 31, 2001 were $2,295,046 as compared to $7,046,601 for the year ended December 31, 2000. The period-to-period decrease in absolute dollars is primarily attributable to a decrease in our personnel and a decrease in our tradeshow costs and marketing efforts. Included in sales and marketing expenses for the year ended December 31, 2000 were approximately $2.1 million in traditional media advertising costs incurred to promote our content network. We did not incur significant traditional media advertising costs in 2001 nor do we intend to in future periods. We intend to continue to recruit and hire experienced personnel, as necessary, to sell and market our products and services.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and related personnel costs for general corporate functions including finance, human resources, legal and facilities, outside legal and professional fees and insurance. General and administrative costs for the year ended December 31, 2001 were $4,692,516 as compared to $8,215,752 for the year ended December 31, 2000. The period-to-period decrease in absolute dollars is attributable to decreased personnel, a decrease in legal and professional fees resulting from a decrease in M&A and financing activity and a general decrease in unallocated operating overhead attributable to an entity-wide decrease in personnel. We do not anticipate significant fluctuations in general and administrative expenses in the foreseeable future.

     AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS. The amortization of goodwill and other intangible assets primarily relates to our acquisitions CII, Quickband and Eight Cylinder Studios Inc. Amortization of goodwill and other intangibles assets excludes the amortization of purchased technology, which is recorded in cost of revenues. Amortization of goodwill and intangible assets was $1,154,418 for the year ended December 31, 2001 as compared to $1,677,286 for the year ended December 31, 2000. The period-to-period decrease in absolute dollars is the result of the write-down of certain goodwill and intangible assets related to CII and Quickband as of December 31, 2000 in connection with our restructuring.

     RESTRUCTURING AND IMPAIRMENT CHARGES. Restructuring and impairment charges for the year ended December 31, 2001 consisted of $293,200 of restructuring charges and $2,930,921 of impairment charges. For the year ended December 31, 2000, restructuring charges were $2,968,665. There were no impairment charges in 2000.

     (a) Restructuring Charges

     In December 2000, in connection with certain cost saving and corporate restructuring initiatives, our Board of Directors approved a plan that included the sale of certain content-related, non-strategic assets that would no longer be used in our operations, closing offices in San Francisco and Los Angeles and a reduction in our workforce.

     For the year ended December 31, 2000, we recorded a non-cash restructuring charge of $2,968,665. The non-cash restructuring charge was comprised of the following: (1) $2,539,134 related to the write-off of goodwill and certain intangible assets associated with our acquisitions of content-related entities that are being disposed of (2) $235,759 related to the write-off of certain fixed assets, consisting primarily of furniture and fixtures and leasehold improvements, associated with closing offices in San Francisco and Los Angeles and (3) $193,772 related to the write-off of certain office security deposits and prepaid assets from which we would not derive any future benefit.

     In 2001, we completed additional restructuring initiatives that were related to the plan established by the Board of Directors in December 2000. Although identified as of December 31, 2000, our obligations could not be measured at that time. As a result, we recorded a non-cash restructuring charge of $293,200 for the year ended December 31, 2001. The non-cash restructuring charge was comprised of the following: (1) $210,000 related to the termination of an employment contract which was satisfied through the issuance of 150,000 shares of Common Stock in February 2001 and (2) $83,200 related to the termination of a commercial lease obligation in San Francisco which was satisfied through the issuance of 80,000 shares of Common Stock in March 2001.

     (b) Impairment Charges

     For the year ended December 31, 2001, we recorded an impairment charge of $470,000, related to our Quickband content library. We acquired the content library, consisting primarily of licensed content for distribution through DVD sales and the Internet, in April 2000. The library was originally acquired for our broadband content network, which ceased operations in the second quarter of 2000. However, we continued to sell the licensed Quickband content, via DVD sales, through a distribution agreement acquired in connection with the library. As of December 31, 2000, we terminated all operations related to our content assets. At that time, we determined that further distribution of the Quickband content would result in recurring losses. We made the decision to sell the library and reduced the carrying value of the library to $500,000 at December 31, 2000. This amount represented the estimated fair value based upon interest in the library at that time from several potential buyers, which never materialized. We periodically reviewed the value of the library against market demand and recorded a subsequent impairment charge of $470,000 in 2001 based upon the perceived value of the library and its content in the market. There are no additional charges related to the write-down or sale of the content library.

     For the year ended December 31, 2001, we recorded an impairment charge $2,344,068 related to our acquisition of Eight Cylinder Studios, Inc. ("8CS") in November 2000. The impairment charge represented the net carrying value of the goodwill and intangible assets recorded in connection with the acquisition. 8CS was a developer of three-dimensional graphic interface software. The intention of the acquisition was to integrate our video compression technology with a three-dimensional web browser to provide a PC-based video delivery solution. As a result of the economic downturn and the reduction in our operational and financial resources, we determined that additional development of the 8CS technology was not cost beneficial. Furthermore, we were unsuccessful in our attempts to sell the technology or create a strategic partnership for further development. As we reached the one-year anniversary of the 8CS acquisition in the fourth quarter of 2001, we concluded that the 8CS acquisition would provide no future benefit or value to us and wrote-off the remaining goodwill and intangible assets. As of December 31, 2001, there were no material tangible assets related to 8CS. Furthermore, we would not incur any additional costs related to 8CS. Additionally, we did not recognize any revenue related to 8CS since it was acquired.

     For the year ended December 31, 2001, we recorded an impairment charge of $116,853 related to certain intangible assets from which we would no longer derive benefit. The write-off reflected the net book value of the assets at the time they were no longer deemed to have value.

     NON-CASH STOCK BASED COMPENSATION. Non-cash stock based compensation was $143,707 for the year ended December 31, 2001 as compared to $12,324,781 for the year ended December 31, 2000. Non-cash stock based compensation for the year ended December 31, 2001 represents shares of common stock issued to our Non-Executive Chairman in lieu of cash compensation and options to purchase shares of Common Stock granted to certain consultants. Non-cash stock based compensation for the year ended December 31, 2000 is primarily the result of cashless exercises of stock options granted to employees under our 1999 Amended and Restated Incentive and Nonqualified Stock Option Plan ("1999 Plan"). As the 1999 Plan was self-administered between January 2000 and May 2000, generally accepted accounting principles required us to recognize the full fair market value of all options exercised under the cashless exercise provision during that period. We have now contracted with a third party to administer all exercises of stock options. Thus, we do not anticipate non-cash charges from cashless exercises of stock options in future periods. The non-cash stock based charge related to these cashless exercises for the year ended December 31, 2000 was $10,257,883. We also recorded a non-cash stock based charge of $1,300,000 in connection with the issuance of a warrant to a business partner who agreed to sponsor our content network and $766,898 in connection with the acceleration of certain options granted to employees that were terminated in 2000.

     INTEREST AND OTHER INCOME (EXPENSE), NET. Interest and other income (expense) was ($1,589,199) for the year ended December 31, 2001 as compared to $506,693 for the year ended December 31, 2000. Interest and other income (expense) primarily consists of interest earned on our cash and cash equivalent balances, interest paid for capital lease obligations and notes payable and the amortization of debt discounts. The period-to-period decrease is a result of a decrease in the average balance of our cash and cash equivalents and approximately $1,640,054 of debt discount amortization related to our convertible debenture financing. The debt discount was fully amortized as of December 31, 2001.

     INCOME TAXES. Income taxes are based solely on state and local taxes on business and investment capital. Income taxes for the year ended December 31, 2001 were $63,678 as compared to $102,089 for the year ended December 31, 2000. The period-to-period decrease is attributable to decrease in our investment capital.

     At December 31, 2001, we had approximately 47 full-time employees. We expect to hire employees as necessary in order to attain our strategic objectives.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2001, we had cash reserves of $215,726 as compared to $1,561,495 at December 31, 2000. At February 28, 2002, we had cash reserves of approximately $380,000.

     Net cash used in operating activities was $10,087,947 and $24,417,074 for the years ended December 31, 2001 and 2000, respectively. The decrease in net cash used in operating activities is primarily attributable to a decrease in our net operating losses, excluding depreciation and amortization, non-cash stock based charges, impairment and restructuring charges and the amortization of debt discounts, and a decrease in prepaid and other current assets. These amounts were offset by an increase in accounts receivable and a decrease in accounts payable and accrued expenses.

     Net cash used in investing activities was $168,450 and $4,085,065 for the years ended December 31, 2001 and 2000, respectively. The period-to-period decrease is primarily attributable to decreases in the purchases of property and equipment and cash paid for acquisitions, net of cash acquired.

     Net cash provided by financing activities was $8,916,730 and $14,983,922 for the years ended December 31, 2001 and 2000, respectively. The period-to-period decrease is primarily attributable to a difference in the amount of net proceeds received from the issuance of Preferred Stock, Common Stock and convertible debentures and a decrease in proceeds received from the exercise of stock options.

     We currently have no material commitments for the next 12 months other than those under our operating lease arrangements. These arrangements consist primarily of lease arrangements for our office space in New York City, New York and Albany, New York. The aggregate required payments for the next 12 months under these arrangements are $392,000. Additionally, we have an operating lease related to certain engineering equipment that requires an aggregate payment of approximately $55,000 over the next 12 months. Notwithstanding the above, our most significant non-contractual operating costs for the next 12 months are compensation and benefit costs, insurance costs and general overhead costs such as telephone and utilities. During 2002, we anticipate incurring approximately $650,000 to $700,000 per month in cash operating costs.

     We have received a report from our Independent Public Accountants containing an explanatory paragraph stating that our recurring losses raise doubt about our ability to continue as a going concern. Based on our current working capital requirements, we will require additional funding during the next 12 months to finance our current level of operations. Additionally, we may require additional financing to fund revenue growth, develop new technologies or acquire strategic assets. Our management is actively pursuing increases to our net cash flows through increases in revenues and additional sources of financing beyond our equity lines of credit. Management believes that a combination of increases to operating cash flow, primarily through revenue growth, and funds received from our equity lines of credit or additional financing will generate sufficient cash flow to fund our operations through 2002. However, there are no assurances that such matters will be successfully consummated. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors That May Affect Future Operating Results."

     In July 2001 we entered into a Software Development and License Agreement with Real Networks, Inc. Under our four-year arrangement with Real, we have the ability to license our VP4 and VP5 software technologies in conjunction with Real's RealSystem(R) IQ architecture. Our arrangements with Real are exclusive in certain respects and, as a result, during the term of the agreement we are restricted from supporting other software platforms, including certain components of our own software platforms.

Under terms of the agreement, On2 has agreed to develop a software plug-in to RealPlayer that will allow consumers to play files encoded in On2's proprietary VP4 format using the RealPlayer. In conjunction with the development of the codec software, On2 has also agreed to develop a software plug-in to the RealSystem Server that will enable broadcasters to stream VP4 encoded files. To date, although we have completed our developmental work, Real and we have not completed the certification process that is necessary in order for us to market these integrated software products. Although management believes that such certification is forthcoming, it is difficult to estimate when we will begin to generate revenues from sales or licenses of the integrated software products, and the degree of customer acceptance of the products or the exact pricing of and margins of the products. To the extent that the development of our own codecs and software or the arrangements with Real result in a delay or deferral of operating revenues, we will rely to a greater extent on the financing provided under our equity lines of credit. Both the current equity line, and its replacement, limit the amount of funds available thereunder based on the trading performance of our stock.

     We currently have two equity lines of credit. In December 2000, we entered into a common stock purchase agreement (the "Initial Stock Purchase Agreement") with an accredited investor (the "Investor"), for the sale, from time to time, of our Common Stock. Pursuant to the Initial Stock Purchase Agreement, the Investor has committed to purchase up to $23,000,000 of our Common Stock over a 36-month period. The Investor is also required to invest an additional $17,000,000 upon the attainment of certain trading volumes and weighted average market prices in our Common Stock. However, our ability to procure funds through the Initial Stock Purchase Agreement is limited depending on the trading volumes and the weighted average market prices of our Common Stock.

     As a result of the price and volume limitations contained in the Initial Stock Purchase Agreement, in November 2001 we entered into a second common stock purchase agreement (the "Second Stock Purchase Agreement") with the Investor, for sale, from time to time, of our Common Stock. Under the Second Stock Purchase Agreement, the Investor has committed to purchase an additional $23,000,000 over a 36-month period, with an additional commitment for $17,000,000 upon the attainment of certain price and volume thresholds. Under the Second Stock Purchase Agreement, as long as the volume weighted average price of our stock for the 30-day period preceding a draw-down notice is at least $0.30, we may request, and the Investor is obligated to fund, an amount between (a) a minimum of $300,000 or (b) a maximum equal to the greater of $500,000 or $300,000 plus 4.5% of the volume weighted average stock price for the preceding 30-day period multiplied by the total trading volume for the preceding three-month period. If the volume weighted average price of our stock is below $0.30 and greater than $0.10, the minimum amount that we may request and, if requested, that the Investor must provide is ratably reduced from $300,000 to $100,000. We are obligated to register the shares issued under the Second Stock Purchase Agreement with the Securities and Exchange Commission. We are in the process of effecting the registration and are not permitted to issue shares under the Second Stock Purchase Agreement until the registration statement is effective. Presently, we may sell a total of 15,500,000 shares of our common stock under both stock purchase agreeements. We are seeking the approval of our stockholders to sell an additional 9,000,000 shares under the Second Stock Purchase Agreement, and cannot sell those 9,000,000 shares under the Second Stock Purchsae Agreement unless we receive shareholder consent.

     As we cannot predict the price of our common stock, there can be no assurances that we will be able to request the maximum amount of funds through our equity lines, if at all.

     We have experienced significant operating losses and negative operating cash flows to date. Our management's plan to increase our cash flows from operations relies significantly on increases in revenue generated from our broadband technology services, products and licenses and decreases in operating expenses. However, there are no assurances that we will be successful in effecting such increases. The market for distribution of broadband technology services is highly competitive. Additionally, our capital requirements depend on numerous factors, including market acceptance of our technology and services, research and development costs and the resources we spend on marketing and selling our products and services. Additionally, we continue to evaluate investments in complementary businesses, products and services, some of which may be significant.

     In the event we cannot procure appropriate capital resources, through our equity lines, net operating cash flows or some combination of both, we may be required to reduce the development of our products and services or scale back current operations until funds become available on terms acceptable to us.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2001, the FASB issued SFAS No. 141, "BUSINESS COMBINATIONS" ("SFAS No. 141"). SFAS No. 141 changes the accounting for business combinations, requiring that all business combinations be accounted for using the purchase method and that intangible assets be recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are separable or capable of being separated from the acquired entity and sold, transferred, licensed, rented or exchanged. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 did not have a material impact on our financial statements.

     In July 2001, the FASB issued SFAS 142, "GOODWILL AND OTHER INTANGIBLES" ("SFAS No. 142"). SFAS No. 142 specifies financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets with indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires that the useful lives of intangible assets acquired on or before June 30, 2001 be reassessed and that the remaining amortization periods be adjusted accordingly. SFAS No. 142 also requires that previously recognized intangible assets deemed to have indefinite lives are to be tested for impairment. Goodwill recognized on or before June 30, 2001, is to be assigned to one or more reporting units and is to be tested for impairment as of the beginning of the fiscal year in which SFAS No. 142 is initially applied in its entirety. As of December 31, 2001, we had no recorded goodwill or indefinite lived intangibles. As of December 31, 2001, our intangible assets consisted primarily of purchased technology, which we will continue to amortize over its remaining useful life through September 2003. Therefore, we believe that the adoption of SFAS 142 will not have a significant impact on our results of operations or our financial position.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), which is effective October 1, 2003. SFAS No. 143 requires, among other things, the accounting and reporting of legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, or normal operation of a long-lived asset. We are currently assessing, and have not yet determined, the effect of SFAS No. 143 on our financial position and results of operations.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144"). SFAS 144 is effective October 1, 2002, but may be early adopted. SFAS No. 144 addresses accounting and reporting of all long-lived assets, except goodwill, that are either held and used or disposed of through sale or other means. We are currently assessing the impact of SFAS 144 on our financial position and results of operations, but believe its adoption will not have a material impact on our results of operation or financial position.

LIMITATION ON USE OF NET OPERATING LOSS AND OTHER TAX CREDIT CARRY-FORWARDS

         At December 31, 2001, we had available net operating loss carry-forwards of approximately $93,000,000 for federal income tax purposes. The net operating loss carry-forwards expire at various dates through 2021.

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

IF WE DO NOT OBTAIN ADDITIONAL CASH TO OPERATE OUR BUSINESS, WE MAY NOT BE ABLE TO EXECUTE OUR BUSINESS PLAN AND MAY NOT ACHIEVE PROFITABILITY.

     Since our inception, we have incurred significant losses and negative cash flow from operations, and as of December 31, 2001, we had an accumulated deficit of approximately $99.2 million. On February 28, 2002, we had cash reserves of approximately $380,000. During fiscal 2002, we expect to meet our working capital obligations and other cash requirements with cash derived from operations, from sales of our common stock under the equity line of credit arrangements with Crossover Ventures, Inc., and other financing as required. There can be no assurance, however, that cash from operations and the other sources described above will be achieved or will be sufficient for our operating needs or that we will be able to achieve profitability on a consistent basis, if at all. In the event that cash flow from operations is less than anticipated and we are unable to secure additional funding, in order to preserve cash, we would be required to further reduce expenditures and effect further reductions in our corporate infrastructure, either of which could have a material adverse effect on our ability to continue our current level of operations. Even if we obtain additional working capital in the near future, to the extent that operating expenses increase or we need additional funds to make acquisitions, develop new technologies or acquire strategic assets, the need for additional funding may be accelerated and there can be no assurances that any such additional funding can be obtained on terms acceptable to us, if at all.

IF WE CANNOT OPERATE AS GOING CONCERN, OUR STOCK PRICE WILL DECLINE AND YOU MAY LOSE YOUR ENTIRE INVESTMENT.

     In February, 2002, our auditors expressed doubt about our viability as a going concern. Our auditors have included an explanatory paragraph in their report on our financial statements for the year ended December 31, 2001 which states that, due to recurring losses from operations, there is substantial doubt about our ability to continue as a going concern. Our financial statements for the year ended December 31, 2001 do not include any adjustments that might result from our inability to continue as a going concern. These adjustments could include additional liabilities and the impairment of certain assets. If we had adjusted our financial statements for these uncertainties, our operating results and financial condition would have been harmed.

     If we are not able to generate sufficient capital, either from operations or through additional financing, to fund our current operations, we may not be able to continue as a going concern. If we are unable to continue as a going concern, we may be forced to significantly reduce or cease our current operations. This could significantly reduce the value of our securities, which could result in our de-listing from the American Stock Exchange and cause investment losses for our shareholders.

IF WE CANNOT GENERATE SUFFICIENT POSITIVE CASH FLOWS FROM OUR OPERATIONS, OUR OPERATING RESULTS AND OUR STOCK PRICE MAY BE HARMED.

     Although we have significantly decreased our operating expenses throughout 2001, we are still incurring approximately $650,000 to $700,000 of monthly operating costs. We currently do not generate sufficient revenues to offset our operating costs. Our current sources of financing are two common stock purchase agreements entered into in December 2000 and November 2001 as well as any additional financings into which we may enter. However, our current commitments for capital do not guarantee us enough cash to cover our current level of operating expenses. Moreover, as we continue to expand our product and service offerings to maintain our competitive advantage, we may be required to incur additional costs to hire and retain additional personnel, license complementary third party technology for use in our proprietary software or expand both our international and domestic presence to enter new markets. These costs may significantly increase our current level of monthly operating expenses. Failure to generate sufficient capital through both our revenue streams and financings may require us to execute additional corporate restructurings, scale back our product or service offerings or limit the markets into which we enter. Any of these items, or a combination thereof, could have a harmful effect on our operating results and our stock price.

WE HAVE A HISTORY OF LOSSES AND NEGATIVE CASH FLOW AND ANTICIPATE CONTINUED LOSSES.

     We have not achieved profitability, and we expect to continue to incur operating losses for the foreseeable future as we fund operating and capital expenditures in implementing our business plan. Our business model assumes that consumers will be attracted to and use broadband-specific video compression technology to access content available on customer Web sites or over closed area networks that will, in turn, allow us to provide our technology solutions to customers. Our business model is not yet proven, and we cannot assure you that we will ever achieve or sustain profitability or that our operating losses will not increase in the future. Our business strategy may be unsuccessful and we may not be able to adequately address all or any of these risks. Even if we are able to achieve profitability, we may be unable to sustain or increase our profitability. In either case, our operating results and liquidity would be harmed.

BECAUSE WE RECENTLY CHANGED OUR STRATEGIC OPERATING MODEL, WE ARE ESSENTIALLY A NEW COMPANY AND WE MAY BE UNABLE TO MAKE THE CHANGES NECESSARY TO OPERATE AS A NEW COMPANY AND EXECUTE OUR BUSINESS PLAN.

     From June 1999 to April 2000, we were primarily engaged in the development of interactive, broadband web channels with television-quality video. In April 2000, we implemented a new business plan focusing on the distribution of our video compression technology for use over the Internet and in closed area networks, such as those networks, which include set-top boxes. As a result, our company is essentially a new venture. In transitioning to our new business model, we are substantially changing our business operations, sales and implementation practices, customer service and support operations and management focus. If we are not successful, we may not achieve profitability. To implement our business plan and achieve profitability, we will face new risks and challenges, including a lack of meaningful historical financial data upon which to plan future budgets, competition from a new range of sources, the need to develop strategic relationships and other risks described below.

     Our ability to generate profits will depend on our ability:

         o to attract customers to use our technology infrastructure and support services;
         o to generate revenues from software licensing and sales, broadband streaming services and consulting and engineering services for customers wishing to deliver broadband content to end users; and
         o        to control costs.

     Therefore, we do not have a significant operating history upon which you can evaluate us and our prospects, and you should not rely upon our past performance to predict our future performance.

WE ANTICIPATE CONTINUED SIGNIFICANT OPERATING LOSSES FOR THE FORESEEABLE FUTURE AND OUR FINANCIAL RESULTS ARE UNCERTAIN AND ARE DIFFICULT TO PREDICT.

     We have experienced significant operating losses and anticipate continued losses for the foreseeable future. For the year ended December 31, 2001, we had a loss from operations of approximately $15.4 million and for the year December 31, 2000, we had a loss from operations of approximately $44.0 million. The decrease in the loss is primarily attributable to cost-saving measures implemented by us, but we expect to experience continuing losses for the foreseeable future. In addition, as a result of our limited operating history, we have little experience forecasting our revenues and believe that period-to-period comparisons of financial results are not necessarily meaningful. Therefore, you should not rely on period-to-period comparisons of our historical financial results as an indication of our future financial results. Moreover, our financial results may vary from period to period due to the uncertainties of our business.

OUR STOCK PRICE MAY FLUCTUATE FOR REASONS BEYOND OUR CONTROL, WHICH COULD RESULT IN LOSSES ON YOUR INVESTMENT IN OUR STOCK.

     Fluctuations in the market price of our common stock may adversely affect our access to capital and financing and our ability to attract and retain qualified personnel. Historically, our common stock price has fluctuated widely, with a 52-week range as of March 1, 2002 of $1.04 to $0.29. We expect fluctuations to continue in the future for a number of reasons, including:

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

THE SALE OF SHARES ELIGIBLE FOR FUTURE SALE IN THE OPEN MARKET MAY CAUSE OUR STOCK PRICE TO DECLINE AND COULD HINDER OUR FUTURE ABILITY TO RAISE CAPITAL.

     Sales of significant amounts of our common stock in the public market in the future, the perception that sales will occur or the registration of shares could significantly depress the market price of our common stock or hinder our future ability to raise capital. We have granted some of the holders of those securities demand registration rights. We may also issue additional shares in acquisitions and may grant additional stock options to our employees, officers, directors and consultants under the stock option plans.

     In addition, we have entered into two common stock purchase agreements with Crossover Ventures for the sale of up to 15,500,000 shares of common stock. We may sell those 15,500,000 shares pursuant to either common stock purchase agreement, based upon formulas and limitations contained in the common stock purchase agreements. Those shares may be offered for resale pursuant to a prior registration statement or the registration statement of which this prospectus is a part.

     In addition, the shares issuable to Crossover Ventures under the common stock purchase agreements will be issued at a discount to the daily volume weighted average prices of our common stock. As we sell shares of common stock to Crossover Ventures under the common stock purchase agreements, and then Crossover Ventures sells the common stock to third parties, our common stock price may decrease due to the additional shares in the market. If we decide to draw down under the common stock purchase agreements as the price of our common stock decreases, we will be required to issue more shares of our common stock for any given dollar amount invested by Crossover Ventures, subject to the minimum selling price we specify. The more shares that are issued under the common stock purchase agreements, the more our shares will be diluted and the more our stock price may decline. The following table represents the number of shares of common stock we would be required to issue to Crossover Ventures at price levels ranging from $2.75 to $0.25 (adjusted for contractual discounts) which approximates the high and low price of our common stock since December 2000. This analysis assumes we request a draw down of $300,000 for a 20-day period.


                        VOLUME WEIGHTED                   NUMBER OF SHARES OF COMMON
                AVERAGE PRICE FOR 20-DAY PERIOD                STOCK ISSUED TO
                -------------------------------               CROSSOVER VENTURES
                                                              ------------------

                             $2.75                                 109,091
                             $2.25                                 133,333
                             $1.75                                 171,429
                             $1.25                                 240,000
                             $0.75                                 400,000
                             $0.25                               1,200,000


     This may encourage short sales, which could place further downward pressure on the price of our common stock.

     Additionally, on January 19, 2001, we entered into a Deferred Pricing Agreement with Travelers, pursuant to which, upon the earlier of (i) a change of control or (ii) December 31, 2001, we were required to (A) cancel Travelers' existing 1,644,304 shares of Series C Preferred Stock and in its place issue 1,849,057 shares of Series C-IV Preferred Stock and 4,099,678 shares of Series C-V Preferred Stock, and (B) cancel Travelers' existing warrants to purchase 205,538 shares of common stock at an exercise price of $8.69 per share and warrants to purchase 205,538 shares of common stock at an exercise price of $10.86 per share, and in their place issue warrants to purchase 462,264 shares of common stock with an exercise price of $2.65 and warrants to purchase 1,024,920 shares of common stock with an exercise price of $1.14. We effected the exchange of preferred shares and warrants as of December 31, 2001. The newly issued shares of Series C-IV and C-V Preferred Stock are also subject to certain anti-dilution provisions. As of January 15, 2002, the Series C-IV and C-V Preferred Stock were convertible into 2,578,947 and 5,227,553 shares of common stock, respectively. The Series C-IV and C-V warrants had an exercise price of $1.90 and $0.9012 and were exercisable into 644,741 and 1,296,463 shares of common stock, respectively.

BECAUSE WE DEPEND ON THE GROWTH OF BROADBAND INTERNET USE, AS GROWTH FOR BROADBAND DECLINES, OUR REVENUE MAY DECLINE AND WE MAY NOT ACHIEVE PROFITABILITY.

     We derive, and expect to continue to derive substantially all of our revenue from the sale of technology and services used over Internet connections and closed area networks that require broadband access. If the long-term growth in demand for broadband access does not grow as we expect, the demand for many of our products and services may decline or grow more slowly than we expect. As a result, we may not be able to grow our business, and our revenue and profitability may decline from current levels.

     Broadband web usage may be inhibited for a number of reasons, such as:

         o        inadequate network infrastructure;
         o        security concerns;
         o        inconsistent quality of service; and
         o        availability of cost-effective, high-speed service.

IF WE ARE UNABLE TO CONTINUE TO ATTRACT, RETAIN AND MOTIVATE HIGHLY SKILLED EMPLOYEES, WE MAY NOT BE ABLE TO EXECUTE OUR BUSINESS PLAN.

     Our ability to execute our growth plan and be successful depends on our continuing ability to attract, retain and motivate highly skilled employees. As we continue to grow, we will need to hire additional personnel in all operational areas. We may be unable to retain our key employees or attract, assimilate or retain other highly qualified employees in the future. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. If we do not succeed in attracting new personnel or retaining and motivating our current personnel, customers could experience delays in service, which could, in turn, adversely affect our operating results and revenue. Additionally, retention of highly skilled employees may require additional personnel costs or the issuance of certain equity compensation. These factors would reduce profitability and the price of our common stock.

MUCH OF OUR TECHNOLOGY RELIES ON OWNED OR LICENSED INTELLECTUAL PROPERTY, AND IF SUCH RIGHTS ARE NOT PROTECTED FROM THE USE OF OTHERS, INCLUDING POTENTIAL COMPETITORS, OUR BUSINESS PROSPECTS MAY BE HARMED.

     The failure to protect our intellectual property could seriously harm our businesses and prospects because we believe that our technology is unique and that its proprietary nature is critical to our success. If our prospects are harmed, the price of our common stock may decline because we may be less attractive to investors. Our efforts to protect our intellectual property through trademarks, copyrights, patents, trade secret laws, access to information and confidentiality agreements may not be adequate to protect our proprietary rights. Even with all of these precautions, it could be possible for someone else to either copy or otherwise obtain and use our proprietary information without our authorization or to develop similar technology independently. In addition, effective trademark, copyright and trade secret protection may not be available in every country in which our products and services are made available, and policing unauthorized use of our proprietary information is difficult and expensive. We cannot be sure that the steps we have taken will prevent misappropriation of our proprietary information. In the future, we may need to go to court to either enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. That litigation might result in substantial costs and diversion of resources and management attention.

     Although we do not currently license material third party technologies the loss of which could adversely effect our business, we do from time to time license from third parties technologies incorporated into some of our products and services. As we continue to introduce new services that incorporate new technologies, we may be required to license additional technology from others. We cannot be sure that these third-party technology licenses will continue to be available on commercially reasonable terms, if at all.

THE BROADBAND VIDEO SERVICES AND TECHNOLOGY MARKETS ARE HIGHLY COMPETITIVE, AND OUR FAILURE TO COMPETE EFFECTIVELY COULD HURT OUR REVENUE AND REDUCE OUR GROSS MARGINS AND PROFITABILITY.

     We face significant competition in the market for our technology and services. In establishing our broadband strategy, we face a number of strong, firmly entrenched competitors, who are currently providing similar services to low-bandwidth users and high-bandwidth users and have greater financial, technical and marketing resources than us. These and other companies have announced plans to provide broadband video-based services and technology. In addition to competition from other Internet content and technology companies, well-established media distribution companies, particularly in the cable television and satellite markets, have established, and continue to seek to establish, interactive, on-demand digital services through the development of sophisticated digital set-top technology and related back-end server systems. Those competitors could cause us to lose customers and impair our ability to attract new customers.

IF WE FAIL TO KEEP PACE WITH TECHNOLOGICAL ADVANCES IN OUR INDUSTRY OR IF WE PURSUE TECHNOLOGIES THAT DO NOT BECOME COMMERCIALLY ACCEPTED, CUSTOMERS MAY NOT BUY OUR PRODUCTS AND OUR REVENUE AND PROFITABILITY MAY DECLINE.

     Our future success depends, in large part, on our ability to use leading technologies effectively, to develop our technological expertise, to enhance our existing services and to develop new services that meet changing customer needs on a timely and cost-effective basis. We are unable to predict which technological developments will challenge our competitive position or the amount of expenditures that will be required to respond to a rapidly changing technological environment. Our failure to respond in a timely and effective manner to new and evolving technologies could have a negative impact on our operating results and financial condition.

POTENTIAL CUSTOMERS MAY NOT PURCHASE OUR TECHNOLOGY AND SERVICES AT ANTICIPATED LEVELS IF INTERNET CAPACITY CONSTRAINTS CONTINUE TO IMPAIR THE ABILITY OF CONSUMERS TO ACCESS OUR WEB SITE OR OUR CUSTOMER'S WEB SITES, WHICH COULD HINDER OUR ABILITY TO GENERATE REVENUE.

     Our success will depend, in large part, upon a robust communications industry and infrastructure for providing Internet access and carrying Internet traffic. Lack of the necessary infrastructure or broadband capacity will limit our ability to generate revenue from encoding and streaming services. The Internet may ultimately not prove to be a viable commercial medium because of:

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

TECHNICAL AND OPERATING MATTERS MAY IMPAIR THE VALUE OF OUR ARRANGEMENTS WITH REAL NETWORKS, INC. AND OUR ABILITY TO DISTRIBUTE OUR SOFTWARE.

     As a result of our July 2001 transactions with Real Networks, Inc., we are obligated to develop plug-ins for our VP4 and VP5 codecs that are to be integrated into Real's RealSystem(R) architecture. Our arrangements with Real are exclusive in certain respects and, as a result, during the term of the agreement, which now ends in July 2005, we are restricted from supporting other software platforms, including certain components of our own software platforms. If our products do not interoperate satisfactorily with Real's products, we may encounter difficulty in selling or licensing our products. Similarly, if Real does not provide us with technical and other support for the distribution of our software, our revenues may not achieve expected levels. We are in ongoing discussions with Real regarding software integration and marketing and the sales of integrated products.

REGULATORY CHANGES IN THE INTERNET INDUSTRY INVOLVE UNCERTAINTIES, AND THE RESOLUTION OF THESE UNCERTAINTIES COULD ADVERSELY AFFECT OUR BUSINESS BY RAISING OUR COSTS OR REDUCING POTENTIAL REVENUES.

     Although we are not currently subject to direct regulation by any governmental agency other than rules and regulations that apply to businesses generally and any export and import controls which may apply to our products, laws and regulations specifically pertaining to the Internet are new and developing. These laws, when enacted may require us to comply with new procedures or limit the scope of our technology or services, which could raise our expenses or reduce our revenues. The developing laws and regulations govern matters such as online content, intellectual property, user privacy, e-commerce, information security and taxation. Moreover, we may be liable to third parties for any content that we encode, distribute or make available on our website if that content violates a third party's intellectual property rights or violates any applicable laws, such as obscenity laws or defamation laws. In addition, the applicability of existing laws to the Internet is uncertain and evolving.

EFFECTS OF ANTI-TAKEOVER PROVISIONS COULD INHIBIT POTENTIAL INVESTORS OR DELAY OR PREVENT A CHANGE OF CONTROL THAT MAY FAVOR YOU.

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

WE HAVE NEVER PAID DIVIDENDS AND DO NOT ANTICIPATE PAYING DIVIDENDS IN THE FORESEEABLE FUTURE.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The information required is incorporated by reference from the sections entitled "Directors and Executive Officers", "The Board of Directors" and "Compliance with Section 16(a) of the Exchange Act" contained in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 30, 2002 (the "Proxy Statement"), which is to be filed with the Securities and Exchange Commission.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      The following exhibits are to be filed as part of this report:

EXHIBIT NO.                IDENTIFICATION OF EXHIBIT

3.1 ****   Certificate of Incorporation of the Company
3.2        Bylaws of the Company
4.1 * Securityholders Agreement, dated as of December 1, 1999, between the Company and thirteen securityholders party thereto
4.2 * Form of Investor Rights Agreement, dated as of December 1, 1999, between the Company and each of nine investors
4.3 * Form of Warrant issued to the investors party to the Investor Rights Agreement
4.4 **** Form of Investors' Rights Agreement between the Company and the holders of Series C Preferred Stock, Series C-II Preferred Stock and Series C-III Preferred Stock
4.5 ****   Certificate of Designations for the Company's Series C Preferred
           Stock
4.6 ****   Certificate of Designations for the Company's Series C-II Preferred
           Stock
4.7 **** Certificate of Designations for the Company's Series C-III Preferred Stock
4.8 **** Form of Warrant issued to the holders of Series C Preferred Stock, Series C-II Preferred Stockand Series C-III Preferred Stock
4.10*****  Common Stock Purchase Agreement, dated as of July 18, 2001 by and between the Company and Real.
4.11*****  Investor Rights Agreement, dated as of July 18, 2001, between Real and the Company
10.1 **    Employment Agreement with Douglas McIntyre

10.2 **    Employment Agreement with Mark Meagher
10.3 *** Common Stock Purchase Agreement, dated as of December 1, 2000, between the Company and Crossover Ventures, Inc.
10.4**** Deferred Pricing Agreement, dated as of January 19, 2001, between the Company and The Travelers Indemnity Company
10.5*****  Development Services and License Agreement dated July 18, 2001 between the Company and RealNetworks, Inc., subject to an Order Granting Confidential Treatment under The Securities Exchange Act of 1933 (CF #11815).
10.6****** Common Stock Purchase Agreement, dated as of November 21, 2001, between the Company and Crossover Ventures, Inc.
21         Subsidiaries

----------------

         * Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999 and incorporated by reference herein.

         ** Filed as an exhibit to the Company's Current Report on Form 10-QSB for the period ended June 30, 2000 and incorporated by reference herein.

         *** Filed as an exhibit to the Company Registration on Form S-3, filed with the SEC on December 8, 2000 and incorporated by reference herein.

         **** Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000 and incorporated by reference herein

         ***** Filed as an exhibit to the Company's Registration on Form SB-2/A, filed with the SEC on September 13, 2001 and incorporated by reference herein.

         ****** Filed as an exhibit to the Company's Registration on Form SB-2, filed with the SEC on November 29, 2001 and incorporated by reference herein.

(b)      Reports filed on Form 8-K for the three months ended December 31, 2001.

         None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereby duly authorized on March 15, 2002.

                                       ON2 TECHNOLOGIES, INC.

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


                SIGNATURE                                  TITLE                                   DATE
                ---------                                  -----                                   ----
         /s/ Douglas A. Mcintyre            President, Chief Executive Officer
         -----------------------                       and Director                           March 15, 2002
          (Douglas A. McIntyre)


          /s/ Daniel B. Miller               Founder, Chief Technology Officer
          --------------------                         and Director                           March 15, 2002
           (Daniel B. Miller)


           /s/ Mark J. Meagher                   Executive Vice President,
           -------------------              Chief Financial Officer (Principal                March 15, 2002
            (Mark J. Meagher)                 Financial Officer) and Director

      /s/ Christopher J. Acquaviva            Vice President, Controller and
      ----------------------------             Principal Accounting Officer                   March 15, 2002
       (Christopher J. Acquaviva)


           /s/ Strauss Zelnick              Director and Non-Executive Chairman
          ---------------------                        of the Board                           March 15, 2002
            (Strauss Zelnick)


          /s/ Stephen D. Klein
          ---------------------
           (Stephen D. Klein)                            Director                             March 15, 2002


          /s/ William A. Newman
          ---------------------
           (William A. Newman)                           Director                             March 15, 2002





           /s/ Jack L. Rivkin
          ---------------------
            (Jack L. Rivkin)                             Director                             March 15, 2002


           /s/ Thomas Weigman
          --------------------
            (Thomas Weigman)                             Director                             March 15, 2002

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Report of Independent Public Accountants...............................    F-2

Consolidated Balance Sheets as of December 31, 2001 and 2000...........    F-3
Consolidated Statements of Operations for the
   years ended December 31, 2001 and 2000..............................    F-4
Consolidated Statements of Stockholders' Equity
   for the years ended December 31, 2001 and 2000......................    F-5
Consolidated Statements of Cash Flows for the
   years ended December 31, 2001 and 2000..............................    F-8

Notes to Consolidated Financial Statements.............................   F-10

Report of Independent Public Accountants...............................    S-1
Schedule II - Valuation and Qualifying Accounts........................    S-2

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To On2 Technologies, Inc.:


We have audited the accompanying consolidated balance sheets of On2 Technologies, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of On2 Technologies, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

                                                     /s/  Arthur Andersen LLP

New York, New York
February 21, 2002

                             ON2 TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                          December 31,
                                                               -----------------------------
                                                                    2001            2000
                                                               ------------    -------------

                                     ASSETS

Current assets:
  Cash .....................................................   $    215,726    $  1,561,495
  Accounts receivable, less allowance for doubtful
    accounts of $135,663 and $25,000 as of December 31, ....
    2001 and 2000, respectively ............................        678,920         392,943
  Prepaid and other current assets .........................        222,950         566,540

     Total current assets ..................................      1,117,596       2,520,978

Property and equipment, net ................................      1,406,143       2,522,188
Goodwill and other intangible assets,
  net ......................................................      1,120,843       5,747,842
Other assets ...............................................        282,080         419,049
                                                               ------------    ------------
     Total assets ..........................................   $  3,926,662    $ 11,210,057
                                                               ============    ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable .........................................   $    498,670    $    883,741
  Accrued expenses .........................................        489,307       1,394,881
  Deferred revenue .........................................         35,047          72,604
  Notes payable ............................................             --         251,311
  Capital lease obligations ................................             --          26,100
                                                               ------------    ------------
     Total current liabilities .............................      1,023,024       2,628,637

Convertible debentures .....................................      2,000,000              --

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.01 par value; 20,000,000 shares
     authorized; 12,928,630 and 5,052,770 shares issued and
     outstanding at December 31, 2001 and 2000,
     respectively ..........................................        129,286          50,528
  Common stock, $0.01 par value; 100,000,000 shares
     authorized; 38,565,039 and 27,684,171 shares issued and
     outstanding at December 31, 2001 and 2000,
     respectively ..........................................        385,650         276,842
  Additional paid-in capital................................     99,548,997      86,293,786
  Deferred compensation ....................................             --         (47,410)
  Accumulated other comprehensive loss .....................        (10,068)         (3,966)
  Accumulated deficit ......................................    (99,150,227)    (77,988,360)
                                                               ------------    ------------
    Total stockholders' equity .............................        903,638       8,581,420
                                                               ------------    ------------
    Total liabilities and stockholders' equity .............   $  3,926,662    $ 11,210,057
                                                               ============    ============

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             ON2 TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                Year Ended December 31,
                                                            -----------------------------
                                                                 2001            2000
                                                            ------------    -------------
Revenues ................................................   $  2,220,101    $  1,003,566

Operating expenses:
     Cost of revenues (1) ...............................      2,233,223       4,813,611
     Research and development (2) .......................      3,856,244       8,004,932
     Sales and marketing (3) ............................      2,295,046       7,046,601
     General and administrative (4) .....................      4,692,516       8,215,752
     Amortization of goodwill and other intangible assets      1,154,418       1,677,286
     Restructuring and impairment charges ...............      3,224,121       2,968,665
     Non-cash stock based compensation ..................        143,707      12,324,781
                                                            ------------    ------------

Total operating expenses ................................     17,599,275      45,051,628
                                                            ------------    ------------

Loss from operations ....................................    (15,379,174)    (44,048,062)

Interest and other income (expense), net ................     (1,589,199)        506,693
                                                            ------------    ------------

Loss before provision for income taxes ..................    (16,968,373)    (43,541,369)

Provision for income taxes ..............................         63,678         102,089
                                                            ------------    ------------

Net loss ................................................    (17,032,051)    (43,643,458)

Non-cash convertible preferred stock dividend ...........      4,129,816      18,987,986

Net loss attributable to common stockholders ............   $(21,161,867)   $(62,631,444)
                                                            ============    ============
Basic and diluted net loss per common share .............   $      (0.64)   $      (2.40)
                                                            ============    ============
Weighted average basic and diluted common
  shares outstanding ....................................     33,120,166      26,067,668
                                                            ============    ============

(1) Excluding $-0- and $632,880 of non-cash stock based compensation for the years ended December 31, 2001 and 2000, respectively.

(2) Excluding $-0- and $4,857,811 of non-cash stock based compensation for the years ended December 31, 2001 and 2000, respectively.

(3) Excluding $9,428 and $4,714,376 of non-cash stock based compensation for the years ended December 31, 2001 and 2000, respectively.

(4) Excluding $134,279 and $2,119,714 of non-cash stock based compensation for the years ended December 31, 2001 and 2000, respectively.

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             ON2 TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                           Convertible Preferred                               Additional
                                   Stock                Common Stock             Paid-In
                            Shares       Amount     Shares         Amount        Capital
                            ------       ------     ------         ------        -------
Balance at December 31,
  1999....................  2,000,000   $   20,000  24,286,596   $  242,866   $  35,457,250

Net loss..................
Foreign currency
  translation adjustment..

  Comprehensive loss......

Non-cash stock based
  compensation............                             542,876        5,429      12,319,352
Issuance of common stock
  in connection with the
  exercise of stock
  options.................                             369,722        3,697         490,746
Issuance of warrants to
  purchase common
  stock...................                                                          112,646
Amortization of deferred
  compensation............
Conversion of Series A
  convertible preferred
  stock to common
  stock................... (1,600,000)     (16,000)  1,600,000       16,000
Issuance of Series B
  convertible preferred
  stock in connection with
  an acquisition..........     34,100          341                                  468,106
Issuance of common stock in
  connection with
  acquisitions............                             884,977        8,850       3,538,062
Issuance of Series C
  convertible preferred
  stock and warrants, net
  of expenses.............  1,644,304       16,443                                9,974,382
Issuance of Series C-II
  convertible preferred
  stock and warrants,
  net of expenses.........    924,527        9,245                                2,440,755
Issuance of Series C-III
  convertible preferred
  stock and warrants,
  net of expenses.........  2,049,839       20,499                                2,529,501



                                               Other                              Total
                               Deferred    Comprehensive     Accumulated       Stockholders'
                             Compensation      Loss            Deficit            Equity
                             ------------      ----            -------            ------
Balance at December 31,
  1999....................   $        --    $      (259)    $   (15,356,916) $    20,362,941

Net loss..................                                      (43,643,458)     (43,643,458)
Foreign currency
  translation adjustment..                       (3,707)                              (3,707)
                                                                             ---------------
  Comprehensive loss......                                                       (43,647,156)
                                                                             ---------------
Non-cash stock based
  compensation............                                                        12,324,781
Issuance of common stock
  in connection with the
  exercise of stock
  options.................                                                           494,443
Issuance of warrants to
  purchase common
  stock...................      (112,646)                                                 --
Amortization of deferred
  compensation............        65,236                                              65,236
Conversion of Series A
  convertible preferred
  stock to common
  stock...................                                                                --
Issuance of Series B
  convertible preferred
  stock in connection with
  an acquisition..........                                                           468,447
Issuance of common stock in
  connection with
  acquisitions............                                                         3,546,912
Issuance of Series C
  convertible preferred
  stock and warrants, net
  of expenses.............                                                         9,990,825
Issuance of Series C-II
  convertible preferred
  stock and warrants,
  net of expenses.........                                                         2,450,000
Issuance of Series C-III
  convertible preferred
  stock and warrants,
  net of expenses.........                                                         2,550,000



Transaction costs paid in
  connection with equity
  credit line..............                                                         (25,000)
Non-cash convertible
  preferred stock
  dividends................                                                      18,987,986
                           ------------------------------------------------------------------
Balance at December 31,
  2000........              5,052,770   $   50,528  27,684,171    $ 276,842   $  86,293,786

Net loss..................
Foreign currency
  translation adjustment..

  Comprehensive loss......

Non-cash stock based
  compensation............                             199,732        1,997         141,710
Issuance of common
  stock in connection
  with the exercise of
  stock options...........                              16,500          165          13,335
Amortization of deferred
  compensation............
Adjustment for cancellation
  of warrant..............                                                           (2,840)
Cancellation of Series C
  convertible
  preferred stock......... (1,644,304)     (16,443)                                  16,443
Issuance Series C-IV and
  Series C-V convertible
  preferred stock to
  replace Series C
  convertible
  preferred  stock........  5,948,735       59,487                                  (59,487)
Issuance of Series C-VI
  convertible preferred
  stock and warrants, net
  of expenses.............  3,571,429       35,714                                1,964,286
Issuance of common stock
  in connection with the
  equity line of credit...                           8,475,521       84,755       4,105,885
Issuance of common stock in
  connection with the
  employee stock purchase
  plan....................                              41,073          411          12,158
Issuance of common stock to
  settle certain
  compensation and
  lease arrangements......                             262,328        2,623         324,208
Common stock issued in
connection with private
placement.................                           1,785,714       17,857         982,143


Transaction costs paid in
  connection with equity
  credit line..............                                                        (25,000)
Non-cash convertible
  preferred stock
  dividends................                                                    (18,987,986)
                           ---------------------------------------------------------------
Balance at December 31,
  2000........             $   (47,410)  $     (3,966)     $  (77,988,360) $     8,581,420

Net loss..................                                    (17,032,051)     (17,032,051)
Foreign currency
  translation adjustment..                     (6,102)                              (6,102)
                                                                           ---------------
  Comprehensive loss......                                                     (17,038,153)
                                                                           ---------------
Non-cash stock based
  compensation............                                                         143,707
Issuance of common
  stock in connection
  with the exercise of
  stock options...........                                                          13,500
Amortization of deferred
  compensation............      44,570                                              44,570
Adjustment for cancellation
  of warrant..............       2,840                                                  --
Cancellation of Series C
  convertible
  preferred stock.........                                                              --
Issuance Series C-IV and
  Series C-V convertible
  preferred stock to
  replace Series C
  convertible
  preferred  stock........                                                              --
Issuance of Series C-VI
  convertible preferred
  stock and warrants, net
  of expenses.............                                                       2,000,000
Issuance of common stock
  in connection with the
  equity line of credit...                                                       4,190,640
Issuance of common stock in
  connection with the
  employee stock purchase
  plan....................                                                          12,569
Issuance of common stock to
  settle certain
  compensation and
  lease arrangements......                                                         326,831
Common stock issued in
connection with private
placement.................                                                       1,000,000


Transaction costs paid in
  connection with equity
  credit line.............                             100,000        1,000         (12,500)
Warrants issued and
  discount recognized in
  connection with
  issuance of convertible
  debentures..............                                                        1,640,054
Non-cash convertible
  preferred stock
  dividends...............                                                        4,129,816
                          -------------------------------------------------------------------
Balance at
  December 31, 2001....... 12,928,630   $  129,286  38,565,039  $   385,650   $  99,548,997
                          ===================================================================

Transaction costs paid in
  connection with equity
  credit line.............                                                         (11,500)
Warrants issued and
  discount recognized in
  connection with
  issuance of convertible
  debentures..............                                                       1,640,054
Non-cash convertible
  preferred stock
  dividends...............                                     (4,129,816)              --
                          ----------------------------------------------------------------
Balance at
  December 31, 2001....... $   (10,068) $          --        $(99,150,227)    $    903,638
                          ================================================================


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             ON2 TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                     Year Ended December 31,
                                                                                  -----------------------------
                                                                                       2001           2000
                                                                                  ------------    -------------
Cash flows from operating activities:

  Net loss ....................................................................   $(17,032,051)   $(43,643,458)
    Adjustments to reconcile net loss to net cash used in operating activities:

     Non-cash stock based charges .............................................        143,707      12,324,781
     Restructuring and impairment .............................................      3,224,121       2,968,665
     charges
     Depreciation and .........................................................      2,986,943       3,588,905
     amortization
     Deferred compensation ....................................................         44,570          65,236
       Reserve for bad debts ..................................................        125,396          25,000
     Loss on sale of assets ...................................................             --          16,904
     Amortization of debt discount ............................................      1,640,054              --
     Impairment of equity investments .........................................        125,000              --
   Changes in operating assets and liabilities, net of effect of acquisitions:

     Accounts receivable ......................................................       (446,374)         (5,386)
     Prepaid and other current assets .........................................        228,590        (240,713)
     Other assets .............................................................        137,895         (88,933)
     Accounts payable and accrued expenses ....................................     (1,240,809)        499,321
     Deferred revenue .........................................................        (37,557)         72,604
                                                                                  ------------    ------------
       Net cash used in operating activities ..................................    (10,100,515)    (24,417,074)
                                                                                  ------------    ------------
Cash flows from investing activities:

  Purchases of property and equipment .........................................       (142,676)     (2,392,271)
  Proceeds from the sale of fixed assets ......................................         25,000              --
  Purchase of long-term equity investment .....................................         (8,359)             --
  Cash paid for acquisitions, net of cash acquired ............................        (42,415)     (1,692,794)
                                                                                  ------------    ------------
       Net cash used in investing activities ..................................       (168,450)     (4,085,065)
                                                                                  ------------    ------------

Cash flows from financing activities:

  Principal payments on capital lease obligations .............................        (26,100)        (47,403)
  Principal payments on notes payable to stockholders .........................             --        (355,000)
  Principal payments on notes payable .........................................       (251,311)        (73,943)
  Financing costs .............................................................        (10,000)        (25,000)
  Proceeds from the issuance of Series C-VI Preferred Stock, net ..............      2,000,000              --
  Proceeds from the sale of common stock, net .................................      5,203,209              --
  Proceeds from the issuance of convertible debentures ........................      2,000,000
  Proceeds from the issuance of Series C Preferred Stock, net .................             --       9,990,825
  Proceeds from the issuance of Series C-II Preferred Stock, net ..............             --       2,450,000
  Proceeds from the issuance of Series C-III Preferred Stock, net .............             --       2,550,000
  Proceeds from exercise of common stock options and warrants .................         13,500         494,443
                                                                                  ------------    ------------
       Net cash provided by financing activities ..............................      8,929,298      14,983,922
                                                                                  ------------    ------------
Net change in cash and cash equivalents .......................................     (1,339,667)    (13,518,217)

Effect of exchange rate changes on cash and cash equivalents ..................         (6,102)         (3,707)

Cash and cash equivalents, beginning of period ................................      1,561,495      15,083,419
                                                                                  ------------    ------------
Cash and cash equivalents, end of period ......................................   $    215,726    $  1,561,495
                                                                                  ============    ============

                             ON2 TECHNOLOGIES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NON-CASH TRANSACTIONS:


                                                                 Year Ended December 31,
                                                                ------------------------
                                                                    2001        2000
                                                                ----------   ----------
Cash paid during the period for:
   Interest .................................................   $    6,664   $   32,395
                                                                ==========   ==========
   Taxes ....................................................   $   54,507   $   82,027
                                                                ==========   ==========
Non-cash transactions:
   Issuance of common stock to settle contractual obligations   $   33,631   $       --
                                                                ==========   ==========
   Shares issued in connection with
   common stock purchase agreement ..........................   $   33,000   $       --
                                                                ==========   ==========
   Acquisition of fixed assets under capital leases .........   $       --   $   72,750
                                                                ==========   ==========
   Issuance of Series B Preferred Stock in connection
     with acquisitions ......................................   $       --   $  468,447
                                                                ==========   ==========
   Issuance of common stock in connection with acquisitions .   $       --   $3,546,912
                                                                ==========   ==========


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             ON2 TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (A) DESCRIPTION OF THE BUSINESS

     On2 Technologies, Inc. ("On2" or the "Company") is a leading video compression technology firm. The Company has developed its proprietary technology platform and video compression/decompression software ("codec") to deliver high quality video at the lowest possible data rates to closed area networks, such as set-top boxes, the Internet and wireless devices. The Company offers a suite of products and professional services that encompass its proprietary compression technology. The Company's professional service offerings include customized engineering and consulting services and high-level video encoding. In addition, the Company licenses its software products for use with video delivery platforms.

     The Company's consolidated financial statements have been prepared assuming that it will continue as a going concern. The Company has incurred recurring operating losses and negative operating cash flows since its inception and, based on its current working capital requirements, will require additional funding during the next 12 months to finance its current level of operations. Additionally, the Company may require additional financing to fund revenue growth, develop new technologies or acquire strategic assets. These factors raise doubt about the Company's ability to continue as a going concern. The Company is actively pursuing increases to its net cash flows through increases in revenues and additional sources of financing beyond its equity lines of credit (see note 9). The Company believes that a combination of increases to operating cash flow, primarily through revenue growth, and funds received from its equity lines of credit or additional financing will generate sufficient cash flow to fund its operations through 2002. The Company's plan to increase cash flows from operations relies significantly on increases in revenue generated from its compression technology services, products and licenses. However, there are no assurances that such matters will be successfully consummated. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Risk Factors That May Affect Future Operating Results."

     (B)  BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Company and its wholly owned-subsidiaries from their respective dates of acquisition. All intercompany accounts and transactions have been eliminated in consolidation.

     (C)  PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost, net of accumulated depreciation and amortization. Property and equipment is depreciated using the straight-line method over the estimated useful lives of the related assets, generally three to five years for equipment and software and five to seven years for furniture and fixtures. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset. Equipment under capital leases is stated at the present value of the minimum lease payments and is depreciated using the straight-line method over the estimated useful life of the asset.

     (D)  GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill and other intangible assets consist of goodwill, purchased technology and certain other intangible assets that are stated at cost less accumulated amortization. Goodwill and other intangible assets are amortized using the straight-line method over the expected period of benefit of the respective asset, ranging from 3 to 15 years. In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS" ("SFAS No. 142"). SFAS 142 requires goodwill and other intangible assets to be tested for impairment at least annually, and written off when impaired, rather than being amortized as previously required. As of December 31, 2001, the Company had no recorded goodwill or indefinite lived intangibles. As of December 31, 2001, the Company's intangible assets consisted primarily of purchased technology, which the Company will continue to amortize over its remaining useful life through September 2003. The Company anticipates recording amortization of purchased technology of approximately $627,322 and $463,521 for the years ended December 31, 2002 and 2003, respectively. However, the Company will continually evaluate its purchased technology upon significant changes in certain circumstances that may result in an impairment of the net carrying value. Therefore, the Company believes that the adoption of SFAS 142 will not have a significant impact on its results of operations or financial position.

     (E)  IMPAIRMENT OF LONG-LIVED ASSETS

     The Company evaluates its long-lived assets in accordance with SFAS No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF" ("SFAS No. 121"). Long-lived assets that are not identified with an impaired asset are reviewed for impairment whenever events or changes in circumstances indicate that the net carrying value of the asset may not be recoverable. In such circumstances, the net carrying value of the asset is compared to the undiscounted future cash flows of the business segment to which that asset is attributable. As the Company operates under one business segment, the net carrying value of all long-lived assets are compared to the Company's consolidated undiscounted future cash flows. Impairment losses are measured by the amount in which the net carrying value of the assets exceed the fair value. In October 2001, the FASB issued SFAS No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS," ("SFAS No. 144") which supersedes SFAS No. 121. SFAS No. 144 addresses the financial accounting and reporting of all long-lived assets, except goodwill, that are either held and used or disposed of through sale or other means. The Company will adopt SFAS 144 beginning in its fiscal year 2002, but does not expect its adoption to have a material impact on its operating results or its financial position.

     (F)  FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

     The fair values of cash and cash equivalents, accounts receivables and accounts payables approximate their carrying values based on the short-term maturities of these financial instruments.

     The Company performs ongoing credit evaluations of its customers' financial condition and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information; to date, such losses have been within management's expectations.

     (G)  INCOME TAXES

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

     (H)  REVENUE RECOGNITION

     The Company primarily generates revenue from the sale of its software licenses and its professional service offerings.

     The Company's revenue recognition policies are in accordance with SOP 97-2, "SOFTWARE REVENUE RECOGNITION" ("SOP 97-2"), as amended by SOP 98-4, "DEFERRAL OF THE EFFECTIVE DATE OF SOP 97-2, SOFTWARE REVENUE RECOGNITION" and SOP 98-9, "MODIFICATION OF SOP 97-2 WITH RESPECT TO CERTAIN TRANSACTIONS" ("SOP 98-9"). Under each arrangement, revenues are recognized when a non-cancelable agreement has been signed and the customer acknowledges an unconditional obligation to pay, the products or applications have been delivered, there are no uncertainties surrounding customer acceptance, the fees are fixed and determinable, and collection is considered probable. Revenues recognized from multiple-element software arrangements are allocated to each element of the arrangement based on the fair values of the elements, such as product licenses, post-contract customer support, or training. The determination of the fair value is based on the vendor specific objective evidence available to the

Company. If such evidence of the fair value of each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of the fair value does exist or until all elements of the arrangement are delivered.

Software Licenses

     The Company's software licensing arrangements typically consist of two elements: a software license and post-contract customer support ("PCS"). The Company recognizes license revenues based on the residual method after all elements other than PCS have been delivered as prescribed by SOP 98-9. The Company recognizes PCS revenues over the term of the maintenance contract or on a "per usage" basis, whichever is stated in the contract. In accordance with SOP 97-2, vendor specific objective evidence of the fair value of PCS is determined by reference to the price the customer will have to pay for PCS when it is sold separately (i.e. the renewal rate). Each license agreement offers additional PCS at a stated price. Revenue is recognized on a per copy basis for licensed software when each copy of the licensed software purchased by the customer or reseller is delivered. The Company does not allow returns, exchanges or price protection for sales to its customers or its resellers nor does it allow its resellers to purchase software licenses under consignment arrangements.

Professional Services

     Professional services consist of customized engineering and consulting services and encoding services.

     When customized engineering and consulting services are sold together with a software license, the arrangement typically requires customization and integration of the software into a third party hardware platform. In these arrangements, the Company requires the customer to pay a fixed fee for the engineering and consulting services and a licensing fee in the form of a per-unit royalty. The Company accounts for its engineering and consulting arrangements in accordance with SOP 81-1, "ACCOUNTING FOR PERFORMANCE OF CONSTRUCTION TYPE AND CERTAIN PRODUCTION TYPE CONTRACTS," ("SOP 81-1"). When reliable estimates are available for the costs and efforts necessary to complete the engineering or consulting services and those services do not include contractual milestones or other acceptance criteria, the Company accounts for the arrangements under the percentage of completion contract method pursuant to SOP 81-1 based upon input measures such as hours. When such estimates are not available, the completed contract method is utilized.

     Encoding Services consist of services that convert video and audio content into formats for delivery to end-users. Encoding services are generally provided under per unit or time and materials contracts. Under these contracts, the Company recognizes revenue when services have been rendered and the Company has no further interest or obligation in the goods and services, which is generally the date on which the goods or services have been delivered to the customer.

     (I)  COST OF REVENUES

     Cost of revenues primarily includes compensation costs for engineering and consulting personnel, bandwidth costs, depreciation costs, licensing fees or royalties paid for third party software products and the amortization of purchased technology.

     (J)  SOFTWARE DEVELOPMENT COSTS

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

     Software developed for internal use is recognized in accordance with SOP 98-1, "ACCOUNTING FOR THE COST OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE" ("SOP 98-1"). SOP 98-1 requires all costs related to the development of internal use software other than those incurred during the application development stage to be expensed as incurred. It also provides guidance on the capitalization of costs incurred during the application development stage for computer software developed or obtained for internal use. SOP 98-1 has not had a material impact on the Company's operating results or financial position.

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

     (L)  NET LOSS PER COMMON SHARE

     The Company computes net loss per common share in accordance with Statement of Financial Accounting Standard No. 128, "COMPUTATION OF EARNINGS PER SHARE," ("SFAS 128"). In accordance with SFAS 128, basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the conversion of the preferred stock and convertible debentures (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the Treasury Stock method); common equivalent shares are excluded from the calculation if their effect is anti-dilutive.

     Diluted loss per share has not been presented separately, as the convertible preferred stock, convertible debentures and the outstanding stock options and warrants are anti-dilutive for each of the periods presented.

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

      (N)  SEGMENT REPORTING

     The Company adopted the provisions of SFAS No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION" ("SFAS 131"). The Company operates in one business segment, the sale of video compression software and related services, for which it receives revenues from its customers. The Company's Chief Operating Decision Maker is the Company's Chief Executive Officer ("CEO"), who receives consolidated financial information for purposes of evaluating the Company's operational and financial performance. The CEO does not receive discrete financial information regarding the operating results of the Company's individual products and services.

     Our customers typically represent large digital communication and media companies, entertainment companies, telecommunication companies and other global corporations that operate within the digital media industry. For the year ended December 31, 2001, four customers accounted for 26%, 23%, 13% and 13% of the Company's total revenues. For the year ended December 31, 2000, four customers accounted for 19%, 15%, 10% and 10% of the Company's total revenues. As of December 31, 2001, three customers accounted for 42%, 31% and 21% of total accounts receivable. As of December 31, 2000, four customers accounted for 32%, 15%, 13% and 10% of total accounts receivable.

     For the year ended December 31, 2001, foreign customers accounted for approximately 67% of total revenue. These customers are primarily located in Asia. For the year ended December 31, 2000, the Company did not generate revenue from foreign customers.

     Additionally, all of the Company's assets and operations have been and are currently based within in the United States, except for two research and development employees located in the United Kingdom. There was no significant revenue generate from the United Kingdom operations for the years ended December 31, 2001 and 2000.

     (O)  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In July 2001, the FASB issued SFAS No. 141, "BUSINESS COMBINATIONS" ("SFAS No. 141"). SFAS No. 141 changes the accounting for business combinations initiated after June 30, 2001, requiring that all business combinations be accounted for using the purchase method and that intangible assets be recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are separable or capable of being separated from the acquired entity and sold, transferred, licensed, rented or exchanged. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 did not have a material impact on the Company's financial statements.

     In July 2001, the FASB issued SFAS 142, "GOODWILL AND OTHER INTANGIBLES" ("SFAS No. 142"). SFAS No. 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets with indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires that the useful lives of intangible assets acquired on or before June 30, 2001 be reassessed and the remaining amortization periods adjusted accordingly. Previously recognized intangible assets deemed to have indefinite lives shall be tested for impairment. Goodwill recognized on or before June 30, 2001, shall be assigned to one or more reporting units and shall be tested for impairment as of the beginning of the fiscal year in which SFAS No. 142 is initially applied in its entirety. As of December 31, 2001, the Company had no recorded goodwill or indefinite lived intangibles. As of December 31, 2001, the Company's intangible assets consisted primarily purchased technology, which the Company will continue to amortize over its remaining useful life through September 2003. The Company anticipates recording amortization of purchased technology of approximately $627,322 and $463,521 for the years ended December 31, 2002 and 2003, respectively. However, the Company will continually evaluate its purchased technology upon significant changes in certain circumstances that may result in an impairment of the net carrying value. Therefore, the Company believes that the adoption of SFAS 142 will not have a significant impact on its results of operations or financial position.

         In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), which is effective October 1, 2003. SFAS No. 143 requires, among other things, the accounting and reporting of legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, or normal operation of a long-lived asset. The Company is currently assessing, but has not yet determined, the effect of SFAS No. 143 on its financial position or results of operations.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144"). SFAS 144 is effective October 1, 2002, but may be early adopted. SFAS No. 144 addresses accounting and reporting of all long-lived assets, except goodwill, that are either held and used or disposed of through sale or other means. The Company is currently assessing the impact of SFAS 144, but believes that its adoption will not have a material impact on its operating results or financial position.

      (P)RECLASSIFICATIONS

     Certain reclassifications have been made to prior year's consolidated financial statements to conform to current year's presentation.

(2)  PROPERTY AND EQUIPMENT


                                                 December 31, December 31,
                                                    2001          2000
                                                 ------------ ----------
Furniture and fixtures .......................   $  277,997   $  277,997
Computer equipment ...........................    2,895,367    2,775,296
Leasehold improvements .......................      487,348      527,348
Licensed software ............................      857,388      851,570
                                                 ----------   ----------
                                                  4,518,100    4,432,211

Less accumulated depreciation and amortization    3,111,957    1,910,023
                                                 ----------   ----------

   Total .....................................   $1,406,143   $2,522,188
                                                 ==========   ==========

     As of December 31, 2001, property and equipment included assets under capital leases of $90,721 with related accumulated depreciation of $61,139. As of December 31, 2000, property and equipment included assets under capital leases of $90,721 with related accumulated depreciation of $33,289. Depreciation expense was $1,205,203 and $1,284,297 for the years ended December 31, 2001 and 2000, respectively.

(3)  GOODWILL AND OTHER INTANGIBLE ASSETS


                                December 31, December 31,
                                    2001        2002
                                ------------ -----------

Goodwill ....................   $       --   $3,654,559
Purchased technology ........    2,509,287    2,509,287
Other intangible assets .....       30,000      813,028
                                ----------   ----------

                                 2,539,287    6,976,874

Less accumulated amortization    1,418,444    1,229,032
                                ----------   ----------

   Total ....................   $1,120,843   $5,747,842
                                ==========   ==========

     As of December 31, 2001, other intangibles consisted of a content library of $30,000. As of December 31, 2000, other intangible assets primarily consisted of a content library of $500,000 and other intangible assets of $313,028. Amortization of goodwill and other intangible assets was $1,154,418 and $1,677,286 for the years ended December 31, 2001 and 2000, respectively. These amounts exclude amortization of purchased technology of $627,322 and $627,322 for the years ended December 31, 2001 and 2000, respectively, that was included in cost of revenues.

(4)  ACCRUED EXPENSES


                                                                       December 31,  December 31,
                                                                           2001          2002
                                                                       -----------   ------------

Accrued compensation .................................................   $   95,952   $  940,647
Accrued professional fees ............................................      150,000      150,050
Accrued acquisition costs ............................................           --      161,655
Other accrued expenses ...............................................       93,355      142,529
Funds received prior to issuance of
   shares under common stock purchase agreement ......................      150,000           --
                                                                         ----------   ----------

       Total.........................................................$      489,307   $1,394,881
                                                                         ==========   ==========

 (5)  ACQUISITIONS

      (A)  ASSET PURCHASE OF DVD MAGS, INC.

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

     The Company issued 136,339 shares of Common Stock, valued at $1,872,957, and 34,100 shares of Series B Convertible Preferred Stock (see note 9), valued at $468,447, in connection with the Purchase Agreement. In addition to the issuance of common and convertible preferred stock, the Company incurred $47,993 of acquisitions costs.

     The Quickband Acquisition was accounted for as an asset acquisition. The purchase price was allocated to tangible assets and the identifiable intangible assets, based on their fair values, as follows:


     Purchase Price:                                                   $    2,389,397
                                                                       ==============

     Accounts receivable                                               $      272,530
     Fixed assets                                                             140,587
     Other assets                                                             122,350
     Assumed liabilities                                                     (230,008)
     Goodwill and library content                                           2,083,938
                                                                       --------------

     Total                                                             $    2,389,397
                                                                       ==============

     The historical carrying amounts of the net tangible assets acquired approximated their fair market value on the date of acquisition. The goodwill and library content was being amortized under the straight-line method over an estimated useful life of three years, the expected period of benefit.

     As part of a restructuring plan approved by the Board of Directors in December 2000 in which the Company would dispose of its non-strategic, content related assets, the Company decided to sell the content acquired and created in connection with the Quickband library. The Company recorded non-cash restructuring and impairment charges of $470,000 and $1,007,673 for the years ended December 31, 2001 and 2000, respectively, related to the Quickband content library (see note 12).

     (B)  EIGHT CYLINDER STUDIOS, INC.

     The Company acquired Eight Cylinder Studios, Inc. ("8CS"), a California corporation pursuant to the terms of an Agreement and Plan of Merger, dated as of July 13, 2000, as amended on September 29, 2000, October 26, 2000 and October 31, 2000 (as amended, the "8CS Merger Agreement"), by and among the Company, 8C Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of the Company, 8CS and certain shareholders of 8CS whereby 8CS was merged with and into 8C Acquisition Corp. The merger was completed on November 3, 2000. 8CS was a California corporation that offered content development and interface technologies solutions for the broadband Internet market.

     Pursuant to the 8CS Merger Agreement, the Company issued approximately 598,428 shares of Common Stock. In addition, the Company issued approximately 150,210 shares of Common Stock in exchange for all outstanding shares of 8CS preferred stock. The total Common Stock issued was valued at approximately $1,673,955. Additionally, the Company incurred approximately $499,029 of transaction costs.

     The merger was accounted for under the purchase method of accounting. The preliminary purchase price was allocated to tangible assets and the goodwill and other intangible assets, based on their fair values, as follows:


     Purchase Price:                                                   $    2,172,984
                                                                       ==============

     Cash                                                              $       28,131
     Fixed assets                                                             111,170
     Other assets                                                              14,825
     Assumed liabilities                                                   (1,635,701)
     Goodwill and other intangible assets                                   3,654,559
                                                                       --------------

     Total                                                             $    2,172,984
                                                                       ==============

     The Company had determined that the historical carrying amounts of the net tangible assets acquired approximated their fair market value on the date of acquisition. The goodwill and other intangible assets were being amortized under the straight-line method over an estimated useful life of three years, the expected period of benefit. In the first quarter of 2001, the Company recorded additional goodwill of $42,415 related to certain legal costs incurred in connection with the acquisition of 8CS.

     For the year ended December 31, 2001, the Company recorded an impairment charge of $2,344,066 to write-off the net carrying values of the goodwill and other intangible assets related to 8CS (see note 12).

     The following unaudited pro forma consolidated financial information gives effect to the 8CS merger and the Quickband Acquisition as if they had occurred on January 1, 2000 by consolidating the results of operations of the Company, Quickband and 8CS for the year ended December 31, 2000.


                                                                    DECEMBER 31,
                                                                        2000
                                                                    ------------

Revenues......................................................    $    1,018,139
Net loss attributable to common stockholders..................       (65,046,155)
Net loss per share-basic and diluted..........................    $        (2.47)
Weighted average basic and diluted shares outstanding.........        26,732,476


(6)  NOTES PAYABLE

     In connection with its acquisition of 8CS in November 2000, the Company assumed a note payable in the amount of $325,254. Based upon the terms of the note, the Company paid $75,000 on December 15, 2000, at which time interest began to accrue at an annual rate of 9.50%. The Company made payments of $65,000 on each of January 15, 2001, February 15, 2001 and March 15, 2001. Final payment of $62,889 was made on April 15, 2001 and included all unpaid principal and interest.

(7)  INCOME TAXES

     The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     For Federal income tax purposes, the Company has net operating loss carryforwards of approximately $93,000,000 which expire at various dates through 2021.

     In accordance with SFAS 109 "ACCOUNTING FOR INCOME TAXES", the Company recognized a deferred tax asset of approximately $32,552,000, primarily resulting from the above net operating loss carryforwards. A full valuation allowance has been recorded related to the deferred tax asset as a result of management's uncertainty as to the realization of such asset. Accordingly, no provision for federal income taxes has been recognized. There are no other significant temporary differences. The tax provisions of $63,678 and $102,089 for the years ended December 31, 2001 and 2000, respectively, relate primarily to various state and local taxes.

(8)  CONVERTIBLE DEBENTURES

     In January 2001, the Company entered into a financing agreement with an existing shareholder of the Company whereby the Company would receive up to $2,000,000 in exchange for Series A Convertible Debentures ("Debentures") and warrants to purchase shares of Common Stock. The timing of and the dollar value of amounts received under this financing arrangement were required to equal amounts received and coincide with investments by others in the Company, up to a maximum of $2,000,000.

     Under the terms of the agreement, the Debentures consist of 200 units, which are comprised of (1) $10,000 principal amount of Debentures and (2) one warrant to purchase 6,667 shares of Common Stock at an exercise price of $1.68 per share. The principal amount of the Debentures can be converted into shares of Common Stock at a conversion price of $0.45 six months after the date of issuance at the discretion of the holder. The principal amount of the Debentures is due 4 years from the date of issuance and is non-interest bearing.

     As of December 31, 2001, the Company had received the full $2,000,000 under the Debenture agreement. The Company allocated the proceeds received to the principal amount of the Debentures and the warrants based upon the relative fair value method. The difference between the relative fair value of the Debentures and the proceeds received was recorded as a debt discount. The total amount of the debt discount is limited to the total proceeds received. The total amount of the debt discount was $1,640,054 and was fully amortized as of December 31, 2001.

(9)  STOCKHOLDERS' EQUITY

     (a)  Authorized Shares

     On November 17, 2000, the Company's shareholders agreed to increase the Company's Common Stock authorized for issuance from 50,000,000 shares to 100,000,000 shares.

     (b)  Preferred Stock

     The Company has 20,000,000 shares of preferred stock authorized for issuance and, as of December 31, 2001, seven series of convertible preferred stock (collectively "Preferred Stock") were issued and outstanding. Pursuant to its Certificate of Incorporation, the Company may serially designate separate classes of preferred stock up to the aggregate of its authorized limit. The holders of the various series of Preferred Stock generally have similar rights and privileges. Each class of the Preferred Stock is convertible into shares of the Company's Common Stock based on a conversion rate and has rights and preferences which are generally more senior to the Company's Common Stock and are more fully described in the Company's Certificate of Incorporation.

Series A Convertible Preferred Stock

     On June 15, 1999, the Company issued in a private offering 2,000,000 preferred stock purchase units (the "Units") pursuant to Rule 506 under the Securities Act of 1933, as amended, for $7.50 per unit. The Company received proceeds, net of transaction costs, of $14,614,113.

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

Series C, C-IV and C-V Convertible Preferred Stock

     In June 2000, the Company designated 4,285,715 shares of its authorized preferred stock as Series C Preferred Stock, $0.01 par value ("Series C Preferred"). On June 8, 2000, the Company completed a private placement of 1,644,304 shares of the Series C Preferred with detachable warrants for an aggregate purchase price of $10,000,000, in connection with an investment by The Travelers Indemnity Company ("Travelers"). The Company incurred transaction costs of $9,175 in connection with the transaction. This investment was part of an aggregate financing of $15,000,000. The original conversion price was $6.082. The additional $5,000,000 was received and satisfied through the issuance of the Company's Series

C-II and Series C-III Convertible Preferred Stock as described below. In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of the Series C Preferred are entitled to receive a liquidation amount of $6.082 per share. The liquidation price per share would be paid out of the assets of the Company available for distribution prior to any payments made on any shares of the Company's Common Stock or any other capital stock that ranks junior to the Preferred Stock.

     In addition to the Series C Preferred, Travelers received detachable warrants which provide them the right to purchase 205,538 shares of the Company's Common Stock at an exercise price of $8.69 per share and 205,538 shares at of the Company's Common Stock at an exercise price of $10.86 per share (collectively "Travelers' Warrants").

     The aggregate fair market value of the Series C Preferred on the closing date of the Travelers private placement was $14,284,891 based upon the fair market value of the Company's Common Stock on that date. Additionally, the fair market value of the warrants issued, as calculated using the Black Scholes pricing model, was $1,793,113. In accordance with EITF Issue No. 98-5, "ACCOUNTING FOR CONVERTIBLE SECURITIES WITH BENEFICIAL CONVERSION FEATURES OR CONTINGENTLY ADJUSTABLE CONVERSION RATIOS" ("EITF 98-5"), the Company allocated the net proceeds between the Series C Preferred and the detachable warrants based on the relative fair value method as described in APB Opinion No. 14, "ACCOUNTING FOR CONVERTIBLE DEBT AND DEBT ISSUED WITH STOCK PURCHASE WARRANTS" ("APB No. 14"). The Company allocated $8,876,589 to the Series C Preferred and recorded $1,114,236 of additional paid-in-capital to account for the issuance of the warrants. The difference between the net proceeds allocated to, and the fair market value of, the Series C Preferred on the closing date, which amounted to $5,408,302, was recorded as a deemed non-cash convertible preferred stock dividend as of December 31, 2000.

     Concurrently with its investment in June 2000, Travelers was granted pricing protection on its $10,000,000 investment regarding the subsequent investments in the Series C-II and Series C-III Preferred Stock that allowed for the following:

     Upon the earlier of (i) a change of control or (ii) December 31, 2001, the Company would (a) cancel the Series C Preferred and in its place issue 1,849,057 shares of Series C-IV Preferred Stock, par value $0.01 per share, with a conversion price of $2.65 per share, and 4,099,678 shares of Series C-V Preferred Stock, par value $0.01 per share, with a conversion price of $1.244 per share, and (b) cancel the Travelers Warrants and in their place issue 462,264 warrants with an exercise price of $2.65 per share and 1,024,920 warrants with an exercise price of $1.14 per share. For the year ended December 31, 2000, the Company recorded a deemed non-cash convertible preferred stock dividend of $12,757,019 for the additional benefit to be received by Travelers upon the issuance of the Series C-IV and Series C-V Preferred Stock and the related warrants. Travelers was not entitled to any further pricing protections. On December 31, 2001, the Company canceled the Series C Preferred and issued the Series C-IV and C-V Preferred Stock and the new warrants to Travelers. The warrants are currently exerciseable and expire on June 7, 2003.

     Additionally, Travelers is entitled to certain anti-dilution protections on its Series C-IV and C-V Preferred Stock. The anti-dilution provisions primarily adjust the conversion price of the Series C-IV and Series C-V Preferred Stock and the number and exercise price of the warrants. The anti-dilution provision for the Series C-IV and Series C-V Preferred Stock was triggered by certain subsequent debt and equity financings consummated by the Company. Although the Series C-IV and C-V Preferred Stock was not issued until December 31, 2001, the Company recognized the additional benefit to be received by Travelers as if the Series C-IV and C-V Preferred Stock had been issued in June 2000. As of December 31, 2001, the conversion price of the Series C-IV Preferred Stock was adjusted to $1.90 per share, the Company issued 182,477 additional warrants and the exercise price of the warrants was reduced to $1.90 per share. Additionally, as of December 31, 2001, the conversion price of the Series C-V Preferred Stock was adjusted to $0.9756 per share, the Company issued 271,543 additional warrants and the exercise price of the warrants was reduced to $0.9012 per share. The Company recorded a deemed non-cash convertible preferred stock dividend of $1,160,032 and $165,657 for the years ended December 31, 2001 and 2000, respectively, to recognize the additional benefit received by Travelers for their anti-dilution provisions.

Series C-II Convertible Preferred Stock

     In September 2000, the Company designated 924,527 shares of its authorized preferred stock as Series C-II Preferred Stock, $0.01 par value ("Series C-II Preferred"). On September 29, 2000, the Company completed a private placement of 924,527 shares of the Series C-II Preferred with detachable warrants for an aggregate purchase price of $2,450,000 with three investors (the "Series C-II Investors"). The original conversion price of the Series C-II Preferred is $2.65 per share. In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of the Series C-II Preferred are entitled to receive an amount equal to $2.65 per share. The liquidation price per share would be paid out of the assets of the Company available for distribution prior to any payments made on any shares of the Company's Common Stock or any other capital stock that ranks junior to the Preferred Stock.

     In addition to the Series C-II Preferred, the Series C-II Investors received detachable warrants which provide them the right to purchase an aggregate of 396,037 shares of the Company's Common Stock at an exercise price of $2.65 per share. The warrants were immediately exerciseable and expire on September 28, 2003.

     The aggregate fair market value of the Series C-II Preferred on September 29, 2000 was $2,302,072, based upon the fair market value of the Company's Common Stock on that date. Additionally, the fair market value of the warrants issued, as calculated using the Black Scholes pricing model, was $504,706. In accordance with EITF 98-5, the Company allocated the net proceeds between the Series C-II Preferred and the detachable warrants based on the relative fair value method as described in APB No. 14. The Company allocated $2,009,448 to the Series C-II Preferred and recorded $440,552 of additional paid-in-capital to account for the issuance of the warrants. The difference between the net proceeds allocated to, and the fair market value of, the Series C-II Preferred on the closing date, which amounted to $292,624, was recorded as a deemed non-cash preferred stock dividend for the year ended December 31, 2000.

     The holders of the Series C-II Preferred Stock are entitled to certain anti-dilution protections, triggered by certain subsequent issuances of debt or equity by the Company. The anti-dilution provision primarily adjusts the conversion price of the Series C-II Preferred Stock and the number and exercise price of the original warrants issued. The anti-dilution provision for the Series C-II Preferred Stock was triggered by certain subsequent debt and equity financings consummated by the Company. As of December 31, 2001, the conversion price of the Series C-II Preferred Stock was adjusted to $1.90 per share, the Company issued an additional 156,334 warrants and the exercise price of the warrants was reduced to $1.90 per share. The Company recorded a deemed non-cash convertible preferred stock dividend of $1,086,206 and $136,505 for the years ended December 31, 2001 and 2000, respectively, to record the additional benefit received by the Series C-II Investors.

Series C-III Convertible Preferred Stock

     In December 2000, the Company designated 2,049,839 shares of its authorized preferred stock as Series C-III Preferred Stock, $0.01 par value ("Series C-III Preferred"). On December 8, 2000, the Company completed a private placement of the 2,049,839 shares of the Series C-III Preferred with detachable warrants for an aggregate purchase price of $2,550,000 with two investors (the "Series C-III Investors"). The original conversion price of the Series III Preferred is $1.244 per share. In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of the Series C-III Preferred are entitled to receive an amount equal to $1.244 per share. The liquidation price per share would be paid out of the assets of the Company available for distribution prior to any payments made on any shares of the Company's Common Stock or any other capital stock that ranks junior to the Preferred Stock.

     In addition to the Series C-III Preferred, the Series C-III Investors received detachable warrants which provide them the right to purchase an aggregate of 635,450 shares of the Company's Common Stock at an exercise price of $1.14 per share. The warrants were immediately exerciseable and expire on December 7, 2003.

     The aggregate fair market value of the Series C-III Preferred on December 8, 2000 was $2,459,807, based upon the fair market value of the Company's Common Stock on that date. Additionally, the fair market value of the warrants issued, as calculated using the Black Scholes pricing model, was $350,458. In accordance with EITF 98-5, the Company allocated the net proceeds between the Series C-III Preferred and the detachable warrants based on the relative fair value method as described in APB No. 14. The Company allocated $2,231,928 to the Series C-III Preferred and recorded $318,072 of additional paid-in-capital to account for the issuance of the warrants. The difference between the net proceeds allocated to, and the fair market value of, the Series C-III Preferred on the closing date, which amounted to $227,879, was recorded as a deemed preferred stock dividend for the year ended December 31, 2000.

     The holders of the Series C-III Preferred Stock are entitled to certain anti-dilution protections, triggered by certain subsequent issuances of debt or equity by the Company. The anti-dilution provision primarily adjusts the conversion price of the Series C-III Preferred Stock and the number and exercise price of the original warrants issued. The anti-dilution provision for the Series C-III Preferred Stock was triggered by certain subsequent debt and equity financings consummated by the Company. As of December 31, 2001, the conversion price of the Series C-III Preferred Stock was adjusted to $0.9756 per share, the Company issued an additional 168,357 warrants and the exercise price of the warrants was reduced to $0.9012 per share. The Company recorded a deemed non-cash convertible preferred stock dividend of $956,244 for the year ended December 31, 2001 to record the additional benefit received by the Series C-III Investors. There were no triggering events for the Series C-III Preferred Stock's anti-dilution provision for the year ended December 31, 2000.

Series C-VI Convertible Preferred Stock

     On July 18, 2001, the Company entered into a Unit Purchase Agreement with Travelers whereby it sold an aggregate of 3,571,429 units that consisted of one share of the Company's Common Stock and a warrant to purchase 1.5 shares of the Company's Common Stock. The Company received net proceeds of $2,000,000. On August 10, 2001, the Company entered into a new agreement with Travelers, rescinding the Unit Purchase Agreement and providing that Travelers receive 3,571,429 shares of preferred stock, which were not convertible into the Company's Common Stock for a period of six months. Each share of Series C-VI Preferred Stock converts on a one-for-one basis into shares of the Company's Common Stock. In addition, the Company issued to Travelers a warrant to purchase 5,357,144 shares of the Company's Common Stock that cannot be exercised for a period of six months. The exercise price of the warrant is $0.56 per share and the warrant expires on August 9, 2005.

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

     The aggregate fair market value of the Series C-VI Preferred on July 18, 2001 was $2,000,000, based upon the fair market value of the Company's Common Stock on that date. Additionally, the fair market value of the warrants issued, as calculated using the Black Scholes pricing model, was $1,729,027. In accordance with EITF 98-5, the Company allocated the net proceeds between the Series C-VI Preferred Stock and the warrants based on the relative fair value method as described in APB No. 14. The Company allocated $1,072,666 to the Series C-VI Preferred and recorded $927,334 of additional paid-in-capital to account for the issuance of the warrants. The difference between the net proceeds allocated to, and the fair market value of, the Series C-VI Preferred on the closing date, which amounted to $927,334, was recorded as a non-cash convertible preferred stock dividend for the year ended December 31, 2001.

     The following table summarizes the common stock issuable upon conversion of all outstanding Preferred Stock and related warrants at December 31, 2001:


                                                        CONVERSION OR                     SHARES OF COMMON STOCK
          CONVERTIBLE SECURITY                         EXERCISE PRICE                    ISSUABLE UPON CONVERSION
          --------------------                         --------------                    ------------------------

  Series A Preferred Stock                             $7.50 per share                           400,000
  Series B Preferred Stock                           $23.46875 per share                          34,100
  Series C-II Preferred Stock                          $1.90 per share                          1,289,474
  Series C-II Warrants                                 $1.90 per share                           552,367
  Series C-III Preferred Stock                        $0.9756 per share                         2,613,776
  Series C-III Warrants                               $0.9012 per share                          803,807
  Series C-IV Preferred Stock                          $1.90 per share                          2,578,947
  Series C-IV Warrants                                 $1.90 per share                           644,741
  Series C-V Preferred Stock                          $0.9756 per share                         5,227,552
  Series C-V Warrants                                 $0.9012 per share                         1,296,463
  Series C-VI Preferred Stock                          $0.56 per share                          3,571,429
  Series C-VI Warrants                                 $0.56 per share                          5,357,143


      (c) Common Stock

Equity-Line of Credit

     In December 2000, the Company entered into a common stock purchase agreement ("Initial Stock Purchase Agreement") with an accredited investor ("Investor"), for the sale, from time to time, of the Company's Common Stock. Pursuant to the Initial Stock Purchase Agreement, the Investor has committed to purchase up to $23,000,000 of Common Stock over a 36-month period. The Investor may be required to invest an additional $17,000,000 upon the attainment of certain trading volumes and weighted average market prices in the Company's Common Stock. However, the Company's ability to procure funds through the Initial Stock Purchase Agreement may be limited or prohibited based on certain trading volumes and weighted average market prices in the Company's Common Stock.

     Under the Initial Stock Purchase Agreement, shares of Common Stock are periodically sold to the Investor at a discount from market value ranging from 6%-10%, depending on the closing price of the Company's Common Stock. The amount of Common Stock sold is at the sole discretion of the Company and at no time throughout the term of the Stock Purchase Agreement is the Company obligated to sell its Common Stock, unless the Company issues a drawdown notice. The Company issued warrants to purchase 50,000 shares of the Company's Common Stock and incurred $25,000 of transaction costs in connection with the Stock Purchase Agreement.

     On May 22, 2001, the Company's shareholders approved the sale, at the sole discretion of the Company, of up to 15,500,000 shares of Common Stock in connection with the Initial Stock Purchase Agreement. As of December 31, 2001, the Company had sold 8,475,521 shares of Common Stock for net proceeds of approximately $4,190,640 under the Initial Stock Purchase Agreement.

     In November 2001, the Company entered into a second common stock purchase agreement ("Second Stock Purchase Agreement") with the Investor, for sale, from time to time, of the Company's Common Stock. Under the Second Stock Purchase Agreement, the Investor has committed to purchase an additional $23,000,000 million over a 36-month period, with an additional commitment for $17,000,000 million upon the attainment of certain price and volume thresholds. Under the Second Stock Purchase Agreement, providing that the volume weighted average stock price for the 30-day period preceding a draw-down notice is at least $0.30, the Company may request (a) a minimum amount of $300,000 or (b) a maximum amount equal to the greater of $500,000 or $300,000 plus 4.5% of the volume weighted average stock price for the preceding 30-day period multiplied by the total trading volume for the preceding 3-month period. If the volume weighted average stock price is below $0.30 and greater than $0.10, the minimum draw down amount is pro-ratably reduced from $300,000 to $100,000. The Company is obligated to register the shares to be issued under the Second Stock Purchase Agreement. The Company is in the process of effectuating the registration statement and cannot issue shares under the Second Stock Purchase Agreement until the registration statement is effective.

     Under the Second Stock Purchase Agreement, shares of Common Stock are periodically sold to the Investor at a discount from market value ranging from 6%-10%, depending on the closing price of the Company's Common Stock. The amount of Common Stock sold is at the sole discretion of the Company and at no time throughout the term of the Stock Purchase Agreement is the Company obligated to sell its Common Stock, unless the Company issues a drawdown notice. The Company issued 100,000 shares of unrestricted Common Stock and incurred approximately $10,000 of transaction costs in connection with the Second Stock Purchase Agreement.

     The Company can sell up to an aggregate of 15,500,000 shares of Common Stock under both common stock purchase agreements.

Investment by RealNetworks, Inc.

     On July 18, 2001, the Company entered into a Common Stock Purchase Agreement with RealNetworks, Inc. ("Real") whereby Real purchased 1,785,714 shares of the Company's Common Stock for net proceeds of $1,000,000. The shares were issued to RealNetworks, Inc. at the fair market value at the time of the transaction.

     Additionally, on July 18, 2001, the Company entered into a Development and Services License Agreement whereby Real received an exclusive license to the Company's proprietary video compression technology. The term of the license is 4 years.

     (d)  Warrants

     The Company has issued common stock purchase warrants to various consultants, strategic partners and investors. The following table summarizes information about the common stock purchase warrants outstanding as of December 31, 2001. All warrants, excluding 5,357,143 at an exercise price of $0.56, were exerciseable as of December 31, 2001.


          Range of                Number of            Weighted Average Exercise
      Exercise Prices        Warrants Outstanding                Price                   Expiration Dates
   --------------------------------------------------------------------------------------------------------------
        $0.56 - $0.90                7,463,876                     $0.66                      2003 - 2005
       $1.52 - $1.90                 2,982,232                     $1.76                      2003 - 2006
       $6.08 - $11.25                 32,500                       $7.77                      2003 - 2004
      $19.89 - $28.38                 221,826                      $24.55                     2004 - 2005
   --------------------------------------------------------------------------------------------------------------
       $0.56 - $28.38               10,700,434                     $1.48                      2003 - 2006
   ==============================================================================================================

(10)  STOCK OPTION PLANS

    In June of 1999, the Company adopted the 1999 Stock Option Plan that replaced all outstanding option plans to date. Under the 1999 Stock Option Plan, all options issued under prior plans were recognized as issued and outstanding under the original terms granted. The Company had originally reserved 4,000,000 shares of Common Stock for issuance under the 1999 Stock Option Plan.

    In February of 2000, the Company amended the 1999 Stock Option Plan to create the 1999 Amended and Restated Incentive and Nonqualified Stock Option Plan (the "1999 Plan"). The 1999 Plan increased the shares of Common Stock reserved for issuance from 4,000,000 to 5,500,000. The Company's stockholders approved the 1999 Plan in May 2000. The 1999 Plan provides for the issuance of incentive stock options, which are intended to qualify under section 422 of the Internal Revenue Service Code, non-qualified stock options and restricted stock grants. The granting of incentive stock options is subject to the limitations as set forth in the 1999 Plan. Directors, officers, employees and consultants are eligible to receive grants under the 1999 Plan. A committee selected by the Company's Board of Directors has the authority to approve option grants and the terms, which include the option price and the vesting terms. Options granted under the 1999 Plan expire after a ten-year period and are subject to acceleration upon the occurrence of certain events.

    In September 2000, the Board of Directors adopted the 2000 Nonqualified Stock Option Plan (the "2000 Plan"). The 2000 Plan reserved for issuance 5,000,000 shares of the Company's Common Stock. The 2000 Plan authorizes the Board of Directors to issue nonqualified stock options as provided in section 422 of the Internal Revenue Code, restricted stock and stock appreciation rights. Only employees, including officers, of the Company and its subsidiaries are eligible to receive grants under the 2000 Plan. A committee selected by the Company's Board of Directors has the authority to approve option grants and the terms, which include the option price and the vesting terms. Options granted under the 2000 Plan expire after a ten-year period and are subject to acceleration upon the occurrence of certain events.

     The following table summarizes the stock option activity under all plans from inception:


                                                                                          Weighted Average
                                                                     Options Granted       Exercise Price
                                                                     -----------------    ------------------
     Outstanding December 31, 1999................................       2,865,229                $5.25

        Granted..................................................        6,491,698                 7.34
        Exercised................................................         (912,600)                1.28
        Canceled.................................................       (1,619,551)                9.58
                                                                     -----------------    ------------------

     Outstanding December 31, 2000................................       6,824,776                 6.79

        Granted..................................................        3,585,232                 0.59
        Exercised................................................         (366,232)                0.82
        Canceled.................................................       (2,791,019)                4.42
                                                                     -----------------    ------------------

     Outstanding at December 31, 2001.............................       7,252,757                $4.97
                                                                     =================    ==================

     Vested at December 31, 2000.................................        1,099,616
                                                                     =================

     Vested at December 31, 2001.................................        3,088,433
                                                                     =================

     Options available for grant at December 31, 2001............        1,947,661
                                                                     =================

     Included in the 366,232 options exercised in 2001 are 150,000 shares of Common Stock issued to a former employee to terminate his employment contract (see note 12) and 199,732 shares of Common Stock issued to the Company's non-executive Chairman of the Board of Directors as compensation. The related expense amounts of $210,000 and $133,336, respectively, have been recognized in the appropriate expense categories in the Company's consolidated financial statements. These amounts were excluded from the calculations of the weighted average exercise price, the weighted average remaining contractual life and the pro forma expense amounts disclosed herein.

     The following table summarizes information about stock options outstanding as of December 31, 2001:


                                                                                      Options Exercisable
                                                                                ---------------------------------
                                              Weighted      Weighted Average                        Weighted
                              Number          Average           Remaining           Number          Average
     Range of Exercise       of Shares     Exercise Price Contractual Life (in     of Shares     Exercise Price
           Prices           Outstanding                          years)           Outstanding
   --------------------------------------------------------------------------------------------------------------
       $0.32 - $0.88           3,130,474       $0.67               9.2             1,288,474         $0.79
       $1.05 - $3.88         1,610,219         $2.83               8.7              754,912          $2.58
       $6.00 - $11.82        2,201,328         $10.79              8.3              880,388          $10.76
      $12.25 - $27.75         310,736          $18.33              8.0              164,659          $18.29
   --------------------------------------------------------------------------------------------------------------
       $0.32 - $27.75          7,252,757       $4.97               8.8             3,088,433         $5.00
   ==============================================================================================================


     The Company applies APB No. 25 in accounting for its stock options granted to employees and accordingly, no compensation expense has been recognized in the consolidated financial statements. Had the Company determined compensation expense based on the fair value at the grant date for its stock options issued to its employees under SFAS 123, the net loss would have been adjusted to the pro forma amounts indicated below:


                                                   Year ended     Year ended
                                                  December 31,    December 31,
                                                     2001             2002
                                                  ------------   --------------
Net loss attributable to common stockholders:
  As reported ...............................   $(21,161,867)    $(62,631,444)
  Pro forma .................................    (28,411,932)     (67,339,278)

Basic and diluted net loss per common share:

  As reported ...............................          (0.64)           (2.40)

  Pro forma .................................          (0.86)           (2.58)

Expected dividend yield .....................              0%
                                                                            0%

Weighted average risk free interest rate ....           3.49%             5.1%
Volatility ..................................            106%              75%
Weighted average expected life ..............        3 years          3 years


     The per share weighted average fair value of the stock options granted during 2001 and 2000 was $0.43 and $3.73, respectively, on the date of grant using the option-pricing method with the weighted average assumptions noted in the table above.

(11)  EMPLOYEE STOCK PURCHASE PLAN

     In February 2001, the Board of Directors adopted the 2001 Employee Stock Purchase Plan ("ESPP"). The ESPP provides eligible employees of the Company the opportunity to apply a portion of their after tax compensation to the purchase of shares of the Company's Common Stock at a 15% discount from market value. The Company reserved 4,000,000 authorized but unissued shares of Common Stock for issuance under the ESPP. The ESPP was approved at the Company's Annual Meeting of Shareholders on May 22, 2001. As of December 31, 2001, the Company had issued 41,073 shares of Common Stock under the ESPP.

(12)  RESTRUCTURING AND IMPAIRMENT CHARGES

     (a) Restructuring Charges

     In December 2000, in connection with certain cost saving and corporate restructuring initiatives, the Company's Board of Directors approved a plan that included the sale of certain content-related, non-strategic assets that would no longer be used in the operations of the Company, closing offices in San Francisco and Los Angeles and a reduction in the Company's workforce.

     For the year ended December 31, 2000, the Company recorded a non-cash restructuring charge of $2,968,665. The non-cash restructuring charge was comprised of the following: (1) $2,539,134 related to the write-off of goodwill and certain intangible assets associated with the Company's acquisitions of content-related entities that are being disposed of (2) $235,759 related to the write-off of certain fixed assets, consisting primarily of furniture and fixtures and leasehold improvements, associated with the closing offices in San Francisco and Los Angeles and (3) $193,772 related to the write-off of certain office security deposits and prepaid assets from which the Company would not derive any future benefit.

     In 2001, the Company completed additional restructuring initiatives that were related the plan established by the Board of Directors in December 2000. Although the items were identified as of December 31, 2000, the obligations of the Company could not be measured at that time. As a result, the Company recorded a non-cash restructuring charge of $293,200 for the year ended December 31, 2001. The non-cash restructuring charge was comprised of the following: (1) $210,000 related to the termination of an employment contract which was satisfied through the issuance of 150,000 shares of Common Stock in February 2001 and (2) $83,200 related to the termination of a commercial lease obligation in San Francisco which was satisfied through the issuance of 80,000 shares of Common Stock in March 2001.

     (b) Impairment Charges

     For the year ended December 31, 2001, the Company recorded an impairment charge of $470,000, related to its Quickband content library. The Company acquired the content library, consisting primarily of licensed content for distribution through DVD sales and the Internet, in April 2000. The library was originally acquired for the Company's broadband content network, which ceased operations in the second quarter of 2000. However, the Company continued to sell the licensed Quickband content, via DVD sales, through a distribution agreement acquired in connection with the library. As of December 31, 2000, the Company terminated all operations related to its content assets. At that time, the Company determined that further distribution of the Quickband content would result in recurring losses. The Company made the decision to sell the library and reduced the carrying value of the library to $500,000 at December 31, 2000. This amount represented the estimated fair value based upon interest in the library at that time from several potential buyers, which never materialized. The Company periodically reviewed the value of the library against market demand and recorded a subsequent impairment charge of $470,000 in 2001 based upon the perceived value of the library and its content in the market. There are no additional charges related to the write-down or sale of the content library.

     For the year ended December 31, 2001, the Company recorded an impairment charge $2,344,068 related to its acquisition of 8CS in November 2000. The impairment charge represented the net carrying value of the goodwill and intangible assets recorded in connection with the acquisition. 8CS was a developer of three-dimensional graphic interface software. The intention of the acquisition was to integrate the Company's video compression technology with a three-dimensional web browser to provide a PC-based video delivery solution. As a result of the economic downturn and the reduction in its financial resources, the Company determined that additional development of the 8CS technology was not cost beneficial. Furthermore, the Company was unsuccessful in its attempts to sell the technology or create a strategic partnership for further development. As the Company reached the one-year anniversary of the 8CS acquisition in the fourth quarter of 2001, the Company concluded that the 8CS acquisition would provide no future benefit or value and wrote-off the remaining goodwill and intangible assets. As of December 31, 2001, there were no material tangible assets related to 8CS nor would the Company incur additional costs. Additionally, the Company did not recognize any revenue related to 8CS since it was acquired.

     The Company recorded a charge of $116,853 related to certain intangible assets from which the Company would no longer derive a benefit. The write-off reflected the net book value of the assets at the time they were no longer deemed to have value.

(13)  NON-CASH STOCK BASED COMPENSATION

     Non-cash stock based compensation for the year ended December 31, 2001 was $143,707 and represented shares of Common Stock issued to our Non-Executive Chairman in lieu of cash compensation and options to purchase shares of Common Stock granted to certain consultants.

     Pursuant to the Company's 1999 Amended and Restated Incentive and Nonqualified Stock Option Plan (the "1999 Plan"), employees of the Company were granted options to purchase shares of Common Stock. The terms of the options granted to employees under the 1999 Plan, including exercise price and number of shares granted, were fixed on the date of grant and remain the same throughout the duration of the 1999 Plan. In June 2000, the Company contracted with a third party broker to settle all exercises under the 1999 Plan. Concurrently, the Company required all employees to exercise stock options through the use of a third-party broker, effectively eliminating the ability execute a cashless exercise of stock options. Accordingly, the Company is applying fixed accounting to all outstanding stock options.

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

     The sponsorship agreement is renewable annually and may be terminated at such time by either the Company or the business partner upon notice. The fair market value of the warrant was $1,300,000, calculated under the Black-Scholes pricing model using the following assumptions: risk-free interest rate of 6%, volatility of 75% and a 5-year term. As the warrant is immediately exercisable, the Company recorded a non-cash compensation charge of $1,300,000 for the year ended December 31, 2000.

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

(14)  COMMITMENTS AND CONTINGENCIES

     (a)  Operating Leases

     The Company has entered into several non-cancelable leases, primarily related to the rental of certain facilities and equipment. Future minimum lease payments, by year and in the aggregate, under material operating leases with initial or remaining terms in excess of one year consisted of the following at December 31, 2001:


         Year ended December 31,                               Amount

         2002........................................... $         447,175
         2003  .........................................            330,000
                                                         -------------------
              Total minimum lease payments.............. $          777,175
                                                         ===================

     Rent expense under operating leases was approximately $850,821 and $1,092,547 for the years ended December 31, 2001 and 2000, respectively.

     (b)      Employment Agreements

     The Company maintains employment agreements, expiring at various intervals, with three executives and several non-executive employees of the Company. The employment agreements provide for a minimum salary, incentive compensation and certain benefits, among other items.

     (c)      Litigation

     The Company sued Ecoin Co. Ltd. ("Ecoin") on April 30, 2001 in the United States Court for the Southern District of New York. Our complaint alleged breach of contract arising from the failure of Ecoin to pay approximately $400,000 owed to On2 under a Technology License and Reseller Agreement that On2 and Ecoin entered into on February 20, 2001. Ecoin counterclaimed on December 17, 2001 for an amount to be determined at trial, but in no event less than $100,000, alleging fraudulent inducement and demanding rescission. The Company believes that the counterclaims of Ecoin are without merit and intends to vigorously pursue our claim and defend against the counterclaim.

     From time to time the Company has been named in other claims arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

(15) RELATED PARTY TRANSACTIONS

     We believe that the terms of each transaction described below are comparable to, or more favorable to, us than the terms that would have been obtained in an arms' length transaction with an unaffiliated party.

     During the years ended December 31, 2001 and December 31, 2000, the Company retained McGuireWoods LLC to perform certain legal services on its behalf and incurred approximately $340,000 and $970,000, respectively, for such legal services. McGuireWoods LLP provided the same hourly fee structure to us that they provide to their other clients, which hourly fees are customary for legal services rendered in their geographic and practice area markets. William A. Newman, a director, is a partner at McGuireWoods LLC.

     On July 18, 2001, the Company entered into a Unit Purchase Agreement with Travelers whereby it sold an aggregate of 3,571,429 units that consisted of one share of the Company's Common Stock and a warrant to purchase 1.5 shares of the Company's Common Stock. The Company received net proceeds of $2,000,000. On August 10, 2001, the Company entered into a new agreement with Travelers, rescinding the Unit Purchase Agreement and providing that Travelers receive 3,571,429 shares of preferred stock, which are not convertible into the Company's Common Stock until February 9, 2002. Each share of Series C-VI Preferred Stock converts on a one-for-one basis into shares of the Company's Common Stock. In addition, the Company issued to Travelers a warrant to purchase 5,357,144 shares of the Company's Common Stock that cannot be exercised until February 9, 2002. The exercise price of the warrant is $0.56 and the warrant expires on August 9, 2005. The warrants were issued to compensate the investor for purchasing shares that are not registered for resale under the Securities Act. The price per unit paid by Travelers was approximately $0.56 per share. The average closing price of our common stock for the 10 days prior to July 18, 2001 was approximately $0.51 per share. Jack L. Rivkin, a director, was an officer of an affiliate of Travelers until December 31, 2001 and Travelers is a beneficial owner of more than 10% of the Company's Common Stock.

         Also on July 18, 2001, the Company entered into a Development Services and License Agreement and a Common Stock Purchase Agreement with Real whereby it agreed to use Real as its exclusive delivery platform for streamed content over the internet in exchange for which Real acquired 1,785,714 shares of the Company's common stock and became a holder of 5.05% of the Company's common stock. In connection with the Company's agreements with Real, On2 will license its proprietary VP4 compression technology for use in Real's proprietary media delivery products and services. The Company's agreements with Real have a term of 4 years and contemplate payments to On2 for the license and other services to be provided by the Company. Management believes that the contract with Real is of significant benefit to the Company. Real was not a related party prior to entering into this transaction with it, and the arrangement with it was negotiated at arms' length.

     For the year ended December 31, 2000, the Company purchased $377,500 of Internet advertising services from iBalls LLC, an interactive media buying and marketing services company, of which Stephen D. Klein, a director, is chairman. These services were used to purchase advertising space on the Company's behalf on third party Internet publishers' websites. The advertising was to promote the Company's content network, which ceased operations in the first quarter of 2000. Like its other advertising suppliers, the Company based its advertising on short-term purchase contracts and do not have any long-term arrangements with iBalls. In addition, the amount spent for advertising from iBalls was consistent with the amount spent by the Company for other advertising suppliers and was for a proportionately similar amount of advertising.

         In June of 2000, the Company issued 1,644,304 shares of Series C Preferred Stock and warrants to purchase 411,076 shares of its common stock to Travelers. In addition, on January 19, 2001, the Company and Travelers entered into a Deferred Pricing Agreement whereby as of December 31, 2001, the Company
(A) canceled the Series C Preferred Stock and in its place issued 1,849,057 shares of Series C-IV Preferred Stock, par value $0.01 per share, and 4,099,678 shares of Series C-V Preferred Stock, par value $0.01 per share, and (B) canceled the Series C warrants and in their place issued 462,264 warrants with an exercise price of $2.65 and 1,024,920 warrants with an exercise price of $1.14. Jack L. Rivkin, a director, was an officer of an affiliate of Travelers until December 31, 2001 and Travelers is a beneficial owner of more than 10% of the Company's Common Stock.

     A former member of the Company's Board of Directors owns all of the securities of Verus Capital Corporation ("Verus"), a diversified investment group that is also a shareholder of the Company. On June 15, 1999, the Company entered into a two-year consulting contract with Verus whereby the Company agreed to pay Verus $12,500 per month in exchange for management and consulting services. The Company paid to Verus $150,000 and $75,000 in consulting fees for the years ended December 31, 2000 and 1999, respectively.

                    Report of Independent Public Accountants

To On2 Technologies, Inc:

     We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of On2 Technologies, Inc., included in this Form 10-KSB and have issued our report thereon, dated February 21, 2002. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the Index to the Consolidated Financial Statements is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth in relation to the basic financial statements taken as a whole.

                                                        /s/ Arthur Andersen LLP


New York, New York
February 21, 2002

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
                         ALLOWANCE FOR DOUBTFUL ACCOUNTS


                                BALANCE AT        ADDITIONS CHARGED TO
                            BEGINNING OF PERIOD         EXPENSE                                      BALANCE AT
       YEAR ENDED,                                                            DEDUCTIONS            END OF PERIOD

December 31, 2000              $             --     $         25,000        $             --       $         25,000
December 31, 2001              $         25,000     $        125,396        $         14,733       $        135,663