Form 10QSB
period 2002-03-31
ON2 TECHNOLOGIES INC
filed 2002-05-14
CIK 1045280

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                  For the quarterly period ended March 31, 2002.

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
                                  For the transition period from ____ to ____.

Commission file number 1-15117.

                             On2 TECHNOLOGIES, INC.
    -------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                       84-1280679
------------------------------------      --------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

145 Hudson Street, New York, NY                                            10013
------------------------------------      --------------------------------------
(Address of principal executive offices)                              (Zip Code)

                                 (917) 237-0500
    -------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

    -------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

The number of shares of the Registrant's Common Stock, par value $0.01 ("Common Stock"), outstanding as of May 10, 2002 was 50,798,896.

Transitional Small Business Disclosure Format (Check one):  / / Yes       /X/ No

                                TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

                                                                                                              Page
                                                                                                              ----
Item 1.  Consolidated Financial Statements.

Condensed Consolidated Balance Sheets at March 31, 2002 (unaudited) and December 31, 2001......................  4
Unaudited Condensed Consolidated Statements of Operations,
  Three Months Ended March 31, 2002 and 2001...................................................................  5
Unaudited Condensed Consolidated Statements of Cash Flows
  Three Months Ended March 31, 2002 and 2001...................................................................  6
Notes to Unaudited Condensed Consolidated Financial Statements.................................................  8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations................. 15

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings..................................................................................... 22

Item 2.  Changes in Securities................................................................................. 22

Item 4.  Submission of Matters to a Vote of Security Holders................................................... 22

Item 6.  Exhibits and Reports on Form 8-K...................................................................... 22

Signatures..................................................................................................... 23

                         PART I -- FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                             ON2 TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                      March 31,         December 31,
                                                                                        2002               2001
                                                                                   ---------------    ---------------
                                                                                     (unaudited)
                                    ASSETS

Current assets:
  Cash and cash equivalents ....................................................   $       174,117    $       215,726
  Accounts receivable ..........................................................           933,050            678,920
  Prepaid and other current assets .............................................           287,952            222,950
                                                                                   ---------------    ---------------
     Total current assets ......................................................         1,395,119          1,117,596

Property and equipment, net ....................................................         1,203,050          1,406,143
Purchased technology and other intangible assets, net ..........................           964,012          1,120,843
Other assets ...................................................................           273,411            282,080
                                                                                   ---------------    ---------------
     Total assets ..............................................................   $     3,835,592    $     3,926,662
                                                                                   ===============    ===============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses ........................................   $       799,664    $       987,977
  Deferred revenue .............................................................            30,107             35,047
  Current portion of capital lease obligations .................................             3,303                 --
                                                                                   ---------------    ---------------
     Total current liabilities .................................................           833,074          1,023,024

Long term portion of capital lease obligations .................................             8,227                 --
Convertible debentures .........................................................                --          2,000,000

Commitments and contingencies

Stockholders' equity:
  Preferred stock ..............................................................           114,590            129,286
  Common stock .................................................................           490,610            385,650
  Additional paid-in capital ...................................................       102,944,166         99,548,997
  Accumulated other comprehensive loss .........................................           (11,260)           (10,068)
  Accumulated deficit ..........................................................      (100,543,815)       (99,150,227)
                                                                                   ---------------    ---------------
   Total stockholders' equity ..................................................         2,994,291            903,638
                                                                                   ---------------    ---------------
   Total liabilities and stockholders' equity ..................................   $     3,835,592    $     3,926,662
                                                                                   ===============    ===============

      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             ON2 TECHNOLOGIES, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                      Three Months Ended March 31,
                                                                                   ----------------------------------
                                                                                         2002                2001
                                                                                   ---------------    ---------------
Revenues........................................................................   $     1,202,000    $       705,643

Operating expenses:
     Cost of revenues   ........................................................           471,730            759,292
     Research and development...................................................           691,068          1,199,946
     Sales and marketing........................................................           370,607            767,824
     General and administrative (1).............................................         1,038,265          1,821,690
     Restructuring charges......................................................                --            293,200
     Non-cash stock-based compensation..........................................                --             50,000
                                                                                   ---------------    ---------------

Total operating expenses........................................................         2,571,670          4,891,952
                                                                                   ---------------    ---------------

Loss from operations............................................................        (1,369,670)        (4,186,309)

Interest and other expense, net.................................................           (10,767)          (269,845)
                                                                                   ---------------    ---------------

Loss before provision for income taxes..........................................        (1,380,437)        (4,456,154)

Provision for income taxes......................................................            13,151             11,326
                                                                                   ---------------    ---------------

Net loss........................................................................        (1,393,588)        (4,467,480)

Non-cash convertible preferred stock dividend...................................                --            958,497
                                                                                   ---------------    ---------------

Net loss attributable to common stockholders....................................   $    (1,393,588)   $    (5,425,977)
                                                                                   ===============    ===============

Basic and diluted net loss per common share.....................................   $         (0.03)   $         (0.19)
                                                                                   ===============    ===============

Weighted average basic and diluted common
   shares outstanding............................................................       42,834,868         29,016,304
                                                                                   ===============    ===============

----------
(1) Excluding $50,000 of non-cash stock-based compensation for the three months ended March 31, 2001.

      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             ON2 TECHNOLOGIES, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Three Months Ended March 31,
                                                                                   ----------------------------------
                                                                                         2002                2001
                                                                                   ---------------    ---------------
Cash flows from operating activities:

  Net loss......................................................................   $    (1,393,588)   $    (4,467,480)
    Adjustments to reconcile net loss to net cash used in operating activities:
     Non-cash stock based compensation..........................................                --             50,000
     Depreciation and amortization..............................................           402,433            848,005
     Amortization of debt discount..............................................                --            293,577
     Deferred compensation......................................................                --             26,742
     Restructuring charges......................................................                --            293,200
     Charge related to conversion of debentures.................................            23,996                 --
    Changes in operating assets and liabilities, net of effect of acquisitions:
     Accounts receivable, net...................................................          (254,130)          (478,159)
     Prepaid and other current assets...........................................           (65,002)           273,180
     Other assets...............................................................             7,375             33,660
     Accounts payable and accrued expenses......................................          (188,313)          (884,044)
     Deferred revenue...........................................................            (4,940)            53,127
                                                                                   ---------------    ---------------

Net cash used in operating activities...........................................        (1,472,169)        (3,958,192)
                                                                                   ---------------    ---------------
Cash flows from investing activities:

  Purchases of property and equipment...........................................           (26,272)           (46,467)
  Proceeds from the sale of fixed assets........................................                --             25,000
  Cash paid for acquisitions, net of cash acquired..............................                --            (42,131)
                                                                                   ---------------    ---------------

Net cash used in investing activities...........................................           (26,272)           (63,598)
                                                                                   ---------------    ---------------
Cash flows from financing activities:

  Principal payments on capital lease obligations...............................              (250)           (13,263)
  Principal payments on notes payable...........................................                --            189,056)
  Proceeds from the sale of common stock........................................         1,458,274          1,533,500
  Proceeds from the issuance of convertible debentures..........................                --          1,375,000
  Proceeds from exercise of common stock options and warrants...................                --              6,000
                                                                                   ---------------    ---------------

Net cash provided by financing activities.......................................         1,458,024          2,712,181
                                                                                   ---------------    ---------------
Net change in cash and cash equivalents.........................................           (40,417)        (1,309,609)

Effect of exchange rate changes on cash and cash equivalents....................            (1,192)            (6,547)

Cash and cash equivalents, beginning of period..................................           215,726          1,561,495
                                                                                   ---------------    ---------------

Cash and cash equivalents, end of period........................................   $       174,117    $       245,339
                                                                                   ===============    ===============

                             ON2 TECHNOLOGIES, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES:

                                                                                      Three Months Ended March 31,
                                                                                   ----------------------------------
                                                                                        2002                2001
                                                                                   ---------------    ---------------
Cash paid during the period for:
   Interest ....................................................................   $           175    $           585
                                                                                   ===============    ===============
   Taxes .......................................................................   $        13,151    $         4,000
                                                                                   ===============    ===============
Acquisition of fixed assets under capital leases ...............................   $        11,780    $            --
                                                                                   ===============    ===============
Conversion of debentures into shares of common stock ...........................   $     2,000,000    $            --
                                                                                   ===============    ===============
Conversion of preferred stock into shares of common stock ......................   $        14,696    $            --
                                                                                   ===============    ===============

      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             ON2 TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

     The Company's business is characterized by rapid technological change, new product development and evolving industry standards. Inherent in the Company's business model are various risks and uncertainties, including its limited operating history, unproven business model and the limited history of the industry in which it operates. The Company's success may depend, in part, upon the wide adoption of video delivery mediums, prospective product and service development efforts, and the acceptance of the Company's technology solutions by the marketplace.

(b) Basis of Presentation

     The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries from their respective dates of acquisition. All significant intercompany balances and transactions have been eliminated in consolidation.

     The interim condensed consolidated financial statements are unaudited. However, in the opinion of management, the interim data include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the consolidated results for the interim periods. The condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures included herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company's Form 10-KSB Report filed with the SEC on March 15, 2002.

(c) Revenue Recognition

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

(d) Impairment of Long-Lived Assets

     The Company evaluates its long-lived assets in accordance with SFAS No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF" ("SFAS No. 121"). Long-lived assets that are not identified with an impaired asset are reviewed for impairment whenever events or changes in circumstances indicate that the net carrying value of the asset may not be recoverable. In such circumstances, the net carrying value of the asset is compared to the undiscounted future cash flows of the business segment to which that asset is attributable. As the Company operates under one business segment, the net carrying value of all long-lived assets are compared to the Company's consolidated undiscounted future cash flows. Impairment losses are measured by the amount in which the net carrying value of the assets exceed the fair value. In October 2001, the FASB issued SFAS No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS," ("SFAS No. 144") which supersedes SFAS No. 121. SFAS No. 144 addresses the financial accounting and reporting of all long-lived assets, except goodwill, that are either held and used or disposed of through sale or other means. The adoption of SFAS 144 did not have a significant impact on the Company's operating results or its financial position.

(e) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

     In July 2001, the FASB issued SFAS 142, "GOODWILL AND OTHER INTANGIBLES" ("SFAS No. 142"). SFAS No. 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets with indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires that the useful lives of intangible assets acquired on or before June 30, 2001 be reassessed and the remaining amortization periods adjusted accordingly. Previously recognized intangible assets deemed to have indefinite lives shall be tested for impairment. Goodwill recognized on or before June 30, 2001, shall be assigned to one or more reporting units and shall be tested for impairment as of the beginning of the fiscal year in which SFAS No. 142 is initially applied in its entirety. As of March 31, 2002, the Company had no recorded goodwill or indefinite lived intangibles. As of March 31, 2002, the Company's intangible assets consisted primarily of purchased technology, which the Company will continue to amortize over its remaining useful life through September 2003. However, the Company will continually evaluate its purchased technology upon significant changes in certain circumstances that may result in an impairment of the net carrying value. Therefore, the Company believes that the adoption of SFAS 142 will not have a significant impact on its results of operations or financial position.

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

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144"). SFAS 144 is effective October 1, 2002, but may be early adopted. SFAS No. 144 addresses accounting and reporting of all long-lived assets, except goodwill, that are either held and used or disposed of through sale or other means. The adoption of SFAS 144 did not have a material impact on the Company's operating results or financial position.

(f) Reclassifications

     Certain reclassifications have been made to the prior year's condensed consolidated financial statements to conform to the current year's presentation.

(2) SEGMENT REPORTING AND CONCENTRATION OF CREDIT RISK

     The Company operates in one business segment, the sale of video compression software and related services, for which it receives revenues from its customers. The Company's Chief Operating Decision Maker is the Company's Chief Executive Officer ("CEO"), who receives consolidated financial information for purposes of evaluating the Company's operational and financial performance. The CEO does not receive discrete financial information regarding the operating results of the Company's individual products and services, nor does he receive discrete financial information based upon geographical area.

     Our customers typically represent large digital communication and media companies, entertainment companies, telecommunication companies and other global corporations that operate within the digital media industry. For the three months ended March 31, 2002, two customers accounted for 43% and 30%, of the Company's total revenues. For the three months ended March 31, 2001, four customers accounted for 26%, 24%, 15% and 10% of the Company's total revenues. As of March 31, 2002, four customers accounted for 55%, 13%, 13% and 11% of total accounts receivable. As of December 31, 2001, three customers accounted for 42%, 31% and 21% of total accounts receivable.

     For the three months ended March 31, 2002, foreign customers accounted for approximately 67% of total revenue. For the three months ended March 31, 2001, foreign customers accounted for approximately 24% of total revenue. As of March 31, 2002, foreign customers accounted for approximately 83% of accounts receivable. As of December 31, 2001, foreign customers accounted for approximately 95% of accounts receivable. These customers are primarily located in Asia.

     Additionally, all of the Company's assets and operations have been and are currently based within in the United States, except for two research and development employees located in the United Kingdom. There was no revenue generated from the United Kingdom operations for the three months ended March 31, 2002 and 2001.

(3) PROPERTY AND EQUIPMENT

                                                                                   March 31, 2002    December 31, 2001
                                                                                   ---------------   ----------------
Furniture and fixtures............................................... ..........   $       277,997    $       277,997
Computer equipment .............................................................         2,933,417          2,895,367
Leasehold improvements .........................................................           487,348            487,348
Licensed software ..............................................................           857,388            857,388
                                                                                   ---------------    ---------------
                                                                                         4,556,150          4,518,100

Less accumulated depreciation and amortization .................................         3,353,100          3,111,957
                                                                                   ---------------    ---------------
   Total............................................................ ...........   $     1,203,050    $     1,406,143
                                                                                   ===============    ===============

     As of March 31, 2002, property and equipment included assets under capital leases of $102,501 with related accumulated depreciation of $68,429. As of December 31, 2001, property and equipment included assets under capital leases of $90,721 with related accumulated depreciation of $61,139. Depreciation expense for the three months ended March 31, 2002 and 2001 was $241,143 and $370,961, respectively.

(4) PURCHASED TECHNOLOGY AND OTHER INTANGIBLE ASSETS

                                                                                      March 31,         December 31,
                                                                                        2002               2001
                                                                                   ---------------    ---------------
Purchased technology ...........................................................   $     2,509,287    $     2,509,287
Other intangible assets ........................................................            30,000             30,000
                                                                                   ---------------    ---------------
                                                                                         2,539,287          2,539,287

Less accumulated amortization ..................................................         1,575,275          1,418,444
                                                                                   ---------------    ---------------

   Total .......................................................................   $       964,012    $     1,120,843
                                                                                   ===============    ===============

     As of March 31, 2002 and December 31, 2001, other intangibles consisted of a content library. Amortization expense for the three months ended March 31, 2002 was $156,831 and related to purchased technology. Amortization expense for the three months ended March 31, 2001 was $477,044 and consisted of $156,831 related to purchased technology, $310,397 related to goodwill and $9,816 related to other intangible assets. As of December 31, 2001, the Company had written off all remaining goodwill. The amortization of purchased technology is included in cost of revenues for the three months ended March 31, 2002 and 2001. The remaining amortization expense for the three months ended March 31, 2001 is included in general and administrative expenses.

(5) CONVERTIBLE DEBENTURES

     On March 27, 2002, the holder of the $2,000,000 aggregate principal amount of the Company's Series A Convertible Debentures (the "Debentures") elected to convert its principal into the underlying 4,444,444 shares of the Company's common stock. The conversion ratio and the number of underlying shares of common stock were determined upon execution of the original agreement in January 2001. In connection with the conversion, the Company issued to the holder of the Debentures a warrant to purchase 200,000 shares of common stock at an exercise price of $0.43 per share. The warrant was immediately exercisable and expires on March 26, 2007. The estimated fair value of the warrant was $68,440 based upon the Black Scholes pricing model. The fair value of the underlying shares of common stock was $1,955,556 on the date of conversion. The Company recorded a charge of $23,996 for the three months ended March 31, 2002, which represented the difference between the value of the underlying shares of common stock and the warrant issued and the original net proceeds of $2,000,000.

(6) STOCKHOLDERS' EQUITY

(a) Preferred Stock

     On January 4, 2002, the holder of 377,358 shares of Series C-II Preferred Stock elected to convert the shares into 526,316 shares of underlying common stock. The original conversion ratio was $2.65 per share, but was adjusted to $1.90 per share as a result of certain anti-dilution provisions in the original investment agreement.

     On January 16, 2002, the holder of 169,811 shares of Series C-II Preferred Stock and 922,428 shares of Series C-III Preferred Stock elected to convert the shares into 236,842 and 1,176,199 shares of underlying common stock, respectively. The original conversion ratio for the Series C-II Preferred Stock was $2.65 per share, but was adjusted to $1.90 per share. The original conversion ratio for the Series C-III Preferred Stock was $1.244 per share, but was adjusted to $0.9756 per share. The adjustments were the result of certain anti-dilution provisions in the original investment agreement.

(b) Common Stock

Equity-Line of Credit

     In December 2000, the Company entered into a common stock purchase agreement ("Initial Stock Purchase Agreement") with Crossover Ventures, Inc. ("Crossover") for the sale, from time to time, of the Company's Common Stock. Pursuant to the Initial Stock Purchase Agreement, Crossover has committed to purchase up to $23,000,000 of Common Stock over a 36-month period. Crossover may be required to invest an additional $17,000,000 upon the attainment of certain trading volumes and weighted average market prices in the Company's Common Stock. However, the Company's ability to procure funds through the Initial Stock Purchase Agreement may be limited or prohibited based on certain trading volumes and weighted average market prices in the Company's Common Stock.

     Under the Initial Stock Purchase Agreement, shares of Common Stock are periodically sold to Crossover at a discount from market value ranging from 6%-10%, depending on the closing price of the Company's Common Stock. The amount of Common Stock sold is at the sole discretion of the Company and at no time throughout the term of the Stock Purchase Agreement is the Company obligated to sell its Common Stock, unless the Company issues a drawdown notice. The Company issued warrants to purchase 50,000 shares of the Company's Common Stock and incurred $25,000 of transaction costs in connection with the Stock Purchase Agreement.

     On May 22, 2001, the Company's shareholders approved the sale, at the sole discretion of the Company, of up to 15,500,000 shares of Common Stock in connection with the Initial Stock Purchase Agreement. As of March 31, 2002, the Company had sold 12,558,238 shares of Common Stock for net proceeds of approximately $5,648,914 under the Initial Stock Purchase Agreement.

     In November 2001, the Company entered into a second common stock purchase agreement ("Second Stock Purchase Agreement") with Crossover, for sale, from time to time, of the Company's Common Stock. Under the Second Stock Purchase Agreement, Crossover has committed to purchase an additional $23,000,000 million over a 36-month period, with an additional commitment for $17,000,000 million upon the attainment of certain price and volume thresholds. Under the Second Stock Purchase Agreement, providing that the volume weighted average stock price for the 30-day period preceding a draw-down notice is at least $0.30, the Company may request (a) a minimum amount of $300,000 or (b) a maximum amount equal to the greater of $500,000 or $300,000 plus 4.5% of the volume weighted average stock price for the preceding 30-day period multiplied by the total trading volume for the preceding 3-month period. If the volume weighted average stock price is below $0.30 and greater than $0.10, the minimum draw down amount is pro-ratably reduced from $300,000 to $100,000. The Company has registered the shares to be issued under the Second Stock Purchase Agreement.

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

     On April 30, 2002, the Company's stockholder's approved the sale of up to an additional 9,000,000 shares of common stock to Crossover. The Company can sell up to an aggregate of 24,500,000 shares of Common Stock under both common stock purchase agreements.

(7) SUBSEQUENT EVENTS

     On April 26, 2002, the Company entered into a settlement agreement with Ecoin Co. Ltd. in connection with the litigation previously disclosed in our Annual Report on Form 10-KSB for the fiscal year ending December 31, 2001. Pursuant to this settlement agreement, Ecoin agreed to pay a total of $225,000 to the Company in exchange for a mutual release of all past claims between the parties. The settlement is payable to the Company as follows: $100,000 received on May 10, 2002; $50,000 on or before November 1, 2002 and $75,000 on or before May 1, 2003.

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

     In view of the rapidly evolving nature of our business and our limited operating history, we have limited experience forecasting our revenues and operating costs. Therefore, we believe that period-to-period comparisons of financial results are not necessarily meaningful and should not be relied upon as an indication of our future performance. To date, we have incurred substantial costs to create technology products and services. As of March 31, 2002, we had an accumulated deficit of $100.5 million. We will continue to incur costs to develop, introduce and enhance products and services, build brand awareness and grow our business. We may also incur significant additional costs related to technology, marketing or acquisitions of businesses and technologies to respond to changes in this rapidly developing industry. These costs may not correspond with any meaningful increases in revenues in the near term, if at all. As such, these costs may result in negative operating cash flows until such time as we generate sufficient revenues to offset such costs.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     This discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements that have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The preparation of our condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates. The condensed consolidated financial statements and the related notes thereto should be read in conjunction with the following discussion of our critical accounting policies and our Form 10-KSB filed with the SEC on March 15, 2002. Our critical accounting policies and estimates are:

          -    Revenue recognition
          - Valuation of goodwill, intangible assets and other long-lived assets

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

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS" ("SFAS No. 142"). SFAS 142 requires goodwill and other intangible assets to be tested for impairment at least annually, and written off when impaired, rather than being amortized as previously required. As of March 31, 2002, we had no recorded goodwill. As of March 31, 2002, our intangible assets consisted primarily of purchased technology, which we will continue to amortize over its remaining useful life. The purchased technology will be fully amortized as of September 2003. Therefore, we believe that the adoption of SFAS 142 will not have a significant impact on our results of operations or financial position.

RESULTS OF OPERATIONS

     REVENUES. Revenues for the three months ended March 31, 2002 were $1,202,000 as compared to $705,643 for the three months ended March 31, 2001. Revenues for the three months ended March 31, 2002 were derived primarily from engineering and consulting services and the sale of software licenses. Revenues for the three months ended March 31, 2001 were primarily derived from encoding services and consulting and engineering services. The period-to-period increase in revenue is attributed to an improvement in our product and service offerings and the deployment of certain video-on-demand initiatives in Asia.

     OPERATING EXPENSES

     The Company's operating expenses consist of cost of revenues, research and development, sales and marketing, general and administrative expenses, restructuring charges and non-cash stock based compensation. Operating expenses for the three months ended March 31, 2002 were $2,571,670 as compared to $4,891,952 for the three months ended March 31, 2001.

     COST OF REVENUES. Cost of revenues includes personnel and consulting compensation costs, related overhead expenses, bandwidth costs, fees paid for licensed technology, depreciation costs and the amortization of purchased technology. Cost of revenues was $471,730 for the three months ended March 31, 2002 as compared to $759,292 for the three months ended March 31, 2001. The period-to-period decrease in absolute dollars is attributed to approximately $167,000 of costs incurred in the first quarter of 2001 in connection with the fulfillment of certain content distribution obligations and a reduction of bandwidth expenses of approximately $100,000.

     RESEARCH AND DEVELOPMENT. Research and development expenses primarily consist of salaries and related expenses and consulting fees associated with the development and production of our products and services, operating lease costs and depreciation costs. Research and development expenses for the three months ended March 31, 2002 were $691,068 as compared to $1,199,946 for the three months ended March 31, 2001. The period-to-period decrease in absolute dollars is primarily attributed to a reduction in compensation and benefits costs due to a reduction in headcount. We believe that continued investments in research and development are necessary to maintain our competitive advantage and we will continue to invest in such costs as considered necessary.

     SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries and related costs of sales, business development and marketing personnel, tradeshow costs, marketing and promotional costs incurred to create brand awareness and public relations expenses. Sales and marketing expenses for the three months ended March 31, 2002 were $370,607 as compared to $767,824 for the three months ended March 31, 2001. The period-to-period decrease in absolute dollars is primarily attributed to a reduction in compensation and benefits costs due to a reduction in headcount and a decrease in advertising and marketing costs. We intend to continue to recruit and hire experienced personnel, as necessary, to sell and market our products and services.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and related personnel costs for general corporate functions including finance, human resources, legal and facilities, outside legal and professional fees and insurance. General and administrative costs for the three months ended March 31, 2002 were $1,038,265 as compared to $1,821,690 for the three months ended March 31, 2001. The period-to-period decrease in absolute dollars is attributable to decreased personnel, a decrease amortization of goodwill and certain intangible assets due to impairment and a general decrease in unallocated operating overhead attributable to an entity-wide decrease in personnel. We do not anticipate significant fluctuations in general and administrative expenses in the foreseeable future.

     RESTRUCTURING CHARGES. We did not incur restructuring charges for the three months ended March 31, 2002. In 2001, we completed additional restructuring initiatives that were related to the plan established by the Board of Directors in December 2000. Although identified as of December 31, 2000, our obligations could not be measured at that time. As a result, we recorded a non-cash restructuring charge of $293,200 for the three months ended March 31, 2001. The non-cash restructuring charge was comprised of the following: (1) $210,000 related to the termination of an employment contract which was satisfied through the issuance of 150,000 shares of Common Stock in February 2001 and (2) $83,200 related to the termination of a commercial lease obligation in San Francisco which was satisfied through the issuance of 80,000 shares of Common Stock in March 2001.

     NON-CASH STOCK BASED COMPENSATION. We did not have non-cash stock based compensation for the three months ended March 31, 2002. Non-cash stock based compensation was $50,000 for three months ended March 31, 2001 and represented shares of common stock issued to our Non-Executive Chairman in lieu of cash compensation

     INTEREST AND OTHER EXPENSE, NET. Interest and other expense, net was $10,767 for the three months ended March 31, 2002 as compared to $269,845 for the three months ended March 31, 2001. Interest and other expense, net primarily consists interest earned on our rental security deposits and money market accounts, interest paid for capital lease obligations and the amortization of debt discounts. For the three months ended March 31, 2002, interest and other expense, net includes a charge of $23,996 related to the conversion of our Series A Convertible Debentures into common stock. The period-to-period decrease is attributable to $293,578 of amortization of a debt discount for the three months ended March 31, 2001 related to our convertible debenture financing.

     At March 31, 2002, we had approximately 50 full-time employees. We expect to hire employees as necessary in order to attain our strategic objectives.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2002, we had cash reserves of $174,117 as compared to $215,726 at December 31, 2001. At April 30, 2002, we had cash reserves of approximately $250,000.

     Net cash used in operating activities was $1,472,169 and $3,958,192 for the three months ended March 31, 2002 and 2001, respectively. The decrease in net cash used in operating activities is primarily attributable to a decrease in our net operating losses, excluding depreciation and amortization, non-cash stock based charges, restructuring charges and the amortization of debt discounts, and a smaller decrease in accounts payable and accrued expenses.

     Net cash used in investing activities was $26,272 and $63,598 for the three months ended March 31, 2002 and 2001, respectively. The period-to-period decrease is primarily attributable to decreases in the purchases of property and equipment and cash paid for acquisitions, net of cash acquired.

     Net cash provided by financing activities was $1,458,024 and $2,712,181 for the three months ended March 31, 2002 and 2001, respectively. The period-to-period difference is primarily attributable $1,375,000 of net proceeds received from the issuance of convertible debentures in the first quarter of 2001 offset by principal payments on notes payable.

     We currently have no material commitments for the next 12 months other than those under our operating lease arrangements. These arrangements consist primarily of lease arrangements for our office space in New York City, New York and Albany, New York. The aggregate required payments for the next 12 months under these arrangements are $392,000. Notwithstanding the above, our most significant non-contractual operating costs for the next 12 months are compensation and benefit costs, insurance costs and general overhead costs such as telephone and utilities. During the next 12 months, we anticipate incurring approximately $650,000 to $700,000 per month in cash operating costs.

     Based on our current working capital requirements, we will require additional funding during the next 12 months to finance our current level of operations. Additionally, we may require additional financing to fund revenue growth, develop new technologies or acquire strategic assets. Our management is actively pursuing increases to our net cash flows through increases in revenues and additional sources of financing beyond our equity lines of credit. Management believes that a combination of increases to operating cash flow, primarily through revenue growth, and funds received from our equity lines of credit or additional financing will generate sufficient cash flow to fund our operations for the next 12 months. However, there are no assurances that such matters will be successfully consummated.

     We currently have two equity lines of credit. In December 2000, we entered into a common stock purchase agreement with Crossover Ventures, Inc., for the sale, from time to time, of our Common Stock.

Pursuant to the common stock purchase agreement, Crossover Ventures has committed to purchase up to $23,000,000 of our Common Stock over a 36-month period. Crossover Ventures is also required to invest an additional $17,000,000 upon the attainment of certain trading volumes and weighted average market prices in our Common Stock. However, our ability to procure funds through the common stock purchase agreement is limited depending on the trading volumes and the weighted average market prices of our Common Stock. Our stockholders have approved the sale of up to 15,500,000 shares of our common stock under the this stock purchase agreement. As of May 10, 2002, we had sold 14,364,712 shares of common stock under the December 2000 common stock purchase agreement and we may sell an additional 1,135,288 shares under that agreement.

     As a result of the price and volume limitations contained in the December 2000 stock purchase agreement, in November 2001 we entered into a second common stock purchase agreement with Crossover Ventures, for sale, from time to time, of our Common Stock. Under the November 2001 stock purchase agreement, Crossover Ventures has committed to purchase an additional $23,000,000 over a 36-month period, with an additional commitment for $17,000,000 upon the attainment of certain price and volume thresholds. Under the November 2001 stock purchase agreement, as long as the volume weighted average price of our stock for the 30-day period preceding a draw-down notice is at least $0.30, we may request, and Crossover Ventures is obligated to fund, an amount between (a) a minimum of $300,000 or (b) a maximum equal to the greater of $500,000 or $300,000 plus 4.5% of the volume weighted average stock price for the preceding 30-day period multiplied by the total trading volume for the preceding three-month period. If the volume weighted average price of our stock is below $0.30 and greater than $0.10, the minimum amount that we may request and, if requested, that the Investor must provide is ratably reduced from $300,000 to $100,000. We have registered the shares issued under this common stock purchase agreement with the Securities and Exchange Commission. Additionally, on April 30, 2002, our stockholders approved the sale of up to 9,000,000 shares to Crossover Ventures under this common stock purchase agreement.

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

     In July 2001, the FASB issued SFAS 142, "GOODWILL AND OTHER INTANGIBLES" ("SFAS No. 142"). SFAS No. 142 specifies financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets with indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires that the useful lives of intangible assets acquired on or before June 30, 2001 be reassessed and that the remaining amortization periods be adjusted accordingly. SFAS No. 142 also requires that previously recognized intangible assets deemed to have indefinite lives are to be tested for impairment. Goodwill recognized on or before June 30, 2001, is to be assigned to one or more reporting units and is to be tested for impairment as of the beginning of the fiscal year in which SFAS No. 142 is initially applied in its entirety. As of March 31, 2002, we had no recorded goodwill or indefinite lived intangibles. As of March 31, 2002, our intangible assets consisted primarily of purchased technology, which we will continue to amortize over its remaining useful life through September 2003. However, we will continually evaluate our purchased technology upon significant changes in certain circumstances that may result in an impairment of the net carrying value. Therefore, we believe that the adoption of SFAS 142 will not have a significant impact on our results of operations or financial position.

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

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 26, 2002, the Company entered into a settlement agreement with Ecoin Co. Ltd. in connection with the litigation previously disclosed in our Annual Report on Form 10-KSB for the fiscal year ending December 31, 2001. Pursuant to this settlement agreement, Ecoin agreed to pay a total of $225,000 to the Company in exchange for a mutual release of all past claims between the parties. The settlement is payable to the Company as follows: $100,000 received on May 10, 2002; $50,000 on or before November 1, 2002 and $75,000 on or before May 1, 2003.

ITEM 2. CHANGES IN SECURITIES

     Notes 5 and 6 to the interim consolidated financial statements in Part I of this Form are hereby incorporated by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

         Exhibit Number             Description
         --------------             -----------

(b)  Reports on Form 8-K

     Form 8-K, Item 4:     Termination of Arthur Andersen LLP as our independent
                           public accountants and appointment of Richard A.
                           Eisner & Company as our new independent public accountants.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         On2 Technologies, Inc.
                           -----------------------------------------------------
                                                (Registrant)

May 14, 2002               /s/ Mark J. Meagher
---------------------      -----------------------------------------------------
(Date)                                           (Signature)
                           Mark J. Meagher
                           Executive Vice President and Chief Financial Officer
                                         (Principal Financial Officer)

May 14, 2002               /s/ Christopher J. Acquaviva
---------------------      -----------------------------------------------------
(Date)                                            (Signature)
                           Christopher J. Acquaviva
                           Vice President and Controller
                                         (Principal Accounting Officer)