Form 10QSB
period 2002-06-30
ON2 TECHNOLOGIES INC
filed 2002-08-14
CIK 1045280

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                   For the quarterly period ended June 30, 2002.

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

The number of shares of the Registrant's Common Stock, par value $0.01 ("Common Stock"), outstanding as of August 13, 2002 was 55,802,118.

Transitional Small Business Disclosure Format (Check one):  / / Yes /X/ No

                                TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION
                                                                                                 PAGE
                                                                                                 ----
Item 1.  Consolidated Financial Statements.

Condensed Consolidated Balance Sheets at June 30, 2002 (unaudited) and December 31, 2001.........  4
Unaudited Condensed Consolidated Statements of Operations,
  Three and Six Months Ended June 30, 2002 and 2001..............................................  5
Unaudited Condensed Consolidated Statements of Cash Flows
  Six Months Ended June 30, 2002 and 2001........................................................  6
Notes to Unaudited Condensed Consolidated Financial Statements...................................  8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations... 15

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings....................................................................... 23

Item 2.  Changes in Securities................................................................... 23

Item 4.  Submission of Matters to a Vote of Security Holders..................................... 23

Item 6.  Exhibits and Reports on Form 8-K........................................................ 23

Signatures....................................................................................... 25

                         PART I -- FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                             ON2 TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    June 30,      December 31,
                                                                     2002             2001
                                                                 -------------   -------------
                                                                  (unaudited)
                                 ASSETS
Current assets:
  Cash and cash equivalents......................................$     320,845   $    215,726
  Accounts receivable, net of allowance for doubtful accounts....      432,414        678,920
  Prepaid expenses and other current assets......................      404,780        222,950
                                                                 -------------   ------------
     Total current assets........................................    1,158,039      1,117,596

Property and equipment, net......................................      993,167      1,406,143
Purchased technology and other intangible assets, net............      777,182      1,120,843
Other assets.....................................................      267,571        282,080
                                                                 -------------   ------------
     Total assets................................................$   3,195,959   $  3,926,662
                                                                 =============   ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable...............................................$     403,346   $    498,671
  Accrued and other liabilities..................................      891,428        489,306
  Deferred revenue...............................................        4,140         35,047
  Current portion of capital lease obligations...................        3,453             --
                                                                 -------------   ------------
     Total current liabilities...................................    1,302,367      1,023,024

Capital lease obligations, net of current portion................        7,305             --
Convertible debentures...........................................           --      2,000,000

Commitments and contingencies....................................

Stockholders' equity:
  Preferred stock................................................      114,249        129,286
  Common stock...................................................      523,648        385,650
  Additional paid-in capital.....................................  104,081,334     99,548,997
  Accumulated other comprehensive loss...........................      (11,657)       (10,068)
  Accumulated deficit............................................ (102,821,287)   (99,150,227)
                                                                 -------------   ------------
     Total stockholders' equity..................................    1,886,287        903,638
                                                                 -------------   ------------
     Total liabilities and stockholders' equity..................$   3,195,959   $  3,926,662
                                                                 =============   ============

      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             ON2 TECHNOLOGIES, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                               Three Months Ended            Six Months Ended
                                                    June 30,                      June 30,
                                            -------------------------  --------------------------
                                                 2002        2001          2002            2001
                                            ------------  -----------  ------------  ------------
Revenues....................................$    513,678  $    98,304  $  1,715,678  $    803,947

Operating expenses:
     Cost of revenues.......................     736,441      532,514     1,208,171     1,291,804
     Research and development...............     700,528    1,118,065     1,391,596     2,318,011
     Sales and marketing....................     368,937      743,465       739,544     1,511,292
     General and administrative(1)..........     951,372    1,512,274     1,989,637     3,333,961
     Impairment charges.....................      30,000      450,000        30,000       450,000
     Restructuring charges..................          --           --            --       293,200
     Non-cash stock-based compensation......          --       50,000            --       100,000
                                            ------------  -----------  ------------  ------------

Total operating expenses....................   2,787,278    4,406,318     5,358,948     9,298,268
                                            ------------  -----------  ------------  ------------
Loss from operations........................  (2,273,600)  (4,308,014)   (3,643,270)   (8,494,321)

Interest and other
  income (expense), net.....................       1,191     (808,255)       (9,576)   (1,078,099)
                                            ------------  -----------  ------------  ------------

Loss before provision for income taxes......  (2,272,409)  (5,116,269)   (3,652,846)   (9,572,420)

Provision for income taxes..................       5,063       19,524        18,214        30,850
                                            ------------  -----------  ------------  ------------

Net loss....................................  (2,277,472)  (5,135,793)   (3,671,060)   (9,603,270)

Non-cash convertible preferred stock
  dividend..................................         --       570,411            --     1,528,938
                                            ------------  -----------  ------------  ------------

Net loss attributable to common
  stockholders..............................$ (2,277,472) $(5,706,204) $ (3,671,060) $(11,132,208)
                                            ============  ===========  ============  ============

Basic and diluted net loss per common
  share.....................................$      (0.04) $     (0.18) $      (0.08) $      (0.37)
                                            ============  ===========  ============  ============

Weighted average basic and diluted
  common shares outstanding.................  50,683,821   31,128,778    46,781,027    30,078,376
                                            ============  ===========  ============  ============

(1) Excluding $50,000 and $100,000 of non-cash stock-based compensation for the three and six months ended June 30, 2001, respectively.

 SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             ON2 TECHNOLOGIES, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Six Months Ended June 30,
                                                                   --------------------------------------
                                                                         2002                  2001
                                                                   -------------          ---------------
Cash flows from operating activities:

  Net loss.........................................................$  (3,671,060)         $    (9,603,270)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
     Non-cash stock based compensation.............................           --                  100,000
     Depreciation and amortization.................................      814,091                1,668,147
     Amortization of debt discount.................................           --                1,119,347
     Deferred compensation.........................................           --                   44,570
     Restructuring and impairment charges..........................       30,000                  743,200
     Allowance for doubtful accounts...............................           --                   10,000
     Charge related to conversion of debentures....................       23,996                       --
   Changes in operating assets and liabilities, net of
     effect of acquisitions:
     Accounts receivable...........................................      246,506                   66,394
     Prepaid expenses and other current assets.....................     (181,830)                 133,385
     Other assets..................................................        8,759                   33,801
     Accounts payable and accrued and other liabilities............      306,797                 (226,943)
     Deferred revenue..............................................      (30,907)                 (68,464)
                                                                   -------------          ---------------
Net cash used in operating activities..............................   (2,453,648)              (5,979,833)
                                                                   -------------          ---------------

Cash flows from investing activities:

  Purchases of property and equipment..............................      (66,760)                 (71,191)
  Proceeds from the sale of fixed assets...........................           --                   25,000
  Cash paid for acquisitions, net of cash acquired.................           --                  (42,415)
                                                                   -------------          ---------------
Net cash used in investing activities..............................      (66,760)                 (88,606)
                                                                   -------------          ---------------

Cash flows from financing activities:

  Principal payments on capital lease obligations..................       (1,022)                 (26,100)
  Principal payments on notes payable..............................           --                 (251,311)
  Proceeds from the sale of common stock...........................    2,628,138                2,843,500
  Proceeds from the issuance of convertible debentures.............           --                2,000,000
  Proceeds from exercise of common stock options and warrants......           --                    6,000
                                                                   -------------          ---------------
Net cash provided by financing activities..........................    2,627,116                4,572,089
                                                                   -------------          ---------------
Net change in cash and cash equivalents............................      106,708               (1,496,350)

Effect of exchange rate changes on cash and cash equivalents.......       (1,589)                  (3,885)

Cash and cash equivalents, beginning of period.....................      215,726                1,561,495
                                                                   -------------          ---------------
Cash and cash equivalents, end of period...........................$     320,845          $        61,260
                                                                   =============          ===============

                             ON2 TECHNOLOGIES, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES:

                                                                           Six Months Ended June 30,
                                                                     ------------------------------------
                                                                           2002               2001
                                                                     ------------------------------------
Cash paid during the period for:
   Interest..........................................................   $      1,678       $   7,620
                                                                     ====================================
   Taxes.............................................................   $     18,214       $  19,524
                                                                     ====================================
 Acquisition of fixed assets under capital leases....................   $     11,780       $      --
                                                                     ====================================
 Conversion of debentures into shares of common stock................   $  2,000,000       $      --
                                                                     ====================================
 Conversion of preferred stock into shares of common stock...........   $     15,037       $      --
                                                                     ====================================

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

    The interim condensed consolidated financial statements are unaudited. However, in the opinion of management, the interim data include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the consolidated results for the interim periods. The condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures included herein are adequate to make the information presented not misleading. These condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the Company's inability to continue as a going concern. These condensed consolidated financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company's Form 10-KSB Report filed with the SEC on March 15, 2002.

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

    In July 2001, the FASB issued SFAS 142, "GOODWILL AND OTHER INTANGIBLES" ("SFAS No. 142"). SFAS No. 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets with indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires that the useful lives of intangible assets acquired on or before June 30, 2001 be reassessed and the remaining amortization periods adjusted accordingly. Previously recognized intangible assets deemed to have indefinite lives shall be tested for impairment. Goodwill recognized on or before June 30, 2001, shall be assigned to one or more reporting units and shall be tested for impairment as of the beginning of the fiscal year in which SFAS No. 142 is initially applied in its entirety. As of June 30, 2002, the Company had no recorded goodwill or indefinite lived intangibles. As of June 30, 2002, the Company's intangible assets consisted primarily of purchased technology, which the Company will continue to amortize over its remaining useful life through September 2003. However, the Company will continually evaluate its purchased technology upon significant changes in certain circumstances that may result in an impairment of the net carrying value. Therefore, the Company believes that the adoption of SFAS 142 will not have a significant impact on its results of operations or financial position.

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

    Our customers typically represent large digital communication and media companies, entertainment companies, telecommunication companies and other global corporations that operate within the digital media industry. For the three months ended June 30, 2002, three customers accounted for 49%, 28%, and 10% of the Company's total revenues. For the six months ended June 30, 2002, four customers accounted for 30%, 21%, 15% and 14% of the Company's total revenues. For the three months ended June 30, 2001, two customers accounted for 56% and 24% of the Company's total revenues. For the six months ended June 30, 2001, three customers accounted for 23%, 21% and 13% of the Company's total revenues. As of June 30, 2002, three customers accounted for 58%, 23% and 12% of total accounts receivable. As of December 31, 2001, three customers accounted for 42%, 31% and 21% of total accounts receivable.

    For the three months ended June 30, 2002, foreign customers accounted for approximately 34% of total revenue. For the six months ended June 30, 2002, foreign customers accounted for approximately 57% of total revenue. For the three months ended June 30, 2001, foreign customers accounted for approximately 56% of total revenue. For the six months ended June 30, 2001, foreign customers accounted for approximately 29% of total revenue. As of June 30, 2002, foreign customers accounted for approximately 23% of accounts receivable. As of December 31, 2001, foreign customers accounted for approximately 95% of accounts receivable. These customers are primarily located in Asia.

    Additionally, all of the Company's assets and operations have been and are currently based within in the United States, except for two research and development employees located in the United Kingdom. There was no revenue generated from the United Kingdom operations for the three and six months ended June 30, 2002 and 2001.

(3) PROPERTY AND EQUIPMENT

                                                       June 30, 2002   December 31, 2001
                                                      ------------------------------------
Furniture and fixtures................................$    277,997       $    277,997
Computer equipment....................................   2,973,620          2,895,367
Leasehold improvements................................     487,348            487,348
Licensed software.....................................     857,388            857,388
                                                      ------------------------------------

                                                         4,596,353          4,518,100

Less accumulated depreciation and amortization........   3,603,186          3,111,957
                                                      ------------------------------------

   Total..............................................$    993,167       $  1,406,143
                                                      ====================================

    As of June 30, 2002, property and equipment included assets under capital leases of $102,501 with related accumulated depreciation of $76,373. As of December 31, 2001, property and equipment included assets under capital leases of $90,721 with related accumulated depreciation of $61,139. Depreciation expense for the three and six months ended June 30, 2002 was $250,369 and $491,513, respectively. Depreciation expense for the three and six months ended June 30, 2001 was $349,968 and $720,929, respectively.

(4) PURCHASED TECHNOLOGY AND OTHER INTANGIBLE ASSETS

                                                         June 30,          December 31,
                                                           2002               2001
                                                      --------------    ------------------
Purchased technology.................................. $  2,509,287      $   2,509,287
Other intangible assets...............................           --             30,000
                                                      --------------    ------------------

                                                          2,509,287          2,539,287

Less accumulated amortization.........................    1,732,105          1,418,444
                                                      --------------    ------------------

   Total.............................................. $    777,182      $   1,120,843
                                                      ==============    ==================

    As of December 31, 2001, other intangibles consisted of a content library. The Company recorded a charge of $30,000 for the three and six months ended June 30, 2002 related to the impairment of the value of the content library, as it was determined that the library had no future value. Amortization expense for the three and six months ended June 30, 2002 was $156,831 and $313,662, respectively, and related to purchased technology. Amortization expense for the three and six months ended June 30, 2001 was $470,172 and $947,216, respectively, and related to purchased technology, goodwill and other intangible assets. As of December 31, 2001, the Company had written off all remaining goodwill. The amortization of purchased technology is included in cost of revenues for the three and six months ended June 30, 2002 and 2001. The remaining amortization expense for the three and six months ended June 30, 2001 is included in general and administrative expenses.

(5) CONVERTIBLE DEBENTURES

    On March 27, 2002, the holder of the $2,000,000 aggregate principal amount of the Company's Series A Convertible Debentures (the "Debentures") elected to convert its principal into the underlying 4,444,444 shares of the Company's common stock. The conversion ratio and the number of underlying shares of common stock were determined upon execution of the original agreement in January 2001. In connection with the conversion, the Company issued to the holder of the Debentures a warrant to purchase 200,000 shares of common stock at an exercise price of $0.43 per share. The warrant was immediately exercisable and expires on March 26, 2007. The estimated fair value of the warrant was $68,440 based upon the Black Scholes pricing model. The fair value of the underlying shares of common stock was $1,955,556 on the date of conversion. The Company recorded a charge of $23,997 for the six months ended June 30, 2002, which represented the difference between the value of the underlying shares of common stock and the warrant issued and the original net proceeds of $2,000,000.

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

    On June 3, 2002, the holder of 34,100 shares of Series B Preferred Stock elected to convert the shares into 34,100 shares of underlying common stock.

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

    As of June 30, 2002, the Company had sold 15,796,524 shares of Common Stock for net proceeds of approximately $6,808,914 under the both Stock Purchase Agreements.

(7) E-COIN SETTLEMENT

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

    In view of the rapidly evolving nature of our business and our limited operating history, we have limited experience forecasting our revenues and operating costs. Therefore, we believe that period-to-period comparisons of financial results are not necessarily meaningful and should not be relied upon as an indication of our future performance. To date, we have incurred substantial costs to create technology products and services. As of June 30, 2002, we had an accumulated deficit of $102.8 million. We will continue to incur costs to develop, introduce and enhance products and services, build brand awareness and grow our business. We may also incur significant additional costs related to technology, marketing or acquisitions of businesses and technologies to respond to changes in this rapidly developing industry. These costs may not correspond with any meaningful increases in revenues in the near term, if at all. As such, these costs may result in negative operating cash flows until such time as we generate sufficient revenues to offset such costs.

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

    In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS" ("SFAS No. 142"). SFAS 142 requires goodwill and other intangible assets to be tested for impairment at least annually, and written off when impaired, rather than being amortized as previously required. As of June 30, 2002, we had no recorded goodwill. As of June 30, 2002, our intangible assets consisted primarily of purchased technology, which we will continue to amortize over its remaining useful life. The purchased technology will be fully amortized as of September 2003. Therefore, we believe that the adoption of SFAS 142 will not have a significant impact on our results of operations or financial position.

RESULTS OF OPERATIONS

    REVENUES. Revenues for the three months ended June 30, 2002 were $513,678 as compared to $98,304 for the three months ended June 30, 2001. Revenues for the six months ended June 30, 2002 were $1,715,678 as compared to $803,947 for the six months ended June 30, 2001. Revenues for the three and six months ended June 30, 2002 were derived primarily from engineering and consulting services and the sale of software licenses. Revenues for the three and six months ended June 30, 2001 were primarily derived from encoding services and consulting and engineering services. The increase in revenues is attributed to an improvement in our product and service offerings and the development of certain video-on-demand initiatives in Asia.

    OPERATING EXPENSES

    The Company's operating expenses consist of cost of revenues, research and development, sales and marketing, general and administrative expenses, impairment and restructuring charges and non-cash stock based compensation. Operating expenses for the three months ended June 30, 2002 were $2,787,278 as compared to $4,406,318 for the three months ended June 30, 2001. Operating expenses were $5,358,948 for the six months ended June 30, 2002 as compared to $9,298,268 for the six months ended June 30, 2001.

    COST OF REVENUES. Cost of revenues includes personnel and consulting compensation costs, related overhead expenses, certain hardware costs, bandwidth costs, fees paid for licensed technology, depreciation costs and the amortization of purchased technology. Cost of revenues for the three months ended June 30, 2002 were $736,441 as compared to $532,514 for the three months ended June 30, 2001. Cost of revenues for the six months ended June 30, 2002 were $1,208,171 as compared to $1,291,804 for the six months ended June 30, 2001. The increase in expenses for the three months ended June 30, 2002 is primarily attributable to hardware purchased in connection with a specific engineering contract. The decrease in expenses for the six months ended June 30, 2002 is due to a reduction in headcount offset by the purchase of hardware.

    RESEARCH AND DEVELOPMENT. Research and development expenses primarily consist of salaries and related expenses and consulting fees associated with the development and production of our products and services, operating lease costs and depreciation costs. Research and development expenses for the three months ended June 30, 2002 were $700,528 as compared to $1,118,065 for the three months ended June 30, 2001. Research and development expenses for the six months ended June 30, 2002 were $1,391,596 as compared to $2,318,011 for the six months ended June 30, 2001. The decreases in expenses were primarily attributed to a reduction in compensation and benefits costs due to a reduction in headcount.

    SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries and related costs of sales, business development and marketing personnel, tradeshow costs, marketing and promotional costs incurred to create brand awareness and public relations expenses. Sales and marketing expenses for the three months ended June 30, 2002 were $368,937 as compared to $743,465 for the three months ended June 30, 2001. Sales and marketing expenses for the six months ended June 30, 2002 were $739,544 as compared to $1,511,292 for the six months ended June 30, 2001. The decreases were primarily attributed to a reduction in compensation and benefits costs due to a reduction in headcount and a decrease in advertising and marketing costs.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and related personnel costs for general corporate functions including finance, human resources, legal and facilities, outside legal and professional fees and insurance. General and administrative expenses for the three months ended June 30, 2002 were $951,372 as compared to $1,512,274 for the three months ended June 30, 2001. General and administrative expenses for the six months ended June 30, 2002 were $1,989,637 as compared to $3,333,961 for the six months ended June 30, 2001. The decreases were primarily attributable to decreased personnel, a decrease in the amortization of goodwill and certain intangible assets due to impairment and a general decrease in unallocated operating overhead attributable to an entity-wide decrease in personnel.

    IMPAIRMENT CHARGES. Impairment charges were $30,000 for the three and six months ended June 30, 2002 as compared to $450,000 for the three and six months ended June 30, 2001. The charges relate to the write-down of the value of a content library. We acquired the content library, consisting primarily of licensed content for distribution through DVD sales and the Internet, in April 2000. The library was originally acquired for the Company's broadband content network, which ceased operations in the second quarter of 2000. However, the Company continued to sell the licensed Quickband content, via DVD sales, through a distribution agreement acquired in connection with the library. As of December 31, 2000, we terminated all operations related to our content assets. At that time, we determined that further distribution of the Quickband content would result in recurring losses. We made the decision to sell the library and reduced the carrying value of the library to $500,000 at December 31, 2000. This amount represented the estimated fair value based upon interest in the library at that time from several potential buyers, which never materialized. We periodically reviewed the value of the library against market demand and recorded the subsequent impairment charges based upon the perceived value of the library and its content in the market. There will no additional charges related to the impairment of the content library in future periods.

    RESTRUCTURING CHARGES. We did not incur restructuring charges for the three and six months ended June 30, 2002. In 2001, we completed additional restructuring initiatives that were related to the plan established by the Board of Directors in December 2000. Although identified as of December 31, 2000, our obligations could not be measured at that time. As a result, we recorded a non-cash restructuring charge of $293,200 for the six months ended June 30, 2001. The non-cash restructuring charge was comprised of the following: (1) $210,000 related to the termination of an employment contract which was satisfied through the issuance of 150,000 shares of Common Stock in February 2001 and (2) $83,200 related to the termination of a commercial lease obligation in San Francisco which was satisfied through the issuance of 80,000 shares of Common Stock in March 2001.

    NON-CASH STOCK BASED COMPENSATION. We did not have non-cash stock based compensation for the three and six months ended June 30, 2002. Non-cash stock based compensation for the three and six months ended June 30, 2001 was $50,000 and $100,000, respectively, and represented shares of common stock issued to our Non-Executive Chairman in lieu of cash compensation

    INTEREST AND OTHER INCOME (EXPENSE), NET. Interest and other income (expense), net was $1,191 for the three months ended June 30, 2002 as compared to $(808,255) for the three months ended June 30, 2001. Interest and other income (expense), net was $(9,576) for the six months ended June 30, 2002 as compared to $(1,078,099) for the six months ended June 30, 2001. Interest and other income (expense), net primarily consists interest earned on our rental security deposits and money market accounts, interest paid for capital lease obligations and the amortization of debt discounts. For the six months ended June 30, 2002, interest and other income (expense), net includes a charge of $23,996 related to the conversion of our Series A Convertible Debentures into common stock. The decrease in expenses is primarily attributable to the amortization of a debt discount for the three and six months ended June 30, 2001 related to our convertible debenture financing.

    At June 30, 2002, we had approximately 30 full-time employees.

LIQUIDITY AND CAPITAL RESOURCES

    At June 30, 2002, we had cash reserves of $320,845 as compared to $215,726 at December 31, 2001.

    Net cash used in operating activities was $2,453,648 and $5,979,833 for the six months ended June 31, 2002 and 2001, respectively. The decrease in net cash used in operating activities was primarily attributable to a decrease in our net operating losses, excluding depreciation and amortization, non-cash stock based charges, restructuring and impairment charges and the amortization of debt discounts, a decrease in accounts receivable and an increase in accounts payable and accrued expenses. These amounts were offset by an increase in prepaid expenses and other current assets.

    Net cash used in investing activities was $66,760 and $88,606 for the six months ended June 30, 2002 and 2001, respectively. The decrease is primarily attributable to decreases in the purchases of property and equipment and cash paid for acquisitions, net of cash acquired.

    Net cash provided by financing activities was $2,627,116 and $4,572,089 for the six months ended June 30, 2002 and 2001, respectively. The decrease is primarily attributable $2,000,000 of net proceeds received from the issuance of convertible debentures in the six months ended June 30, 2001, offset by principal payments on notes payable.

    We currently have no material commitments for the next 12 months other than those under our operating lease arrangements. These arrangements consist primarily of lease arrangements for our office space in New York City, New York and Albany, New York. The aggregate required payments for the next 12 months under these arrangements are $392,000. Notwithstanding the above, our most significant non-contractual operating costs for the next 12 months are compensation and benefit costs, insurance costs and general overhead costs such as telephone and utilities. During the next 12 months, we anticipate incurring approximately $300,000 to $400,000 per month in cash operating costs.

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

    As of August 13, 2002, we had sold 17,896,258 shares of common stock under both common stock purchase agreements for net proceeds and approximately $7.1 million. We may sell an additional 6,603,742 shares under both agreements.

    As we cannot predict the price of our common stock, there can be no assurances that we will be able to request the maximum amount of funds through our equity lines, or any funds at all.

    Based on our current working capital requirements, we will require additional funding during the next 12 months to finance our current level of operations. Additionally, we may require additional financing to fund revenue growth, develop new technologies or acquire strategic assets. Our management is actively pursuing increases to our net cash flows through increases in revenues and additional sources of financing beyond our equity lines of credit. Management believes that its procurement of additional capital in the near term, primarily through means other than our equity lines of credit, is critical to our ability to continue as a going concern. At this time, we can offer no assurances that this capital will be received.

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

    In the event we cannot procure appropriate capital resources, through our equity lines, net operating cash flows or some combination of both, we may be required to reduce the development of our products and services, significantly scale back current operations until funds become available on terms acceptable to us and/or cease operations as the company is now organized.

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

    In July 2001, the FASB issued SFAS 142, "GOODWILL AND OTHER INTANGIBLES" ("SFAS No. 142"). SFAS No. 142 specifies financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets with indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires that the useful lives of intangible assets acquired on or before June 30, 2001 be reassessed and that the remaining amortization periods be adjusted accordingly. SFAS No. 142 also requires that previously recognized intangible assets deemed to have indefinite lives are to be tested for impairment. Goodwill recognized on or before June 30, 2001, is to be assigned to one or more reporting units and is to be tested for impairment as of the beginning of the fiscal year in which SFAS No. 142 is initially applied in its entirety. As of June 30, 2002, we had no recorded goodwill or indefinite lived intangibles. As of June 30, 2002, our intangible assets consisted primarily of purchased technology, which we will continue to amortize over its remaining useful life through September 2003. However, we will continually evaluate our purchased technology upon significant changes in certain circumstances that may result in an impairment of the net carrying value. Therefore, we believe that the adoption of SFAS 142 will not have a significant impact on our results of operations or financial position.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company's 2002 Annual Meeting of Stockholders was held on April 30, 2002. Represented at the Annual Meeting, either in person or by proxy, were 34,110,463 voting shares. The following actions were taken by a vote of the Company's stockholders at the Annual Meeting:

    Messrs. Doug McIntyre, Daniel Miller, Stephen Klein, William Newman, Jack Rivkin, Strauss Zelnick, Tom Weigman and Mark Meagher were elected to serve as members of the Company's Board of Directors with each receiving 34,102,922 votes in favor of election, 3,968 votes against election and with 114,199 votes abstaining. There were no votes withheld and no broker non-votes.

    The potential sale of up to 9,000,000 shares of Common Stock to Crossover Ventures, Inc. was approved; 9,178,623 votes were cast for the approval of the potential sale; 355,091 votes were cast against the potential sale; and 62,275 votes abstained. There were 24,620,100 broker non-votes and no votes withheld.

    The appointment of Richard A. Eisner & Company, LLP as the Company's independent certified public accountants for the fiscal year ending December 31, 2002 was ratified; 34,110,463 votes were cast for the ratification; 55,516 votes were cast against the ratification; and there were 55,110 abstentions. There were no votes withheld or broker non-votes.

ITEM 5. OTHER INFORMATION

    The Company issued a press release on August 9, 2002 that is included as
Exhibit 99.1 hereto.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit
Number        Description
-------       -----------

99.1          Press release dated August 9, 2002.

99.2          Certification of Chief Executive Officer Pursuant to 18 U.S.C.
              Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.3          Certification of Chief Financial Officer Pursuant to 18 U.S.C.
              Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

    None.

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  On2 Technologies, Inc.
                                          --------------------------------------
                                                      (Registrant)

August 14, 2002                           /s/ Mark J. Meagher
----------------------------------        --------------------------------------
(Date)                                                (Signature)
                                          Mark J. Meagher
                                          Executive Vice President and
                                            Chief Financial Officer
                                              (Principal Financial Officer)

August 14, 2002                           /s/ Christopher J. Acquaviva
----------------------------------        --------------------------------------
(Date)                                                (Signature)
                                          Christopher J. Acquaviva
                                          Vice President and Controller
                                              (Principal Accounting Officer)