Form 10QSB
period 2002-09-30
ON2 TECHNOLOGIES INC
filed 2002-11-12
CIK 1045280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002.

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____.

Commission file number 1-15117.

On2 Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	84-1280679

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21 Corporate Drive, Clifton Park, New York	12065

(Address of principal executive offices)	(Zip Code)

(518) 348-0099, ext. 231

(Registrant’s telephone number, including area code)

145 Hudson Street, New York, New York 10013-2103

(Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☑   No   ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
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

         The number of shares of the Registrant’s Common Stock, par value $0.01 (“Common Stock”), outstanding as of November 11, 2002 was 59,588,485.

         Transitional Small Business Disclosure Format (Check one):    ☐   Yes   ☐   No

PART I — FINANCIAL INFORMATION

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ON2 TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2002	2001

	(unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$489,843	$215,726

Accounts receivable, net of allowance for doubtful accounts	835,474	678,920

Prepaid expenses and other current assets	276,567	222,950

Total current assets	1,601,884	1,117,596

Property and equipment, net	467,894	1,406,143

Purchased technology and other intangible assets, net	620,352	1,120,843

Other assets	16,154	282,080

Total assets	$2,706,284	$3,926,662

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$436,984	$498,671

Accrued and other liabilities	370,435	489,306

Deferred revenue	4,140	35,047

Current portion of capital lease obligations	2,646	—

Total current liabilities	814,205	1,023,024

Capital lease obligations, net of current portion	7,305	—

Convertible debentures, net	563,467	2,000,000

Commitments and contingencies

Stockholders’ equity:

Preferred stock	102,975	129,286

Common stock	590,186	385,650

Additional paid-in capital	105,411,689	99,548,997

Accumulated other comprehensive loss	(13,499)	(10,068)

Accumulated deficit	(104,770,044)	(99,150,227)

Total stockholders’ equity	1,321,307	903,638

Total liabilities and stockholders’ equity	$2,706,284	$3,926,662

See accompanying notes to condensed consolidated financial statements

ON2 TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues	$824,311	$497,556	$2,539,989	$1,301,504

Operating expenses:

Cost of revenues	422,376	754,888	1,630,549	2,046,692

Research and development	455,197	842,045	1,846,792	3,259,537

Sales and marketing	108,170	332,787	847,714	1,744,598

General and administrative (1)	604,479	1,048,915	2,515,327	4,383,271

Impairment charges	—	83,333	30,000	533,333

Cost curtailment and restructuring charges	502,161	—	580,949	293,200

Non-cash stock-based compensation	—	43,707	—	143,707

Total operating expenses	2,092,383	3,105,675	7,451,331	12,404,338

Loss from operations	(1,268,072)	(2,608,119)	(4,911,342)	(11,102,834)

Interest and other income (expense), net	(3,966)	(477,258)	(13,542)	(1,555,357)

Loss before provision for income taxes	(1,272,038)	(3,085,377)	(4,924,884)	(12,658,191)

Provision for income taxes	9,100	16,652	27,314	47,502

Net loss	(1,281,138)	(3,102,029)	(4,952,198)	(12,705,693)

Non-cash convertible preferred stock dividend	667,619	2,600,878	667,619	4,129,816

Net loss attributable to common stockholders	$(1,948,757)	$(5,702,907)	$(5,619,817)	$(16,835,509)

Basic and diluted net loss per common share	$(0.03)	$(0.16)	$(0.11)	$(0.53)

Weighted average basic and diluted common shares outstanding	56,093,779	35,003,671	51,321,159	31,738,183

See accompanying notes to unaudited condensed consolidated financial statements

         (1)  Excluding $43,707 and $143,707 of non-cash stock-based compensation for the three and nine months ended                   September 30, 2001, respectively. Excluding $502,161 and $580,949 of cost curtailment charges for the three months and nine months ended September 30, 2002, respectively, consisting of property-lease termination, relocation costs, severance and loss on disposal of fixed assets.

ON2 TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,

	2002	2001

Cash flows from operating activities:

Net loss	$(4,952,198)	$(12,705,693)

Adjustments to reconcile net loss to net cash used in operating activities:

Non-cash stock based compensation		143,707

Depreciation and amortization	1,214,215	2,387,135

Amortization of debt discount	1,467	1,603,397

Deferred compensation	—	44,570

Restructuring and impairment charges	30,000	826,533

Impairment of equity investments	—	125,000

Allowance for doubtful accounts		92,666

Charge related to conversion of debentures	23,996	—

Loss on disposal of fixed assets	288,548

Changes in operating assets and liabilities, net of effect of acquisitions:

Accounts receivable, net	(156,554)	(118,751)

Prepaid expenses and other current assets	(50,453)	110,237

Other assets	252,546	12,302

Accounts payable, accrued expenses and other liabilities	(180,558)	(1,372,991)

Deferred revenue	(30,907)	(47,557)

Net cash used in operating activities	(3,559,898)	(8,899,445)

Cash flows from investing activities:

Purchases of property and equipment	(68,863)	(89,479)

Proceeds from the sale of fixed assets	—	25,000

Cash paid for acquisitions, net of cash acquired	—	(42,415)

Net cash provided by (used) in investing activities	(68,863)	(106,894)

Cash flows from financing activities:

Principal payments on capital lease obligations	(1,829)	(26,100)

Principal payments on notes payable	—	(251,311)

Proceeds from the issuance of Series C-VI Preferred Stock, net	—	2,000,000

Proceeds from the sale of common stock	3,258,138	4,289,140

Proceeds from the issuance of convertible debentures	650,000	2,000,000

Proceeds from exercise of common stock options and warrants	—	13,500

Net cash provided by financing activities	3,906,309	8,025,229

Net change in cash and cash equivalents	277,548	(981,110)

Effect of exchange rate changes on cash and cash equivalents	(3,431)	(4,429)

	Nine Months Ended September 30,

	2002	2001

Cash and cash equivalents, beginning of period	215,726	1,561,495

Cash and cash equivalents, end of period	$489,843	$575,956

ON2 TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Supplemental disclosure of cash flow information and non-cash investing and financing activities:

	Nine Months Ended September 30,

	2002	2001

Cash paid during the period for:

Interest	$3,961	$6,153.

Taxes	$18,214	$30,862

Acquisition of fixed assets under capital leases	$11,780	$—

Conversion of debentures into shares of common stock	$2,000,000	$—

Conversion of preferred stock into shares of common stock #	$26,311	$—

See accompanying notes to condensed consolidated financial statements

ON2 TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization and Summary of Significant Accounting Policies

(a) Description of On2 Technologies, Inc.

         On2 Technologies, Inc. (“On2” or the “Company”) is a leading video compression technology firm. The Company has developed its proprietary technology platform and video compression/decompression software (“codec”) to deliver high quality video at the lowest possible data rates to closed area networks, such as set-top boxes, the Internet and wireless devices. The Company offers a suite of products and professional services that encompass its proprietary compression technology. The Company’s professional service offerings include customized engineering and consulting services and high-level video encoding. In addition, the Company licenses its software products for use with video delivery platforms.

         The Company’s business is characterized by rapid technological change, new product development and evolving industry standards. Inherent in the Company’s business model are various risks and uncertainties, including its limited operating history, unproven business model and the limited history of the industry in which it operates. The Company’s success may depend, in part, upon the wide adoption of video delivery mediums, prospective product and service development efforts, and the acceptance of the Company’s technology solutions by the marketplace.

(b) Basis of Presentation

         The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries from their respective dates of acquisition. All significant inter-company balances and transactions have been eliminated in consolidation.

         The interim condensed consolidated financial statements are unaudited. However, in the opinion of management, the interim data include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the consolidated results for the interim periods. The condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures included herein are adequate to make the information presented not misleading. These condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern. These condensed consolidated financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company’s Form 10-KSB Report filed with the SEC on March 15, 2002.

(c) Reclassifications

         Certain reclassifications have been made to the condensed consolidated financial statements of prior periods to conform to the current period’s presentation.

(2) Property and Equipment

	September 30, 2002	December 31, 2001

Furniture and fixtures	$65,010	$277,997

Computer equipment	2,286,894	2,895,367

Leasehold improvements	63,224	487,348

Licensed software	587,626	857,388

	3,002,754	4,518,100

Less accumulated depreciation and amortization	2,534,860	3,111,957

Total	$467,894	$1,406,143

         Depreciation expense for the three and nine months ended September 30, 2002 was $238,821 and $730,334, respectively. Depreciation expense for the three and nine months ended September 30, 2001 was $349,968 and $720,929, respectively.

(3) Purchased Technology and Other Intangible Assets

	September 30,	December 31,
	2002	2001

Purchased technology	$2,509,287	$2,509,287

Other intangible assets	—	30,000

	2,509,287	2,539,287

Less accumulated amortization	1,888,935	1,418,444

Total	$620,352	$1,120,843

         As of December 31, 2001, other intangibles consisted of a content library. The Company recorded a charge of $30,000 for the three and nine months ended September 30, 2002 related to the impairment of the value of the content library, as it was determined that the library had no future value. Amortization expense for the three and nine months ended September 30, 2002 was $156,830 and $470,491, respectively, related to purchased technology. Amortization expense for the three and nine months ended September 30, 2001 was $467,861 and $1,415,078, respectively, and related to purchased technology, goodwill and other intangible assets. As of December 31, 2001, the Company had written off all remaining goodwill. The amortization of purchased technology is included in cost of revenues for the three and nine months ended September 30, 2002 and 2001. The remaining amortization expense for the three and nine months ended September 30, 2001 is included in general and administrative expenses.

(4) Convertible Debentures

   Series B

         On September 3, 2002 the Company issued $650,000 principal amount, 5.75%, four-year Series A Secured Convertible Debentures due in 2006. The debentures are convertible into the Company’s $0.01 par value common stock (“Common Stock”) at $0.112. In addition, the Company issued to the purchasers of the debentures, warrants to acquire the Company’s Common Stock. The Company sold sixty-five units with a principal amount of $10,000 per unit; each unit contained one warrant to purchase 20% warrant coverage shares of Common Stock. The debentures require interest to be paid each November and May 15th. The interest is payable in common stock, the amount, which is based on the average closing price of the stock for the ten trading days prior to the payment date.

         The common share equivalents for the debentures and the warrants are 5,803,571 and 1,160,714, respectively.

         The Company allocated the proceeds received to the principal amount of the debentures and the warrants based upon the relative fair value method. The fair value of the warrants was determined using the Black Scholes pricing model. The difference between the proceeds allocated to, and the relative fair value of the debentures, which amounted to $88,000, was recorded as debt discount and additional paid-in capital. The discount will be amortized over the life of the bonds.

   Series A

         March 27, 2002, the holder of the $2,000,000 aggregate principal amount of the Company’s Series A Convertible Debentures (the “Debentures”) elected to convert its principal into the underlying 4,444,444 shares of the Company’s common stock. The conversion ratio and the number of underlying shares of common stock were determined upon execution of the original agreement in January 2001. In connection with the conversion, the Company issued to the holder of the Debentures a warrant to purchase 200,000 shares of common stock at an exercise price of $0.43 per share. The warrant was immediately exercisable and expires on March 26, 2007. The estimated fair value of the warrant was $68,440 based upon the Black Scholes pricing model. The fair value of the underlying shares of common stock was $1,955,556 on the date of conversion. The Company recorded a charge of $23,997 for the nine months ended September 30, 2002, which represented the difference between the value of the underlying shares of common stock and the warrant issued and the original net proceeds of $2,000,000.

(5) Stockholders’ Equity

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

         On July 11, 2002, the holder of 1,127,411 shares of Series C-III Preferred Stock elected to convert the shares into 1,437,577 shares of underlying common stock. The original conversion ratio for the Series C-III Preferred Stock was $1.244 per share, but was adjusted to $0.9756 per share as a result of certain anti-dilution provisions in the original investment agreement.

         The investors of the Series C-II Preferred Stock are entitled to certain anti-dilution protections, triggered by certain subsequent issuances of debt or equity by the Company. The anti-dilution provision for the Series C-II Preferred Stock was triggered by the debenture offering in September 2002. Accordingly, the conversion price of the Series C-II Preferred Stock was adjusted to $1.75 per share, the Company issued an additional 45,684 warrants and the exercise price of the warrants was reduced to $1.75 per share. The Company recorded a deemed non-cash convertible preferred stock dividend of $426,966 for the three months and nine months ended September 30, 2002, to record the additional benefit received by the remaining Series C-II investors.

         The investors of the Series C-III Preferred Stock are entitled to certain anti-dilution protections, triggered by certain subsequent issuances of debt or equity by the Company. The anti-dilution provision for the Series C-III Preferred Stock was triggered by the debenture offering in September 2002. Accordingly, the Company issued an additional 62,864 warrants and the exercise price of the warrants was reduced to $0.84 per share. The Company recorded a deemed non-cash convertible preferred stock dividend of $14,860 for the three months and nine months ended September 30, 2002, to record the additional benefit received by the remaining Series C-III investors.

         Travelers is entitled to certain anti-dilution protections on its Series C-IV and C-V Preferred Stock. The anti-dilution provision for the Series C-IV and Series C-V Preferred Stock was triggered by the debenture offering in September 2002. Accordingly, the conversion price of the Series C-IV Preferred Stock was adjusted to $1.75 per share, the Company issued 53,323 additional warrants and the exercise price of the warrants was reduced to $1.75 per share. Additionally, the conversion price of the Series C-V Preferred Stock was adjusted to $0.90 per share, the Company issued 100,609 additional warrants and the exercise price of the warrants was reduced to $0.84 per share. The Company recorded a deemed non-cash convertible preferred stock dividend of $225,793 for the three months and nine months ended September 30, 2002, to record the additional benefit received by Travelers for their anti-dilution provisions.

(b) Common Stock

Equity-Line of Credit

         On April 30, 2002, the Company’s stockholders approved the sale of up to an additional 9,000,000 shares of common stock to Crossover Ventures, under an equity-line of credit. Pursuant to two outstanding common stock purchase agreements with Crossover Ventures, the Company can sell up to an aggregate of 24,500,000 shares of Common Stock.

         As of September 30, 2002, the Company had sold 21,113,000 shares of Common Stock for net proceeds of approximately $7,439,000 under the stock purchase agreements.

(6) E-coin Settlement

         On April 26, 2002, the Company entered into a settlement agreement with Ecoin Co. Ltd. in connection with the litigation previously disclosed in the Company’s Annual Report on Form 10-KSB for the fiscal year ending December 31, 2001. Pursuant to this settlement agreement, Ecoin agreed to pay a total of $225,000 to the Company in exchange for a mutual release of all past claims between the parties. The settlement is payable to the Company as follows: $100,000 received on May 10, 2002; $50,000 received on November 1, 2002 and $75,000 to be received on or before May 1, 2003.

(7) Cost Curtailment and Restructuring Charges

         In August 2002, the Board approved a plan to relocate the Company’s offices from New York City and consolidate operations in the Albany, New York area for the purpose of decreasing the Company’s operating expenses. Beginning in July 2002 the Company began staff reductions that continued through July and August. In August 2002 the Company terminated the building lease in New York City. The charges were $502,161 for the three months ended September 30, 2002 and $580,949 for the nine months ended September 30, 2002. The charges were comprised of the following: (1) $112,906 related to severance accrued and paid for terminated employees; (2) $172,234 in penalties to terminate the lease on the Company’s office space in New York City; (3) $7,261 in relocation costs incurred to relocate the Company’s offices to the Albany, New York area; (4) $288,548 in the write-off of the net carrying value of fixed assets abandoned as a result of closing the New York City office.

         In 2001, the Company completed certain restructuring initiatives that were related to the plan established by the Board of Directors in December 2000. Although identified as of December 31, 2000, our obligations could not be measured at that time. As a result, we recorded a non-cash restructuring charge of $293,200 for the six months ended June 30, 2001. The non-cash restructuring charge was comprised of the following: (1) $210,000 related to the termination of an employment contract which was satisfied through the issuance of 150,000 shares of Common Stock in February 2001 and (2) $83,200 related to the termination of a commercial lease obligation in San Francisco which was satisfied through the issuance of 80,000 shares of Common Stock in March 2001.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

         This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance and are not statements of historical fact. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “objective,” “forecast,” “goal” or “continue,” the negative of such terms, or other comparable terminology. These statements are only predictions, and actual events or results may differ materially. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements, and in all cases, such statements are subject to the Company’s ability to secure additional financing or to increase revenues to support its operations. If the Company cannot secure additional financing or increase its revenues to support its operations, the Company’s status as a going concern will remain in doubt. In this regard, the business and operations of the Company are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements contained in this Form 10-QSB.

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

Overview

         We are a leading video compression technology firm. We have developed a proprietary technology platform and video compression/decompression software (“codec”) to deliver high quality video at the lowest possible data rates to closed area networks, such as set-top boxes, the Internet and wireless devices. We offer a suite of products and services that encompass our proprietary compression technology. Our service offerings include customized engineering and consulting services and technical support and high-level video encoding. In addition, we license our software products, which include video and audio codecs and encoding and server software, for use with video delivery platforms.

         In view of the rapidly evolving nature of our business and our limited operating history, we have limited experience forecasting our revenues and operating costs. Therefore, we believe that period-to-period comparisons of financial results are not necessarily meaningful and should not be relied upon as an indication of our future performance. To date, we have incurred substantial costs to create technology products and services. As of September 30, 2002, we had an accumulated deficit of $104.1 million. We will continue to incur costs to develop, introduce and enhance products and services, build brand awareness and grow our business. We may also incur significant additional costs related to technology, marketing and technologies to respond to changes in this rapidly developing industry. These costs may not correspond with any meaningful increases in revenues in the near term, if at all. As such, these costs may result in negative operating cash flows until such time as we generate sufficient revenues to offset such costs.

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

•	Revenue recognition

•	Valuation of goodwill, intangible assets and other long-lived assets

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

         We recognize revenue in accordance with SOP 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended by SOP 98-4, “Deferral of the Effective Date of SOP 97-2, Software Revenue Recognition” and SOP 98-9, “Modification of SOP 97-2 with Respect to Certain Transactions” (“SOP 98-9”). Under each arrangement, revenues are recognized when a non-cancelable agreement has been signed and the customer acknowledges an unconditional obligation to pay, the products or applications have been delivered, there are no uncertainties surrounding customer acceptance, the fees are fixed and determinable, and collection is considered probable. Revenues recognized from multiple-element software arrangements are allocated to each element of the arrangement based on the fair values of the elements, such as product licenses, post-contract customer support, or training. The determination of the fair value is based on the vendor specific objective evidence available to us. If such evidence of the fair value of each element of the arrangement does not exist, we defer all revenue from the arrangement until such time that evidence of the fair value does exist or until all elements of the arrangement are delivered.

         Our software licensing arrangements typically consist of two elements: a software license and post-contract customer support (“PCS”). We recognize license revenues based on the residual method after all elements other than PCS have been delivered as prescribed by SOP 98-9. We recognize PCS revenues over the term of the maintenance contract or on a “per usage” basis, whichever is stated in the contract. Vendor specific objective evidence of the fair value of PCS is determined by reference to the price the customer will have to pay for PCS when it is sold separately (i.e. the renewal rate). Each license agreement offers additional PCS at a stated price. Revenue is recognized on a per copy basis for licensed software when each copy of the licensed software purchased by the customer or reseller is delivered. We do not allow returns, exchanges or price protection for sales of software licenses to our customers or resellers, and we do not allow our resellers to purchase software licenses under consignment arrangements.

         When engineering and consulting services are sold together with a software license, the arrangement typically requires customization and integration of the software into a third party hardware platform. In these arrangements, we require the customer to pay a fixed fee for the engineering and consulting services and a licensing fee in the form of a per-unit royalty. We account for engineering and consulting arrangements in accordance with SOP 81-1, “Accounting for Performance of Construction Type and

Certain Production Type Contracts,” (“SOP 81-1”). When reliable estimates are available for the costs and efforts necessary to complete the engineering or consulting services and those services do not include contractual milestones or other acceptance criteria, we recognize revenue under the percentage of completion contract method based upon input measures, such as hours. When such estimates are not available, we defer all revenue recognition until we have completed the contract and have no further obligations to the customer.

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

         Valuation of goodwill and intangible assets. We evaluate our long-lived assets in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (“SFAS No. 121”). Long-lived assets that are not identified with an impaired asset are reviewed for impairment whenever events or changes in circumstances indicate that the net carrying value of the asset may not be recoverable. Certain circumstances include a deterioration of our financial resources, poor economic trends within the industry, significant changes in our business model or a significant decline in the demand for video delivery solutions. In such circumstances, the net carrying value of the asset is compared to the undiscounted future cash flows of the business segment to which that asset is attributable. As we operate under one business segment, the net carrying value of all long-lived assets are compared to our consolidated undiscounted future cash flows. Impairment losses are measured by the amount in which the net carrying value of the assets exceed the fair value.

         In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS 142 requires goodwill and other intangible assets to be tested for impairment at least annually, and written off when impaired, rather than being amortized as previously required. As of September 30, 2002, we had no recorded goodwill. As of September 30, 2002, our intangible assets consisted primarily of purchased technology, which we will continue to amortize over its remaining useful life. The purchased technology will be fully amortized as of September 2003. Therefore, we believe that the adoption of SFAS 142 will not have a significant impact on our results of operations or financial position.

Results of Operations

         Revenues. Revenues for the three months ended September 30, 2002 were $824,311 as compared to $497,556 for the three months ended September 30, 2001. Revenues for the nine months ended September 30, 2002 were $2,539,989 as compared to $1,301,504 for the nine months ended September 30, 2001. Revenues for the three and nine months ended September 30, 2002 were derived primarily from engineering and consulting services and the sale of software licenses. Revenues for the three and nine months ended September 30, 2001 were primarily derived from encoding services, consulting and engineering services. The increase in revenues is attributed to an improvement in our product and service offerings and the development of certain video-on-demand initiatives in Asia. For the three months ended September 30, 2002, approximately 75% of the Company’s gross revenues were generated from two customers. Approximately 50% was generated from the Company’s Japanese reseller, MCS K.K., for encoders and servers and 25% was generated from the sale of VP5 encoders to America Online.

         Operating expenses. The Company’s operating expenses consist of cost of revenues, research and development, sales and marketing, general and administrative expenses, impairment charges, cost curtailment and restructuring charges and non-cash stock based compensation. Operating expenses for the three months ended September 30, 2002 were $2,092,383 as compared to $2,980,675 for the three months ended September 30, 2001. Operating expenses were $7,451,331 for the nine months ended September 30, 2002 as compared to $12,279,338 for the nine months ended September 30, 2001.

         Cost of Revenues. Cost of revenues includes personnel and consulting compensation costs, related overhead expenses, certain hardware costs, bandwidth costs, fees paid for licensed technology, depreciation costs and the amortization of purchased technology. Cost of revenues for the three months ended September 30, 2002 were $422,376 as compared to $754,888 for the three months ended September 30, 2001. Cost of revenues for the nine months ended September 30, 2002 were $1,630,549 as compared to $2,046,692 for the nine months ended September 30, 2001. The decrease in expenses for the three months ended September 30, 2002 is primarily attributable to a reduction in headcount and related overhead costs. The decrease in expenses for the nine months ended September 30, 2002 is due primarily to a reduction in headcount.

         Research and Development. Research and development expenses primarily consist of salaries and related expenses and consulting fees associated with the development and production of our products and services, operating lease costs and depreciation costs. Research and development expenses for the three months ended September 30, 2002 were $455,197 as compared to $842,045 for the three months ended September 30, 2001. Research and development expenses for the nine months ended September 30, 2002 were $1,846,792 as compared to $3,259,537 for the nine months ended September 30, 2001. The decreases in expenses were primarily attributed to a reduction in compensation and benefits costs resulting from a reduction in headcount.

         Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related costs of sales, business development and marketing personnel, tradeshow costs, marketing and promotional costs incurred to create brand awareness and public relations expenses. Sales and marketing expenses for the three months ended September 30, 2002 were $108,170 as compared to $332,787 for the three months ended September 30, 2001. Sales and marketing expenses for the nine months ended September 30, 2002 were $847,714 as compared to $1,744,598 for the nine months ended September 30, 2001. The decreases were primarily attributed to a reduction in compensation and benefits costs resulting from a reduction in headcount and a sharp decrease in advertising and marketing costs.

         General and Administrative. General and administrative expenses consist primarily of salaries and related personnel costs for general corporate functions including finance, human resources, legal and facilities, outside legal and professional fees and insurance. General and administrative expenses for the three months ended September 30, 2002 were $604,479 as compared to $1,048,915 for the three months ended September 30, 2001. General and administrative expenses for the nine months ended September 30, 2002 were $2,515,327 as compared to $4,383,271 for the nine months ended September 30, 2001. The decreases were primarily attributable to decreased personnel, a decrease in the amortization of goodwill and certain intangible assets due to impairment and a general decrease in unallocated operating overhead attributable to an entity-wide decrease in personnel.

         Impairment Charges. Impairment charges were $0 and $30,000 for the three and nine months ended September 30, 2002 as compared to $83,333 for the three months ended September 30, 2001 and $533,333 for the nine months ended September 30, 2001. The decrease relates to the write-down of the value of a content library. We acquired the content library, consisting primarily of licensed content for distribution through DVD sales and the Internet, in April 2000. The library was originally acquired for the Company’s broadband content network, which ceased operations in the second quarter of 2000. However, the Company continued to sell the licensed Quickband content, via DVD sales, through a distribution agreement acquired in connection with the library. As of December 31, 2000, we terminated all operations related to our content assets. At that time, we determined that further distribution of the Quickband content would result in recurring losses. We made the decision to sell the library and reduced the carrying value of the library to $500,000 at December 31, 2000. This amount represented the estimated fair value based upon interest in the library at that time from several potential buyers, which never materialized. We periodically reviewed the value of the library against market demand and recorded the subsequent impairment charges based upon the perceived value of the library and its content in the market. There will no additional charges related to the impairment of the content library in future periods.

         Cost Curtailment and Restructuring Charges. Cost curtailment and restructuring charges for the three months ended September 30, 2002 were $502,161 as compared to zero for the three months ended September 30, 2001. Cost curtailment and restructuring charges for the nine months ended September 30, 2002 were $580,949 as compared to $293,200 for the nine months ended September 30, 2001. The charges were comprised of the following: (1) $112,906 related to severance accrued and paid for terminated employees resulting from the elimination of the Company’s New York City office; (2) $172,234 in penalties to terminate the lease on the Company’s office space in New York City; (3) $7,261 in relocation costs incurred to relocate the Company’s offices to the Albany, New York area; (4) $288,548 write-off of the net carrying value of fixed assets abandoned as a result of closing the New York City office.

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

         Non-Cash Stock Based Compensation. We did not have non-cash stock based compensation for the three and nine months ended September 30, 2002. Non-cash stock based compensation for the three and nine months ended September 30, 2001 was $43,707 and $143,707, respectively, and represented shares of common stock issued to our Non-Executive Chairman in lieu of cash compensation

         Interest and other income (expense), net. Interest and other income (expense), net was $(3,966) for the three months ended September 30, 2002 as compared to $(477,258) for the three months ended September 30, 2001. Interest and other income (expense), net was $(13,542) for the nine months ended September 30, 2002 as compared to $(1,555,357) for the nine months ended September 30, 2001. Interest and other income (expense), net primarily consists interest earned on our rental security deposits and money market accounts, interest paid for capital lease obligations and the amortization of debt discounts. For the nine months ended September 30, 2002, interest and other income (expense), net includes a charge of $23,996 related to the conversion of our Series A Convertible Debentures into common stock. The decrease in expenses is primarily attributable to the amortization of a debt discount for the three and nine months ended September 30, 2001 related to our convertible debenture financing.

         At September 30, 2002, we had approximately 25 full-time employees.

Liquidity and Capital Resources

         At September 30, 2002, we had cash reserves of $489,843 as compared to $215,726 at December 31, 2001.

         Net cash used in operating activities was $3,559,898 and $8,899,445 for the nine months ended September 30, 2002 and 2001, respectively. The decrease in net cash used in operating activities was primarily attributable to an increase in revenue and a decrease in our net operating losses, excluding depreciation and amortization, non-cash stock based charges, impairment charges and the amortization of debt discounts, a decrease in other assets partially offset by increases in accounts receivable and an decrease in accounts payable and accrued expenses.

         Net cash used in investing activities was $68,863 and $106,894 for the nine months ended September 30, 2002 and 2001, respectively. The decrease is primarily due to cash paid for acquisitions for the nine months ended September 30, 2001

         Net cash provided by financing activities was $3,906,309 and $8,025,229 for the nine months ended September 30, 2002 and 2001, respectively. The decrease is primarily attributable to $2,000,000 of net proceeds received from the issuance of convertible debentures, $2,000,000 of net proceeds received from the issuance of C-VI Preferred stock and over $1,000,000 more received in proceeds from the issuance of common stock for the nine months ended June 30, 2001, offset by principal payments on notes payable.

         We currently have no material commitments for the next 12 months other than those under our operating lease arrangements. These arrangements consist primarily of lease arrangements for our office space in Albany, New York. The aggregate required payments for the next 12 months under these arrangements are $59,266. Notwithstanding the above, our most significant non-contractual operating costs for the next 12 months are compensation and benefit costs, insurance costs and general overhead costs such as telephone and utilities. During the next 12 months, we anticipate incurring approximately $250,000 to $350,000 per month in cash operating costs.

         We currently have two equity lines of credit. In December 2000, we entered into a common stock purchase agreement with Crossover Ventures, Inc., for the sale, from time to time, of our Common Stock. Pursuant to the common stock purchase agreement; Crossover Ventures has committed to purchase up to $23,000,000 of our Common Stock over a 36-month period. Crossover Ventures can also be required to invest an additional $17,000,000 upon the attainment of certain trading volumes and weighted average market prices in our Common Stock. However, our ability to procure funds through the common stock purchase agreement is limited depending on the trading volumes and the weighted average market prices of our Common Stock. Our stockholders have approved the sale of up to 15,500,000 shares of our common stock under this stock purchase agreement.

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

         As of November 13, 2002, we had sold 21,112,776 shares of common stock under both common stock purchase agreements for net proceeds of approximately $7.4 million.

         Based on our current working capital requirements, we may require additional funding during the next 12 months to finance our current level of operations. We may require additional financing to fund revenue growth, develop new technologies or acquire strategic assets. Our management continues to monitor our operating cash flows to determine the further need for additional capital. At this time, we can offer no assurances that further capital, if, necessary, will be received.

         We have experienced significant operating losses and negative operating cash flows to date. Our management’s plan to increase our cash flows from operations relies significantly on increases in revenue generated from our broadband technology services, products and licenses and decreases in operating expenses. However, there are no assurances that we will be successful in effecting such increases. The market for distribution of broadband technology services is highly competitive. Additionally, our capital requirements depend on numerous factors, including market acceptance of our technology and services, research and development costs and the resources we spend on marketing and selling our products and services. Additionally, we continue to evaluate investments in complementary businesses, products and services, some of which may be significant.

         In the event we cannot procure appropriate capital resources, through net operating cash flows, we may be required to reduce the development of our products and services, significantly scale back current operations until funds become available on terms acceptable to us and/or cease operations as the company is now organized.

Impact of Recently Issued Accounting Pronouncements

         In June 2001, the FASB issued SFAS No. 141, “Business Combinations” (“SFAS No. 141”). SFAS No. 141 changes the accounting for business combinations, requiring that all business combinations be accounted for using the purchase method and that intangible assets be recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are separable or capable of being separated from the acquired entity and sold, transferred, licensed, rented or exchanged. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 did not have a material impact on our financial statements.

         In July 2001, the FASB issued SFAS 142, “Goodwill and Other Intangibles” (“SFAS No. 142”). SFAS No. 142 specifies financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets with indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires that the useful lives of intangible assets acquired on or before June 30, 2001 be reassessed and that the remaining amortization periods be adjusted accordingly. SFAS No. 142 also requires that previously recognized intangible assets deemed to have indefinite lives are to be tested for impairment. Goodwill recognized on or before June 30, 2001, is to be assigned to one or more reporting units and is to be tested for impairment as of the beginning of the fiscal year in which

SFAS No. 142 is initially applied in its entirety. As of June 30, 2002, we had no recorded goodwill or indefinite lived intangibles. As of September 30, 2002, our intangible assets consisted primarily of purchased technology, which we will continue to amortize over its remaining useful life through September 2003. However, we will continually evaluate our purchased technology upon significant changes in certain circumstances that may result in an impairment of the net carrying value. Therefore, we believe that the adoption of SFAS 142 will not have a significant impact on our results of operations or financial position.

         In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), which is effective October 1, 2003. SFAS No. 143 requires, among other things, the accounting and reporting of legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, or normal operation of a long-lived asset. We are currently assessing, and have not yet determined, the effect of SFAS No. 143 on our financial position and results of operations.

         In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”). SFAS 144 is effective October 1, 2002, but may be early adopted. SFAS No. 144 addresses accounting and reporting of all long-lived assets, except goodwill, that are either held and used or disposed of through sale or other means. We are currently assessing the impact of SFAS 144 on our financial position and results of operations, but believe its adoption will not have a material impact on our results of operation or financial position.

Item 3.   Controls and Procedures:

(a) Evaluation of Disclosure Controls and Procedures:

         Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Within the 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b) Changes in Internal Controls:

         There were no changes in the Company’s internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company’s most recent evaluation.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit
Number	Description

4.1	Unit Subscription and Security Agreement

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

         None.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

On2 Technologies, Inc.

(Registrant)

November 12, 2002	/s/ Mark J. Meagher

(Date)	(Signature)
Mark J. Meagher
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

November 12, 2002	/s/ Anthony Principe

(Date)	Signature)
Anthony Principe
Vice President and Controller
(Principal Accounting Officer)

CERTIFICATIONS

         I, Douglas A. McIntyre, certify that:

1) I have reviewed this quarterly report on Form 10-QSB of On2 Technologies, Inc.:

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined) in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6) The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	By: /s/ Douglas A. McIntyre

Douglas A. McIntyre
Chairman, President and Chief Executive Officer

CERTIFICATIONS

         I, Mark Meagher, certify that:

1) I have reviewed this quarterly report on Form 10-QSB of On2 Technologies, Inc.:

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined) in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6) The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	By: /s/ Mark Meagher

Mark Meagher
Executive Vice President and Chief Financial Officer