Form 10KSB
period 2002-12-31
ON2 TECHNOLOGIES INC
filed 2003-03-31
CIK 1045280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-KSB

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number 1-15117.

On2 Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	84-1280679
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21 Corporate Dr., Suite 103, Clifton Park, NY (Address of principal executive offices)	12065 (Zip Code)

Registrant’s telephone number, including area code:

(518) 348-0099

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name(s) of Each Exchange on Which Listed

Common Stock	American Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:

None

      Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.     ☐

      Issuer’s revenues for the year ended December 31, 2002 were approximately $3,353,000.

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed fiscal quarter was approximately $16,828,449.

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

      State the number of shares outstanding of each of the issuer’s classes of common stock, $0.01 par value (“Common Stock”), as of the latest practicable date:

      59,612,650 shares as of March 13, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

      Items 9, 10, 11, and 12 of Part III are incorporated by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders, to be held on May 21, 2003. Registrant’s definitive Proxy Statement will be filed with the Securities and Exchange Commission on or before 120 days after December 31, 2002.

      Transitional Small Business Disclosure Format (Check one):     Yes ☐          No ☑

PART I

Item 1.	Description of Business

Forward-Looking Statements

      This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance and are not statements of historical fact. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “objective,” “forecast,” “goal” or “continue,” the negative of such terms, or other comparable terminology. These statements are only predictions, and actual events or results may differ materially. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements, and in all cases, such statements are subject to our ability to secure sufficient financing or to increase revenues to support our operations. In this regard, our business and operations are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements contained in this Form 10-KSB. In evaluating our business, you should give careful consideration to the information set forth below under the caption “Management’s Discussion and Analysis — Risk Factors That May Affect Future Operating Results,” in addition to the other information set forth herein.

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

Overview

      We are a leading video compression technology firm. We have developed a proprietary technology platform and video compression/ decompression software (“codec”) to deliver high quality video at the lowest possible data rates over proprietary networks and the Internet, to devices such as set-top boxes, personal computers, wireless and other devices. We offer a suite of products and services that encompass our proprietary compression technology. Our service offerings include customized engineering and consulting services and technical support. In addition, we license our software products, which include video and audio codecs and encoding, player and server software, for use with video delivery platforms.

Business Strategy

      Our strategy is to be the premier provider of video compression/decompression software technology and compression tools. We are striving to achieve our goals by implementing the following key strategies:

•	developing and expanding our expertise in video compression and streaming software;

•	continuing our research and development efforts to increase the quality of video technology in order to improve the experience of end users;

•	leveraging our existing products and services to support new products and services and to expand our presence in multiple industries, including the Internet, wireless applications and consumer electronics; and

•	expanding into international markets by contracting resellers of our products and services.

Our Technology, Products and Services

      Our technology is designed to deliver the highest quality video at the lowest possible data rates. We currently license and develop a number of products related to our TrueMotion line of codecs and TrueCast line of server and player products for proprietary networks, the Internet and consumer electronic industries.

TrueMotion VP3 Series

      Our TrueMotion VP3 series of codecs includes VP3, VP3.1 and VP3.2. VP3 was introduced in January of 2000 and was the original codec used on our website at data rates between 300 and 400 kbps. VP3.1 was launched in June of 2000 and provided for full-motion, full-screen television quality video over the Internet at data rates as low as 250 kbps, scaling dynamically to 500 kbps and more. Introduced in August of 2000, VP3.2 is designed to offer high quality video transmission over broadband Internet connections and supply television quality video at data rates as low as 200 kbps. VP3 files are encoded in multiple bit rates and at optimum frame rates (usually 29.97 fps) within a single file.

Open Source VP3.2

      VP3.2 was made available to the open-source community on September 7, 2001, in order to provide software developers an efficient, open source video codec with no platform limitations or restrictive license fees. VP3 became the first true common format that is open, documented and free. We created VP3-based plug-ins for other media formats, such as Apple’s QuickTime. With these plug-ins, users can encode content using VP3 plug-in technology engineered to play that content back through these other popular player-formats.

      In June 2002 the Company entered into an agreement with the Xiph.Org Foundation, developers of Vorbis, the popular open-source audio codec, for Xiph to be the prime source of support, distribution, and further development of VP3. In addition, with On2’s support, Xiph will integrate VP3 into its Ogg Multimedia Framework, providing a full-featured, open-source, royalty-free alternative to expensive solutions such as MPEG-4.

VP4 Codec

      Released in the second quarter of 2001, VP4 was initially optimized for set-top boxes and closed area environments, VP4 is widely recognized as being among the most efficient video compression technologies available. VP4 achieves near-DVD quality at 450 kbps and near-VHS quality at 150 kbps at full-screen and full-motion. VP4 offers a 20% bandwidth reduction over some of our competitor’s technologies allowing for greatly reduced costs for comparable quality video.

VP5 Codec

      VP5, our flagship product, was made available for license in the second quarter of 2002. VP5 allows a 50% reduction over the bandwidth required to show comparable quality video using VP4. Additional features offered by VP5 include real-time encoding and the ability to handle interlaced content, making it the first codec on the market to offer true broadcast-quality, real-time compression of difficult live material such as sports and action footage at sub-megabit data rates. In tests across a broad spectrum of content, competitive codecs typically require data rates 50% higher than VP5 to achieve comparable quality. VP5 also outperforms the proposed H.26L standard (even with all of its advanced options enabled) in quality, data rate and performance while maintaining lower decode and encode complexity. The ability to handle interlaced content sets VP5 apart from the litany of Internet codecs that are available.

TrueMotion 2X (TM2X)

      Originally developed as our state of the art video compression codec in 1998, the TM2X codec is optimized for hard-drive, Kiosk, or CD-ROM based video playback. The TM2X video delivery algorithm was licensed for use in Sega’s Dreamcast and Saturn and is also licensed to gaming developers and manufacturers interested in high quality video on machines with limited processing capabilities.

      TM2X offers high resolutions (320x240, 640x480) and high bit-rates, that can play back smoothly on a wide range of CPUs. The product was part of QuickTime and Video for Windows and can be used in programs such as Adobe Premiere and Terran’s Media Cleaner Pro. It is also a cross platform codec, with QuickTime working on both Macintosh computers and personal computers.

Audio for Video Codec Technology (AVC)

      AVC is an advanced compression algorithm that is ideal for a variety of audio sources, including music, human speech, film and broadcast television. AVC can achieve very high quality audio at bit rates lower than current standards such as MP3 or AC-3. This algorithm is designed for easy portability to embedded devices and can be licensed for a lower per-unit cost than other audio codecs on the market. AVC has been optimized to run with the VP3, VP4 and VP5 video codecs, and this combination can provide a seamless low-bit-rate multimedia experience. VP4 combined with AVC is comparable to MPEG2 combined with AC-3, but with a substantial data rate savings. It is ideal for VOD deployment over DSL or cable networks. AVC also allows for less transfer time and storage space for downloaded files.

On2’s Encoder Product

      The On2’s Encoder enables content owners to efficiently re-master and compress their assets into the VP4 or VP5 format at their own convenience. Beginning with capturing uncompressed video through high quality SDI inputs, users can create an optimized digital file using our proprietary re-mastering tools. These tools are geared toward the video professional that wants exact control over the optimization process. Once the raw file has been optimized, our compression software has the capability of creating multiple data rate compressed files.

TrueCast® Server Software

      TrueCast Server Software is designed to take full advantage of our industry-leading VP line of codecs and to guarantee the smoothest delivery of compelling multi-media presentations over private networks (i.e. set-top boxes), embedded platforms or the Internet.

      TrueCast comes optimized in two manners: one for transport using our own proprietary protocol, TrueCast Transport Protocol (TTP), and one for RTSP/RTP to various set-top box platforms. TrueCast and VP4/VP5 are an ideal combination for low-bit-rate Video-On-Demand systems. Our TrueCast Servers and our encoder provide the necessary tools for high-quality video over low speed IP connections.

      In September of 2002 On2 released TrueCast version 7.4. This version of TrueCast provides support for multicast presentations, local playback of AVI files from a user’s hard disk, and set-top box/DSP platforms from Texas Instruments, Equator Technologies, and others.

      In addition, TrueCast 7.4 is able to stream content that is captured and encoded directly from “live” video sources using the company’s revolutionary VP5 real-time encoder. This feature is ideal for time-critical applications such as streaming live events, video conferencing, Digital Television over DSL, and personal video recorders.

Digital Signal Processor (DSP) and Server Integrations

      VP4 and VP5 have both been integrated (i.e. “ported”) with the Equator MAP-CA and Equator BSP-15. VP4 and VP5 have also both been ported to Texas Instruments’ 6200 and 6400 DSPs. The On2 player has been ported to Equator’s Dolphin and Tetra platforms as well as Texas Instruments’ 64x platform. The purpose of performing these ports is to facilitate the use of On2’s codec in set-top-box and other consumer device deployments.

      Pursuant to an agreement with SeaChange International, Inc. announced in May 2002, SeaChange’s MediaCluster servers now have the ability to stream VP4 and VP5 encoded files. SeaChange is the leading international supplier of digital video servers for cable companies worldwide.

Videoconferencing

      In July 2002 On2 announced that its VP5 compression technology had been selected to power a web based video conferencing application being developed by EyeNx, Inc. EyeNx’s video conferencing system will be targeted toward business and friends & family markets around the world. The video conferencing software has a number of key attributes including high-quality, full duplex audio, real-time video, instant text communication, free worldwide long-distance, and a centralized user directory. The EyeNx videoconferencing system is expected to be commercially deployed in the first half of 2003. On2’s agreement with EyeNx provides for the payment to On2 of per-unit licensing fees based upon the number of video conferencing applications deployed.

Services

      In addition to licensing our software, we offer the following professional services to our customers:

Custom Engineering and Consulting Services

      We provide custom engineering and consulting services designed to support customers that are interested in porting and optimizing our technology platform and algorithm libraries into set-top boxes, gaming and wireless devices and other proprietary network applications.

Research and Development

      The focus of our research and development activities is to improve and expand upon our core codec technology, which improves the video experience for end users. Our research and development efforts have enabled us to provide quality video compression and decompression at lower broadband data rates and certain narrowband data rates. We believe that continued advances in our technology are key to the success of our business. Consequently, we devote a substantial portion of our resources to our research and development efforts. Research and development expenses for the year ended December 31, 2002 were $2,149,000 as compared to $3,856,244 for the year ended December 31, 2001.

Sales and Business Development

      The goal of our sales and business development departments is to build relationships that fall into two basic categories: professional services and product licensing. Professional services primarily focus on porting or optimizing our compression technologies to multiple hardware platforms used in video delivery solutions. Our sales and business development teams focus on engaging chip-set manufacturers, global cable and telecommunication companies and manufacturers of hardware platforms for consumer electronic and wireless devices. Additionally, our sales and business development teams focus on selling encoding and streaming software licenses to content providers who are delivering video over proprietary networks and to IP-based end users.

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

      For the year ended December 31, 2002, foreign customers accounted for approximately 50% of total revenue. These customers are primarily located in Asia. For the year ended December 31, 2001, foreign customers accounted for approximately 67% of total revenue.

      Additionally, all of the Company’s assets and operations have been and are currently based within the United States, except for two research and development employees located in the United Kingdom. There was no revenue generated from the United Kingdom operations for the years ended December 31, 2002 and 2001.

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

      Our business is highly competitive and affected by rapid change. We believe that the principal competitive factors in our business include technological innovation, versatility of products, pricing, customer service, network quality, service offerings and the flexibility to adapt to changing market conditions. In the broadband codec market, we compete with companies such as Microsoft, Intel, RealNetworks, Apple and Sorenson, and in the proprietary networks market, we compete with MPEG2 and MPEG4 and several codecs that position themselves as “MPEG4-based”. We also compete with companies that provide encoding services and companies that encode their content in-house. In establishing our business strategy, we face a number of strong, firmly entrenched competitors who are currently providing similar services to low-bandwidth and high-bandwidth users. These and other companies are already providing broadband video-based services and technology. In addition to competition from other content and technology companies, well-established media distribution companies, particularly in the cable television and satellite markets, have established, and continue to seek to establish, interactive, on-demand digital services through the development of sophisticated digital set-top technology and related back-end server systems. Many of our existing competitors have, and some future competitors may have, significantly greater financial and technical resources than we have.

Customers

      Our customers, and the potential customers of our resellers, typically are large digital communication and media companies, entertainment companies, telecommunication companies and other global corporations that operate within the digital media industry. Our top ten customers for the year ended December 31, 2002 on revenue basis were (in descending order): Media Cruise Solutions, K.K., Picosoft Ltd., Impact Imaging, Inc., EyeNx, Inc., Equator Technologies, Inc., America Online, Inc., Texas Instruments Incorporated, Sony Corporation, NTT Software Corporation and World Theatre, Inc. These ten customers accounted for 27%, 11%, 11%, 9%, 8%, 8%, 7%, 4%, 4%, and 3%, respectively, of total revenue for the year ended December 31, 2002.

Intellectual Property

      We regard much of our technology as proprietary and try to protect it by relying on trademarks, copyrights, patents, trade secret laws and confidentiality agreements. We regard our copyrights, service marks, trademarks, trade secrets, proprietary technology and similar intellectual property as critical to our success. We currently hold several U.S. patents and have some U.S. and international patent applications pending. We believe that the patents that are currently issued are not material to our business. While we try to assure that the quality of the On2 brand is maintained through such measures, there can be no assurance that steps we have taken and continue to take to protect our proprietary rights will be adequate or that third parties will not infringe on our intellectual property. In addition, there can be no assurance that third parties will not assert infringement claims against us which, even if not meritorious, could result in the expenditure of substantial resources and management effort.

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

      Moreover, we may be liable to third parties for any content that we encode, distribute or make available on our website if that content violates a third party’s intellectual property rights or violates any applicable laws, such as obscenity laws or defamation laws. Although we try to mitigate this risk by seeking indemnification from our customers and suppliers, we may still be subject to liability if indemnification is not obtained, is contested or does not provide us with enough resources to cover any potential liability.

Employees

      As of December 31, 2002, we had approximately 24 full-time employees. Of the total employees, 18 were engineering and product development personnel, 1 was sales and marketing personnel and 5 were general and administrative personnel.

      None of our employees are represented by a labor union, and we consider our relationship with our employees to be good. We supplement our work force from time to time with contractors, administrative personnel through employment agencies, and part time employees.

Item 2.	Description of Property

      We do not own any real property. We lease approximately 5,540 square feet of space where our principal executive, administrative and engineering offices are located at 21 Corporate Dr., Suite 103, Clifton Park, NY 12065 at an annual rental of approximately $72,000. This lease expires on January 31, 2006. Management believes these facilities are all in usable condition and that these facilities are sufficient to meet our needs for the immediate future, although management believes that during 2003 it may rent office space in New York City in order to accommodate several executive and administrative officers who reside in the New York City area.

Item 3.	Legal Proceedings

      The Company sued Impact Imaging, Inc. on December 10, 2002 in the Supreme Court of the State of New York, County of New York. Our complaint alleged breach of contract and fraud arising from Impact Imaging’s improper license of certain On2 software. Impact Imaging obtained this software pursuant to a January 23, 2002 License and Services Agreement between On2 and Impact Imaging. On2’s complaint sought compensatory damages, punitive damages, attorneys’ fees and a declaratory judgment. Impact Imaging removed the case to United States District Court for the Southern District of New York on December 16, 2002. Impact Imaging counterclaimed on February 20, 2003 alleging that the Company unlawfully disclosed Impact Imaging’s proprietary information and requesting damages in amounts to be determined at trial. On

March 24, 2003, the Company entered into a settlement agreement with Impact Imaging. Pursuant to this settlement agreement, the Company and Impact Imaging agreed, subject to certain exceptions relating to specific Impact Imaging customers, to terminate the License and Services Agreement and all licenses and sublicenses granted thereunder.

      From time to time we have been named in other claims arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these other matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.     Market for Common Equity and Related Stockholder Matters

      Our common stock is traded on the American Stock Exchange under the symbol “ONT”. The following table sets forth for the fiscal periods indicated the high and low bid prices of our common stock, as reported on the American Stock Exchange, since our inception on June 15, 1999:

	High	Low

Fiscal Year 2003
First Quarter (through March 26, 2003)	$0.50	$0.27
Fiscal Year 2002
First Quarter	$0.50	$0.37
Second Quarter	$0.46	$0.23
Third Quarter	$0.35	$0.08
Fourth Quarter	$0.54	$0.22
Fiscal Year 2001
First Quarter	$2.05	$0.46
Second Quarter	$0.85	$0.43
Third Quarter	$0.87	$0.46
Fourth Quarter	$0.41	$0.29

      There were approximately 266 stockholders of record of our common stock as of March 26, 2003.

      It is our present policy not to pay cash dividends and to retain future earnings to support our growth. We do not anticipate paying any cash dividends in the foreseeable future.

Recent Issuances of Unregistered Securities and Use of Proceeds from Unregistered Securities

      In September 2002 the Company issued $650,000 principal amount, 5.75%, four-year Series A Secured Convertible Debentures due in 2006 to a group of existing investors and two Company board members. The debentures are convertible into the Company’s $0.01 par value common stock (“Common Stock”) at a price of $0.112. In addition, the Company issued to the purchasers of the debentures, warrants to acquire the Company’s Common Stock. The Company sold sixty-five units with a principal amount of $10,000 per unit; each unit contained one warrant to purchase 20% warrant coverage shares of Common Stock at $0.112 per share. The debentures require interest to be paid each November and May. The interest is payable in common stock based on the average closing price of the stock for the ten trading days prior to the payment date. The debentures are convertible into 5,804,000 shares of Common Stock. The warrants are convertible into 1,161,000 shares of Common Stock. We relied on Section (4)(2) of the Securities Act in issuing the debentures and warrants without registration.

Use of Proceeds from Registered Securities

      The SB-2 Registration Statement filed by the Company and deemed effective by the U.S. Securities and Exchange Commission (the “SEC”) as of April 19, 2002 (SEC File No. 333-74194), offered a maximum of 13,704,717 shares of the Company’s $0.01 par value common stock. As of March 25, 2003, the Company had sold 6,488,104 shares of common stock under the SB-2 Registration Statement for an aggregate net proceeds to the company of $1,027,000. The direct and indirect expenses of the offering as of March 25, 2003 totaled $121,111.10. These expenses consisted of $114,111.10 of underwriting discounts given to Crossover Ventures, the underwriter of the offering, and approximately $2,000 in printing costs and $5,000 in legal fees. The Company used the proceeds from the offering for general working capital. None of the proceeds of the offering were paid by us, directly or indirectly, to any of our directors, officers or general partners or any of their associates, to any persons owning ten percent or more of our outstanding stock, or to any of our affiliates, except for payments made to McGuireWoods LLP, the law firm that represented us in connection with the SB-2 Registration Statement.

Item 6.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements, including the notes thereto, appearing elsewhere in this report.

Overview

      We are a leading video compression technology firm. We have developed a proprietary technology platform and video compression/decompression software (“codec”) to deliver high quality video at the lowest possible data rates over proprietary networks and the Internet to set-top boxes, personal computers and wireless devices. We offer a suite of products and services that encompass our proprietary compression technology. Our service offerings include customized engineering and consulting services and technical support and high-level video encoding. In addition, we license our software products, which include video and audio codecs and encoding and server software, for use with video delivery platforms.

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

      In June of 1999, The Duck Corporation was merged with and into a wholly owned subsidiary of Applied Capital Funding, Inc., a public company whose name was concurrently changed to On2.com Inc. and subsequently changed to On2 Technologies, Inc. At that time, we had developed proprietary technology that enabled the compression, storage and streaming of high quality video signals over high bandwidth networks (i.e. broadband). We adopted a business model in which we would develop our own broadband content network powered by our proprietary technology. We intended to generate revenue through advertising sales and electronic commerce. Through the first quarter of 2000, we devoted substantially all of our efforts to building a content network and enhancing the technology to operate it. In that time, we made three acquisitions: MetaVisual Creations Limited (“Metavisual”), Celebrity Interviews (“CII”) and Quickband Networks, Inc. (“Quickband”). Metavisual was a compression technology firm located in the United Kingdom and had developed its own video compression technology. That technology is instrumental in the compression technology we offer today. CII and Quickband were entities that had created, and had the resources to continue to create, content that we had intended to incorporate into our content network. Through CII and Quickband, we primarily acquired produced content, certain distribution arrangements and certain production personnel.

      By the second quarter of 2000, with the rapid decline in the Internet industry and the lack of interest in content networks, we determined that operating a content network would not be profitable for the foreseeable future. This was evident through rapid declines in Internet advertising and electronic commerce, the two areas in which we intended to generate our revenues. At no time did we generate any revenues from the content network. Revenues generated from any content related assets were the result of legacy arrangements in place prior to our acquisitions of CII and Quickband. As such, we decided to cease production on our content network and developed a strategic business model to distribute our video compression technology to IP based clients as well as those offering video through proprietary networks and consumer electronics and wireless devices. This is the business model under which we are currently operating.

      In 2001, the Company completed certain restructuring initiatives that were related to the plan established by the Board of Directors in 2000. Although identified as of December 31, 2000, our obligations could not be measured at that time. As a result, we recorded a non-cash restructuring charge of $293,000 for the year ended December 31, 2001. The non-cash restructuring charge was comprised of the following: (1) $210,000 related to the termination of an employment contract which was satisfied through the issuance of 150,000 shares of Common Stock in February 2001 and (2) $83,000 related to the termination of a commercial lease obligation in San Francisco which was satisfied through the issuance of 80,000 shares of Common Stock in March 2001.

      In August 2002, our Board of Directors approved a plan to relocate the Company’s offices from New York City and consolidate operations in the Albany, New York area for the purpose of decreasing the Company’s operating expenses. Beginning in June 2002 the Company began staff reductions that continued through July and August. In August 2002 the Company terminated the building lease in New York City. In connection with this relocation plan, the Company took the following restructuring and cost curtailment charges: (1) $113,000 related to severance accrued and paid to terminated employees; (2) $172,000 in penalties to terminate the lease on the Company’s office space in New York City; (3) $7,000 in relocation costs incurred to relocate the Company’s offices to the Albany, New York area; (4) $289,000 in the write-off of the net carrying value of fixed assets abandoned as a result of closing the New York City office. The charges were $581,000 for the year ended December 31, 2002.

      In view of the rapidly evolving nature of our business and our limited operating history, we have limited experience forecasting our revenues and operating costs. Therefore, we believe that period-to-period comparisons of financial results are not necessarily meaningful and should not be relied upon as an indication of our future performance. To date, we have incurred substantial costs to create technology products and services. As of December 31, 2002, we had an accumulated deficit of $105.1 million. We will continue to incur costs to develop, introduce and enhance products and services, build brand awareness and grow our business. We may also incur significant additional costs related to technology, marketing or acquisitions of businesses and technologies to respond to changes in this rapidly developing industry. These costs may not correspond with any meaningful increases in revenues in the near term, if at all. As such, these costs may result in negative operating cash flows until such time as we generate sufficient revenues to offset such costs.

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

      Our software licensing arrangements typically consist of two elements: a software license and post-contract customer support (“PCS”). We recognize license revenues based on the residual method after all elements other than PCS have been delivered as prescribed by SOP 98-9. We recognize PCS revenues over the term of the maintenance contract or on a “per usage” basis, whichever is stated in the contract. Vendor specific objective evidence of the fair value of PCS is determined by reference to the price the customer will have to pay for PCS when it is sold separately (i.e. the renewal rate). Most of our license agreements offer additional PCS at a stated price. Revenue is recognized on a per copy basis for licensed software when each copy of the licensed software purchased by the customer or reseller is delivered. We do not allow returns, exchanges or price protection for sales of software licenses to our customers or resellers, and we do not allow our resellers to purchase software licenses under consignment arrangements.

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

      Valuation of Goodwill, Intangible Assets and Other Long-Lived Assets. In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS 142 requires goodwill and other intangible assets to be tested for impairment at least annually, and written off when impaired, rather than being amortized as previously required. The Company will continually evaluate its purchased technology upon significant changes in certain circumstances that may result in an impairment of the net carrying value.

      Long-lived assets and identifiable intangibles with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Results of Operations

      Revenues. Revenues for the year ended December 31, 2002 were $3,353,000 as compared to $2,220,000 for the year ended December 31, 2001. Revenues for the years ended December 31, 2002 and 2001 were derived primarily from engineering and consulting services, encoding services and the sale of software licenses. The following table sets forth the allocation of revenues, in terms of percentages, for the years ended December 31, 2002 and 2001:

	2002	2001

Engineering and Consulting	46%	65%
Licensing	53%	17%
Encoding	1%	15%
Content	—	3%

Total	100%	100%

      For the year ended December 31, 2002, engineering and consulting revenues and software licenses were the significant revenue streams. Engineering and consulting services and the sale of software licenses will be the significant future revenue steams as we continue to provide these services and products to clients who deliver high quality video to proprietary networks, consumer electronic devices, wireless applications and IP based end users. We believe that the shift from video delivery over IP-based networks to proprietary networks and wireless devices will continue to reduce the amount of encoding services we provide as we foresee content providers purchasing our encoding software as opposed to contracting with us to perform the services in-house.

      For the year ended December 31, 2001, revenues were primarily related to engineering and consulting, software licenses and encoding services.

OPERATING EXPENSES

      The Company’s operating expenses consist of cost of revenues, research and development, sales and marketing, general and administrative expenses (including amortization of goodwill and intangible assets, cost curtailment and restructuring charges, impairment charges and non-cash stock based compensation). Operating expenses for the year ended December 31, 2002 were $8,621,000 as compared to $17,599,000 for the year ended December 31, 2001.

      Cost of Revenues. Cost of revenues includes personnel and consulting compensation costs, related overhead expenses, bandwidth costs, fees paid for licensed technology, depreciation costs and the amortization of purchased technology. Cost of revenues was $2,056,000 for the year ended December 31, 2002 as compared to $2,233,000 for the year ended December 31, 2001. Included in cost of revenue for the year ended December 31, 2001 were approximately $200,000 related to compensation, production costs and content licensing fees attributable to our broadband content network which ceased operations in the first quarter of 2001. We do not intend to incur any future costs associated with the production or distribution of content. Future costs of revenues will consist primarily of compensation costs for engineering and consulting personnel, bandwidth costs, depreciation costs and any licensing fees or royalties paid for third party software products. We did not have material third party licensing fees for the periods presented. Amortization of purchased technology was $627,000 for each of the years ended December 31, 2002 and 2001.

      Research and Development. Research and development expenses primarily consist of salaries and related expenses and consulting fees for research and product development personnel associated with the development and production of our products and services, operating lease costs and depreciation costs. Research and development expenses for the year ended December 31, 2002 were $2,149,000 as compared to $3,856,000 for the year ended December 31, 2001. The decrease is primarily attributed to a reduction in research and development personnel attributed to our cost savings initiatives that continued from 2001 through 2002 and the closing of our New York City office in September 2002. We believe that continued investments in research and development are necessary to maintain our competitive advantage and we will continue to invest in such costs as considered necessary.

      Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related costs of sales, business development and marketing personnel, tradeshow costs, marketing and promotional costs incurred to create brand awareness and public relations expenses. Sales and marketing expenses for the year ended December 31, 2002 were $924,000 as compared to $2,295,000 for the year ended December 31, 2001. The decrease is primarily attributable to a decrease in our personnel a decrease in our tradeshow costs and marketing efforts. We intend to continue to recruit and hire experienced personnel, as necessary, to sell and market our products and services.

      General and Administrative. General and administrative expenses (excluding amortization of goodwill and other intangibles, cost curtailment and restructuring charges, impairment charges and non-cash stock-based compensation) consist primarily of salaries and related personnel costs for general corporate functions including finance, human resources, legal and facilities, outside legal and professional fees and insurance. These general and administrative costs for the year ended December 31, 2002 were $2,846,000 as compared to $4,693,000 for the year ended December 31, 2001. The decrease is attributable to decreased personnel, a decrease in legal fees resulting from a decrease in M&A activity, a decrease in depreciation, a decrease in rent attributable to the closing of our New York City office in September 2002 and a general decrease in unallocated operating overhead attributable to an entity-wide decrease in personnel.

      Amortization of Goodwill and Other Intangible Assets. The amortization of goodwill and other intangible assets primarily relates to our acquisitions costs of CII, Quickband and Eight Cylinder Studios Inc. Amortization of goodwill and other intangibles assets excludes the amortization of purchased technology, which is recorded in cost of revenues. Amortization of goodwill and intangible assets was $19,000 for the year ended December 31, 2002 as compared to $1,154,000 for the year ended December 31, 2001. The decrease is due to the writeoff of substantially all of these assets as of December 31, 2001.

      Cost Curtailment and Restructuring Charges. Cost curtailment and restructuring charges were $581,000 and $293,000 for the years ended December 31, 2002 and 2001, respectively.

      In August 2002, the Board approved a plan to relocate the Company’s offices from New York City and consolidate operations in the Albany, New York area for the purpose of reducing the Company’s operating expenses and the Company terminated its building lease in New York City. In addition, the Company reduced its staff. The accompanying financial statements include restructuring and cost curtailment charges of $581,000 for the year ended December 31, 2002 which reflects $113,000 of severance for terminated employees, $172,000 of lease termination penalties, $289,000 related to the abandonment of fixed assets at the vacated premises and $7,000 of relocation costs.

      In 2001, the Company completed certain restructuring initiatives that were related to the plan established by the Board of Directors in December 2000. Although identified as of December 31, 2000, our obligations could not be measured at that time. As a result, we recorded a non-cash restructuring charge of $293,000 for the twelve months ended December 31, 2001. The non-cash restructuring charge was comprised of the following: (1) $210,000 related to the termination of an employment contract which was satisfied through the issuance of 150,000 shares of Common Stock in February 2001 and (2) $83,000 related to the termination of a commercial lease obligation in San Francisco which was satisfied through the issuance of 80,000 shares of Common Stock in March 2001.

      Impairment Charges. Impairment charges were $30,000 and $2,931,000 for the years ended December 31, 2002 and 2001, respectively.

      For the year ended December 31, 2002, we recorded an impairment charge of $30,000, related to the remaining balance of the Quickband content library.

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

      For the year ended December 31, 2001, the Company recorded an impairment charge $2,344,000 related to its acquisition of 8CS in November 2000. The impairment charge represented the net carrying value of the goodwill and intangible assets recorded in connection with the acquisition. 8CS was a developer of three-dimensional graphic interface software. The intention of the acquisition was to integrate the Company’s video compression technology with a three-dimensional web browser to provide a PC-based video delivery solution. As a result of the economic downturn and the reduction in its financial resources, the Company determined that additional development of the 8CS technology was not cost beneficial. Furthermore, the Company was unsuccessful in its attempts to sell the technology or create a strategic partnership for further development. As the Company reached the one-year anniversary of the 8CS acquisition in the fourth quarter of 2001, the Company concluded that the 8CS acquisition would provide no future benefit or value and wrote-off the remaining goodwill and intangible assets. As of December 31, 2001, there were no material tangible assets related to 8CS nor would the Company incur additional costs. Additionally, the Company did not recognize any revenue related to 8CS since it was acquired.

      The Company recorded a charge of $117,000 related to certain intangible assets from which the Company would no longer derive a benefit. The write-off reflected the net book value of the assets at the time they were no longer deemed to have value.

      Non-Cash Stock Based Compensation. Non-cash stock based compensation was $16,000 for the year ended December 31, 2002 as compared to $144,000 for the year ended December 31, 2001. Non-cash stock based compensation for the year ended December 31, 2002 represents warrants issued to consultants to purchase common stock in exchange for services provided to the Company. Non-cash stock based compensation for the year ended December 31, 2001 represents shares of common stock issued to our Non-Executive Chairman in lieu of cash compensation and options to purchase shares of Common Stock granted to certain consultants.

      Interest and Other Income (Expense), Net. Interest and other income (expense) was ($5,000) for the year ended December 31, 2002 as compared to $(1,589,000) for the year ended December 31, 2001. Interest and other income (expense) primarily consists of interest earned on our cash and cash equivalent balances, interest paid for capital lease obligations, debentures and the amortization of debt discounts. The decrease in interest and other expense is a result of a decrease in interest income due to a decrease in the average balance of our cash and cash equivalents and approximately $1,385,000 of debt discount amortization related to our Series A convertible debenture financing. The debt discount was fully amortized as of December 31, 2001.

      Income Taxes. Income taxes are based solely on state and local taxes on business and investment capital. Income taxes for the year ended December 31, 2002 were $28,000 as compared to $64,000 for the year ended December 31, 2001. The decrease is attributable to a decrease in our investment capital.

      At December 31, 2002, we had approximately 24 full-time employees. We expect to hire employees as necessary in order to attain our strategic objectives.

Liquidity and Capital Resources

      At December 31, 2002, we had cash reserves of $553,000 as compared to $216,000 at December 31, 2001. At December 31, 2002 we had working capital of $731,000 as compared to $95,000 at December 31, 2001.

      Net cash used in operating activities was $3,484,000 and $10,101,000 for the years ended December 31, 2002 and 2001, respectively. The decrease in net cash used in operating activities is primarily attributable to a decrease in our net operating losses, excluding depreciation and amortization, non-cash stock based charges, impairment and restructuring charges, the loss on abandonment of assets and the amortization of debt discounts, and the changes in accounts receivable and accounts payable and accrued expenses.

      Net cash used in investing activities was $78,000 and $168,000 for the years ended December 31, 2002 and 2001, respectively. The period-to-period decrease is primarily attributable to decreases in the purchases of property and equipment.

      Net cash provided by financing activities was $3,906,000 and $8,929,000 for the years ended December 31, 2002 and 2001, respectively. The decrease is primarily attributable to a difference in the amount of net proceeds received from the issuance of Preferred Stock, Common Stock and convertible debentures offset in 2001 by principal payments on notes payable and financing costs.

      We currently have no material commitments for the next 12 months other than those under our operating lease arrangements. These arrangements consist primarily of lease arrangements for our office space in Albany, New York. The aggregate required payments for the next 12 months under these arrangements are $72,000. Additionally, notwithstanding the above, our most significant non-contractual operating costs for the next 12 months are compensation and benefit costs, insurance costs and general overhead costs such as telephone and utilities. During 2003, we anticipate incurring approximately $400,000 per month in cash operating costs.

      If our revenues are not sufficient to cover our current working capital requirements we will require additional funding during the next 12 months to finance our current level of operations. Additionally, we may require additional financing to fund revenue growth, develop new technologies or acquire strategic assets. Our management is actively pursuing increases to our net cash flows through increases in revenues and our equity line of credit (including $300,000 received in 2003 as of March 25, 2003 ) (our equity lines of credit are described below). Management believes that a combination of increases to operating cash flow, primarily through revenue growth, reduced costs and funds received from our equity lines of credit will generate sufficient cash flow to fund our operations through 2003. However, there are no assurances that such matters will be successfully consummated. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors That May Affect Future Operating Results.”

      In July 2001 we entered into a Software Development and License Agreement with Real Networks, Inc. Under terms of the agreement, we agreed to develop a software plug-in to RealPlayer that would allow consumers to play files encoded in our VP4 and VP5 compression format using the RealPlayer. In conjunction with the development of the codec software, we also agreed to develop a software plug-in to the RealSystem Server that would enable broadcasters to stream VP4 and VP5 encoded files and a software plug-in to the RealProducer that would enable users of the RealProducer to encode content using VP4 and VP5. In order for us to develop the plug-ins described in the RealNetworks agreement, RealNetworks was required to provide us with certain development software as well as fulfill certain other obligations. RealNetworks failed to deliver such software and perform such other obligations. After honoring the contract from its inception and attempting to resolve the situation with RealNetworks for over 9 months through business discussions, in May

2002 we notified RealNetworks that we were terminating the agreement. RealNetworks responded and disputed our right to terminate the agreement and further claimed that we were in breach of the agreement. We responded by reiterating our positions. We have not had any contacts or discussions with RealNetworks since delivering this response. As a result, we are not generating significant revenues from the sale of RealNetworks related products.

      We believe that our May 2002 termination of the RealNetworks agreement was effective. However, because the arrangement with RealNetworks was exclusive in certain respects, should it hereafter be determined that such termination was not effective, we could be restricted from supporting other software platforms, including certain components of our own software platforms and, although we do not believe that it would be the case, we might be found to have breached the agreement with RealNetworks. Whether we might have liability to RealNetworks depends on a variety of factors, including whether RealNetworks met its obligations to us, whether it caused any breach that we might have committed and whether it otherwise has liability to us in connection with the agreement.

      We currently have two equity lines of credit. In December 2000, we entered into a common stock purchase agreement (the “Initial Stock Purchase Agreement”) with an accredited investor (the “Investor”), for the sale, from time to time, of our Common Stock. Pursuant to the Initial Stock Purchase Agreement, the Investor has committed to purchase up to $23,000,000 of our Common Stock over a 36-month period. The Investor is also required to invest an additional $17,000,000 upon the attainment of certain trading volumes and weighted average market prices in our Common Stock. However, our ability to procure funds through the Initial Stock Purchase Agreement is limited depending on the trading volumes and the weighted average market prices of our Common Stock. The Company sold 7,024,000 shares of Common Stock for net proceeds of approximately $2,513,000 and 8,476,000 shares of Common Stock for net proceeds of approximately $4,191,000 under the Initial Stock Purchase Agreement, for the years ended December 31, 2002 and 2001, respectively.

      As a result of the price and volume limitations contained in the Initial Stock Purchase Agreement, in November 2001 we entered into a second common stock purchase agreement (the “Second Stock Purchase Agreement”) with the Investor, for sale, from time to time, of our Common Stock. Under the Second Stock Purchase Agreement, the Investor has committed to purchase an additional $23,000,000 over a 36-month period, with an additional commitment for $17,000,000 upon the attainment of certain price and volume thresholds. Under the Second Stock Purchase Agreement, as long as the volume weighted average price of our stock for the 30-day period preceding a draw-down notice is at least $0.30, we may request, and the Investor is obligated to fund, an amount between (a) a minimum of $300,000 or (b) a maximum equal to the greater of $500,000 or $300,000 plus 4.5% of the volume weighted average stock price for the preceding 30-day period multiplied by the total trading volume for the preceding three-month period. If the volume weighted average price of our stock is below $0.30 and greater than $0.10, the minimum amount that we may request and, if requested, that the Investor must provide is ratably reduced from $300,000 to $100,000. The Company sold 5,513,000 shares of Common Stock for net proceeds of approximately $727,000 under the Second Stock Purchase Agreement, for the year ended December 31, 2002. In 2003 (as of March 25) the Company sold 975,104 shares of Common Stock for net proceeds of approximately $300,000 under the Second Stock Purchase Agreement.

      We may sell up to a total of 24,500,000 shares of our common stock under both stock purchase agreements, including 21,988,194 already sold through March 25, 2003.

      As we cannot predict the price of our common stock, there can be no assurances that we will be able to request the maximum amount of funds through our equity lines, if at all.

      We have experienced significant operating losses and negative operating cash flows to date. Our management’s plan to increase our cash flows from operations relies significantly on increases in revenue generated from our broadband technology services, products and licenses and decreases in operating expenses (from cost cutting initiatives implemented in 2002). However, there are no assurances that we will be successful in effecting such increases. The market for distribution of broadband technology services is highly competitive. Additionally, our capital requirements depend on numerous factors, including market acceptance of our technology and services, research and development costs and the resources we spend on marketing and selling our products and services. Additionally, we continue to evaluate investments in complementary businesses, products and services, some of which may be significant.

      In the event we cannot procure appropriate capital resources, through our equity lines, net operating cash flows or some combination of both, we may be required to reduce the development of our products and services or scale back current operations until funds become available on terms acceptable to us.

Impact of Recently Issued Accounting Pronouncements

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for exit costs was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes that the adoption of SFAS No. 146 will not have a significant impact on its results of operations or financial position.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” as an amendment to SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income (loss) of an entity’s accounting policy decisions with respect to stock-based employee compensation and amends APB Opinion No. 28 to require disclosure about those effects in interim financial information. The disclosure provisions are effective for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002. The Company follows the intrinsic value method of accounting for stock-based employee compensation, but will continue to evaluate the benefits of a voluntary change to the fair value based method.

Limitation on Use of Net Operating Loss and Other Tax Credit Carry-Forwards

      At December 31, 2002, we had available net operating loss carry-forwards of approximately $74,000,000. The net operating loss carry-forwards expire at various dates through 2022.

      Section 382 of the Internal Revenue Code provides that when a corporation undergoes an “ownership change,” the corporation’s use of its net operating losses is limited in each subsequent year. An “ownership change” occurs when, as of any testing date, the sum of the increases in ownership of each shareholder that owns five percent or more of the value of a company’s stock as compared to that shareholder’s lowest percentage ownership during the preceding three-year period exceeds fifty percentage points. For purposes of this rule, certain shareholders who own less than five percent of a company’s stock are aggregated and treated as a single five-percent stockholder.

      The merger of The Duck Corporation with and into a wholly owned subsidiary of Applied Capital Funding, Inc. may have involved an “ownership change” and thus we may be unable to use a material portion of our available net operating loss carry-forwards. Furthermore, in the ordinary course of the Company’s future business operations, it could become necessary to issue shares in conjunction with acquisitions or additional financing, in order to meet the Company’s growth objectives and liquidity constraints. In addition, the exercise of outstanding warrants and certain options to purchase shares of Common Stock may require us to issue additional shares of Common Stock. The issuance of a significant number of shares of Common Stock could result in an “ownership change.” If we were to experience such an “ownership change,” we might not be able to use a substantial amount of our available net operating loss carry-forwards to reduce future taxable income.

      The extent of the actual future use of our net operating loss carry-forwards is subject to inherent uncertainty because it depends on the amount of otherwise taxable income we may earn. We cannot give any assurance that we will have sufficient taxable income in future years to use any of our net operating loss carry-forwards before they would otherwise expire.

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

      Since our inception, we have incurred significant losses and negative cash flow from operations, and as of December 31, 2002, we had an accumulated deficit of approximately $105.1 million. On February 28, 2002, we had cash reserves of approximately $215,000. During fiscal 2003, we expect to meet our working capital obligations and other cash requirements with cash derived from operations, from sales of our common stock under the equity line of credit arrangements with Crossover Ventures, Inc., and other financing as required. There can be no assurance, however, that cash from operations and the other sources described above will be achieved or will be sufficient for our operating needs or that we will be able to achieve profitability on a consistent basis, if at all. In the event that cash flow from operations is less than anticipated and we are unable to secure additional funding, in order to preserve cash, we would be required to further reduce expenditures and effect further reductions in our corporate infrastructure, either of which could have a material adverse effect on our ability to continue our current level of operations. Even if we obtain additional working capital in the near future, to the extent that operating expenses increase or we need additional funds to make acquisitions, develop new technologies or acquire strategic assets, the need for additional funding may be accelerated and there can be no assurances that any such additional funding can be obtained on terms acceptable to us, if at all.

If we cannot generate sufficient positive cash flows from our operations, our operating results and our stock price may be negatively impacted.

      Although we have significantly decreased our operating expenses throughout 2002, we are still incurring approximately $400,000 of monthly operating costs. We currently do not generate sufficient revenues to offset our operating costs. Our current sources of financing are two common stock purchase agreements entered into in December 2000 and November 2001 as well as any additional financings into which we may enter. However, it is possible that current commitments for capital will not guarantee us enough cash to cover our current level of operating expenses. Moreover, as we continue to expand our product and service offerings to maintain our competitive advantage, we may be required to incur additional costs to hire and retain additional personnel, license complementary third party technology for use in our proprietary software or expand both our international and domestic presence to enter new markets. These costs may significantly increase our current level of monthly operating expenses. Failure to generate sufficient capital through both our revenue streams and financings may require us to execute additional corporate restructurings, scale back our product or service offerings or limit the markets into which we enter. Any of these items, or a combination thereof, could have a harmful effect on our operating results and our stock price.

We have a history of losses and negative cash flow and anticipate continued losses.

      We have not achieved profitability, and it is a possibility that we will continue to incur operating losses for the foreseeable future as we fund operating and capital expenditures in implementing our business plan. Our business model assumes that consumers will be attracted to and use broadband-specific video compression technology to access content available on customer Web sites or over proprietary networks that will, in turn, allow us to provide our technology solutions to customers. Our business model is not yet proven, and we cannot assure you that we will ever achieve or sustain profitability or that our operating losses will not increase in the future. Our business strategy may be unsuccessful and we may not be able to adequately address all or any of these risks. Even if we are able to achieve profitability, we may be unable to sustain or increase our profitability. In either case, our operating results and liquidity would be harmed.

Because we recently changed our strategic operating model, we are a relatively new company and we may be unable to make the changes necessary to operate as a new company and execute our business plan.

      From June 1999 to April 2000, we were primarily engaged in the development of interactive, broadband web channels with television-quality video. In April 2000, we implemented a new business plan focusing on the distribution of our video compression technology for use over the Internet and in proprietary networks, such as those networks, which include set-top boxes. As a result, our company is a relatively new venture. In transitioning to our new business model, we have substantially changed our business operations, sales and implementation practices, customer service and support operations and management focus. If we are not successful, we may not achieve profitability. To implement our business plan and achieve profitability, we face new risks and challenges, including a lack of meaningful historical financial data upon which to plan future budgets, competition from a new range of sources, the need to develop strategic relationships and other risks described below.

      Our ability to generate profits will depend on our ability:

•	to attract customers to use our technology infrastructure and support services;

•	to generate revenues from software licensing and sales, broadband streaming services and consulting and engineering services for customers wishing to deliver broadband content to end users; and

•	to control costs.

Our stock price may fluctuate for reasons beyond our control, which could result in losses on your investment in our stock.

      Fluctuations in the market price of our common stock may adversely affect our access to capital and financing and our ability to attract and retain qualified personnel. Historically, our common stock price has fluctuated widely, with a 52-week range as of February 1, 2003 of $0.08 to $0.54. We expect fluctuations to continue in the future for a number of reasons, including:

•	quarterly variations in our operating results;

•	competitive announcements;

•	the operating and stock price performance of other companies that investors may deem comparable to us;

•	news relating to trends in our markets; and

•	changes in financial estimates by securities analysts or failure to meet analyst estimates.

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

      Sales of significant amounts of our common stock in the public market in the future, the perception that sales will occur or the registration of shares could significantly depress the market price of our common stock or hinder our future ability to raise capital. We have granted some of the holders of those securities demand registration rights and anti-dilution. We may also issue additional shares in acquisitions and may grant additional stock options to our employees, officers, directors and consultants under the stock option plans.

      In addition, we have entered into two common stock purchase agreements with Crossover Ventures for the sale of up to 24,500,000 shares of common stock. As of March 25, 2003 we had sold 21,988,194 of these shares. We may sell the remaining shares during 2003. Such sales would be made based upon formulas and limitations contained in the common stock purchase agreements. In addition, the shares issuable to Crossover Ventures under the common stock purchase agreements will be issued at a discount to the daily volume weighted average prices of our common stock. As we sell shares of common stock to Crossover Ventures under the common stock purchase agreements, and then Crossover Ventures sells the common stock to third parties, our common stock price may decrease due to the additional shares in the market. If, as we have done in the past, we decide to draw down under the common stock purchase agreements as the price of our common stock decreases, we will be required to issue more shares of our common stock for any given dollar amount invested by Crossover Ventures, subject to the minimum selling price we specify. The more shares that are issued under the common stock purchase agreements, the more our shares will be diluted and the more our stock price may decline. This may encourage short sales, which could place further downward pressure on the price of our common stock. The following table represents the number of shares of common stock we would be required to issue to Crossover Ventures at price levels ranging from $0.08 to $0.54, which approximates the 52-week high and low price of our common stock as of February 1, 2003. This analysis assumes we request a draw down of $300,000 for a 20-day period and assumes the shares are sold at a 10% discount.

Number of Shares of Common
Volume Weighted	Stock Issued to Crossover
Average Price for 20-Day Period	Ventures

$0.08	4,166,666
$0.17	1,960,784
$0.26	1,282,051
$0.35	952,380
$0.43	775,193
$0.54	617,283

Because we depend on the growth of broadband internet use, if growth for broadband declines, our revenue may decline and we may not achieve profitability.

      We derive, and expect to continue to derive substantially all of our revenue from the sale of technology and services used over Internet connections and proprietary networks that require broadband access. If the long-term growth in demand for broadband access does not grow as we expect, the demand for many of our products and services may decline or grow more slowly than we expect. As a result, we may not be able to grow our business, and our revenue and profitability may decline from current levels.

      Broadband web usage may be inhibited for a number of reasons, such as:

•	inadequate network infrastructure;

•	security concerns;

•	inconsistent quality of service; and

•	availability of cost-effective, high-speed service.

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

Potential customers may not purchase our technology and services at anticipated levels if internet capacity constraints continue to impair the ability of consumers to access our web site or our customer’s web sites, which could hinder our ability to generate revenue.

      Our success will depend, in large part, upon a robust communications industry and infrastructure for providing Internet access and carrying Internet traffic. Lack of the necessary infrastructure or broadband capacity will limit our ability to generate revenue from encoding and streaming services. The Internet may ultimately not prove to be a viable commercial medium because of:

•	inadequate development of the necessary infrastructure such as a reliable network backbone;

•	failure to timely develop complementary products such as high speed modems that will enable broadband access for individuals;

•	delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity; or

•	increased government regulation.

      If the Internet continues to experience significant growth in the number of users and the level of use, then the Internet infrastructure may not be able to continue to support the demands placed on it.

A third-party could seek to prevent us from supporting certain software platforms, including certain components of our own software platforms.

      As a result of a dispute with RealNetworks, in May 2002 we notified RealNetworks that we were terminating our July 2001 agreement with Real. Because the arrangement with RealNetworks was exclusive in certain respects, should it hereafter be determined that our termination of the agreement was not effective, we could be restricted from supporting other software platforms, including certain components of our own software platforms. In such event, we may encounter difficulty in selling or licensing our products and achieving expected revenue levels. For more information see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Regulatory changes in the internet industry involve uncertainties, and the resolution of these uncertainties could adversely affect our business by raising our costs or reducing potential revenues.

      Although we are not currently subject to direct regulation by any governmental agency other than rules and regulations that apply to businesses generally and any export and import controls which may apply to our products, laws and regulations specifically pertaining to the Internet are new and developing. These laws, when enacted may require us to comply with new procedures or limit the scope of our technology or services, which could raise our expenses or reduce our revenues. The developing laws and regulations govern matters such as online content, intellectual property, user privacy, e-commerce, information security and taxation. Moreover, we may be liable to third parties for any content that we encode, distribute or make available on our website if that content violates a third party’s intellectual property rights or violates any applicable laws, such as obscenity laws or defamation laws. In addition, the applicability of existing laws to the Internet is uncertain and evolving.

Effects of anti-takeover provisions could inhibit potential investors or delay or prevent a change of control that may favor you.

      Some of the provisions of our certificate of incorporation, our bylaws and Delaware law could, together or separately:

•	discourage potential acquisition proposals;

•	delay or prevent a change in control; and

•	limit the price that investors might be willing to pay in the future for shares of our common stock.

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

Item 7.	FINANCIAL STATEMENTS

      The consolidated financial statements are included herein and filed as a part of this report. See Index on page F-1.

Item 8.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

      Effective March 15, 2002, the Board of Directors, upon the recommendation of the Audit Committee, approved the engagement of Eisner LLP (formerly Richard A. Eisner & Company, LLP) as its independent accountants for the fiscal year ending December 31, 2002 and dismissed the firm of Arthur Andersen LLP.

      None of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred within the Company’s two most recent fiscal years and the subsequent interim period through March 15, 2002. Andersen’s reports on the Company’s consolidated financial statements for the fiscal years ended December 31, 2000 and 2001 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except that each such report contained an explanatory paragraph regarding On2’s ability to continue as a going concern.

      During the Company’s two most recent fiscal years ended December 31, 2001, and the subsequent interim period through March 15, 2002, the Company did not consult with Eisner LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

      The information required is incorporated by reference from the sections entitled “Directors and Executive Officers”, “The Board of Directors” and “Compliance with Section 16(a) of the Exchange Act” contained in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 2003 (the “Proxy Statement”), which is to be filed with the Securities and Exchange Commission.

Item 10.	Executive Compensation

      The information required is incorporated by reference from the section entitled “Executive Compensation” contained in the Proxy Statement, which is to be filed with the Securities and Exchange Commission.

Item 11.	Security Ownership of Certain Beneficial Owners and Management

      The information required is incorporated by reference from the sections entitled “Security Ownership of Principal Stockholders” and “Security Ownership of Executive Officers and Directors” contained in the Proxy Statement, which is to be filed with the Securities and Exchange Commission.

Item 12.	Certain Relationships and Related Transactions

      The information required is incorporated by reference from the section entitled “Certain Relationships and Related Transactions” contained in the Proxy Statement, which is to be filed with the Securities and Exchange Commission.

Item 13.	Controls and Procedures

      (a) Evaluation of Disclosure Controls and Procedures

      Our chief executive officer and chief financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934), as of a date within 90 days of the filing date of this annual report (Evaluation Date), that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported, within required time periods. They have concluded that as of the Evaluation Date, the registrant’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the registrant and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this annual report was being prepared.

      (b) Changes in Internal Controls

      There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date, nor were there any significant deficiencies or material weaknesses in these controls requiring corrective actions.

Item 14.	Exhibits and Reports on Form 8-K.

Exhibit
No.		Identification of Exhibit

3.1*	***	Certificate of Incorporation of the Company
3.2*	*******	Bylaws of the Company
4.1*		Securityholders Agreement, dated as of December 1, 1999, between the Company and thirteen securityholders party thereto
4.2*		Form of Investor Rights Agreement, dated as of December 1, 1999,between the Company and each of nine investors
4.3*		Form of Warrant issued to the investors party to the Investor Rights Agreement
4.4*	***	Form of Investors’ Rights Agreement between the Company and the holders of Series C Preferred Stock, Series C-II Preferred Stock and Series C-III Preferred Stock
4.5*	***	Certificate of Designations for the Company’s Series C Preferred Stock
4.6*	***	Certificate of Designations for the Company’s Series C-II Preferred Stock
4.7*	***	Certificate of Designations for the Company’s Series C-III Preferred Stock
4.8*	***	Form of Warrant issued to the holders of Series C Preferred Stock,Series C-II Preferred Stock and Series C-III Preferred Stock
4.10	*****	Common Stock Purchase Agreement, dated as of July 18, 2001 by and between the Company and Real.
4.11	*****	Investor Rights Agreement, dated as of July 18, 2001, between Real and the Company
10.1*	*	Employment Agreement with Douglas McIntyre
10.2*	*	Employment Agreement with Mark Meagher
10.3*	**	Common Stock Purchase Agreement, dated as of December 1, 2000,between the Company and Crossover Ventures, Inc.
10.4*	***	Deferred Pricing Agreement, dated as of January 19, 2001, between the Company and The Travelers Indemnity Company
10.5*	****	Development Services and License Agreement dated July 18, 2001 between the Company and RealNetworks, Inc., subject to an Order Granting Confidential Treatment under The Securities Exchange Act of 1933 (CF #11815).
10.6*	*****	Common Stock Purchase Agreement, dated as of November 21, 2001,between the Company and Crossover Ventures, Inc.

Exhibit
No.	Identification of Exhibit

10.7	Lease Agreement, dated as of September 26, 2002 between the Company and Sitterly Associates II, LLC.
15.1	Statement Regarding Predecessor Independent Public Accountants’ Consent
21*******	Subsidiaries
99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999 and incorporated by reference herein.

**	Filed as an exhibit to the Company’s Current Report on Form 10-QSB for the period ended June 30, 2000 and incorporated by reference herein.

***	Filed as an exhibit to the Company Registration on Form S-3, filed with the SEC on December 8, 2000 and incorporated by reference herein.

****	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000 and incorporated by reference herein

*****	Filed as an exhibit to the Company’s Registration on Form SB-2/ A, filed with the SEC on September 13, 2001 and incorporated by reference herein.

******	Filed as an exhibit to the Company’s Registration on Form SB-2, filed with the SEC on November 29, 2001 and incorporated by reference herein.

*******	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year December 31, 2002 and incorporated herein by reference.

********	Filed as an Exhibit to the Company’s Proxy Statement on Schedule 14A, filed with the SEC on March 25, 2002.

      (b) Reports filed on Form 8-K for the three months ended December 31, 2002.

      None.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereby duly authorized on March 28, 2003.

ON2 TECHNOLOGIES, INC.

By:	/s/ DOUGLAS A. MCINTYRE

Douglas A. McIntyre
Chairman, President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DOUGLAS A. MCINTYRE (Douglas A. McIntyre)	Chairman, President, Chief Executive Officer and Director	March 28, 2003

/s/ MARK J. MEAGHER (Mark J. Meagher)	Executive Vice President, Chief Financial Officer (Principal Financial Officer) and Director	March 28, 2003

/s/ ANTHONY PRINCIPE (Anthony Principe)	Vice President, Controller and Principal Accounting Officer	March 28, 2003

/s/ STEPHEN D. KLEIN (Stephen D. Klein)	Director	March 28, 2003

/s/ WILLIAM A. NEWMAN (William A. Newman)	Director	March 28, 2003

/s/ J. ALLEN KOSOWSKY (J. Allen Kosowsky)	Director	March 28, 2003

/s/ THOMAS WEIGMAN (Thomas Weigman)	Director	March 28, 2003

CERTIFICATIONS

I, Douglas A. McIntyre, certify that:

      1) I have reviewed this annual report on Form 10-KSB of On2 Technologies, Inc.:

      2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4) The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined) in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5) The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6) The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ DOUGLAS A. MCINTYRE

Douglas A. McIntyre
Chairman, President and Chief Executive Officer

Date: March 28, 2003

CERTIFICATIONS

I, Mark Meagher, certify that:

      1) I have reviewed this annual report on Form 10-KSB of On2 Technologies, Inc.:

      2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4) The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined) in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5) The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6) The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ MARK J. MEAGHER

Mark J. Meagher
Chairman, President and Chief Executive Officer

Date: March 28, 2003

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders

On2 Technologies, Inc.
Clifton Park, New York

      We have audited the accompanying consolidated balance sheet of On2 Technologies, Inc. and Subsidiaries as of December 31, 2002 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of On2 Technologies, Inc. and Subsidiaries as of December 31, 2001 and for the year then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated February 21, 2002, which calls attention to substantial doubt about the Company’s ability to continue as a going concern.

      We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of On2 Technologies, Inc. and Subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Eisner LLP

New York, New York

January 23, 2003

With respect to Note 12(c)

March 24, 2003

INFORMATION REGARDING PREDECESSOR INDEPENDENT

PUBLIC ACCOUNTANTS’ REPORT

THE FOLLOWING REPORT IS A COPY OF A PREVIOUSLY ISSUED REPORT BY ARTHUR ANDERSEN LLP. THE REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP NOR HAS ARTHUR ANDERSEN LLP CONSENTED TO ITS INCLUSION IN THIS ANNUAL REPORT ON FORM 10-KSB.

REPORT OF PREVIOUS INDEPENDENT PUBLIC ACCOUNTANTS

To On2 Technologies, Inc.:

      We have audited the accompanying consolidated balance sheet of On2 Technologies, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of On2 Technologies, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Arthur Andersen LLP

New York, New York

February 21, 2002

ON2 TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

ASSETS
Current assets:
Cash	$553,000	$216,000
Accounts receivable, less allowance for doubtful accounts of $50,000 and $136,000 as of December 31, 2002 and 2001, respectively	601,000	679,000
Prepaid and other current assets	101,000	223,000

Total current assets	1,255,000	1,118,000
Property and equipment, net	353,000	1,406,000
Intangible assets, net	463,000	1,121,000
Other assets	9,000	282,000

Total assets	$2,080,000	$3,927,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$266,000	$499,000
Accrued expenses	254,000	489,000
Deferred revenue		35,000
Capital lease obligations	4,000	—

Total current liabilities	524,000	1,023,000
Capital lease obligation, excluding current portion	5,000
Convertible debentures	569,000	2,000,000

Total liabilities	1,098,000	3,023,000

Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; 9,920,000 and 12,929,000 shares issued and outstanding at December 31, 2002 and 2001, respectively	99,000	129,000
Common stock, $0.01 par value; 100,000,000 shares authorized; 59,588,000 and 38,565,000 shares issued and outstanding at December 31, 2002 and 2001, respectively	596,000	386,000
Additional paid-in capital	105,422,000	99,549,000
Accumulated other comprehensive loss	(16,000)	(10,000)
Accumulated deficit	(105,119,000)	(99,150,000)

Total stockholders’ equity	982,000	904,000

Total liabilities and stockholders’ equity	$2,080,000	$3,927,000

See accompanying notes to consolidated financial statements

ON2 TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2002	2001

Revenues	$3,353,000	$2,220,000
Operating expenses:
Cost of revenues	2,056,000	2,233,000
Research and development	2,149,000	3,856,000
Sales and marketing(1)	924,000	2,295,000
General and administrative(2)	2,846,000	4,693,000
Amortization of goodwill and other intangible assets	19,000	1,154,000
Cost curtailment and restructuring charges	581,000	293,000 (3)
Impairment charges	30,000	2,931,000 (3)
Non-cash stock based compensation	16,000	144,000

Total operating expenses	8,621,000	17,599,000

Loss from operations	(5,268,000)	(15,379,000)
Interest and other income (expense), net	(5,000)	(1,589,000)

Loss before provision for income taxes	(5,273,000)	(16,968,000)
Provision for income taxes	28,000	64,000

Net loss	(5,301,000)	(17,032,000)
Non-cash convertible preferred stock dividend	668,000	4,130,000

Net loss attributable to common stockholders	$(5,969,000)	$(21,162,000)

Basic and diluted net loss per common share	$(0.11)	$(0.64)

Weighted average basic and diluted common shares outstanding	52,252,000	33,120,000

(1)	Excluding $10,000 of non-cash stock based compensation for the year ended December 31, 2001.

(2)	Excluding the following general and administrative expenses, which are presented separately:

• $1,154,000 of amortization of goodwill and other intangibles, $293,000 of cost curtailment and restructuring charges, $2,931,000 of impairment charges and $134,000 of non-cash stock-based compensation for the year ended December 31, 2001.

• $19,000 of amortization of goodwill and other intangibles, $581,000 of cost curtailment and restructuring charges, $30,000 of impairment charges and $16,000 of non-cash stock-based compensation for the year ended December 31, 2002.

(3)	Reclassified to conform to current year presentation

See accompanying notes to consolidated financial statements

ON2 TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Convertible
	Preferred Stock		Common Stock		Additional		Other		Total
					Paid-In	Deferred	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Loss	Deficit	Equity

Balance at January 1, 2001	5,053,000	$50,000	27,684,000	$277,000	$86,294,000	$(47,000)	$(4,000)	$(77,988,000)	$8,582,000
Net loss								(17,032,000)	(17,032,000)
Foreign currency translation adjustment							(6,000)		(6,000)

Comprehensive loss									(17,038,000)

Non-cash stock based compensation			200,000	2,000	142,000				144,000
Issuance of common stock in connection with the exercise of stock options			16,000		13,000				13,000
Amortization of deferred compensation						44,000			44,000
Adjustment for cancellation of warrant					(3,000)	3,000			—
Cancellation of Series C convertible preferred stock	(1,644,000)	(16,000)			16,000				—
Issuance Series C-IV and Series C-V convertible preferred stock to replace Series C convertible preferred stock	5,949,000	59,000			(59,000)				—
Issuance of Series C-VI convertible preferred stock and warrants, net of expenses	3,571,000	36,000			1,964,000				2,000,000
Issuance of common stock in connection with the equity line of credit			8,476,000	85,000	4,106,000				4,191,000
Issuance of common stock in connection with the employee stock purchase plan			41,000		12,000				12,000
Issuance of common stock to settle certain compensation and lease arrangements			262,000	3,000	324,000				327,000
Common stock issued in connection with private placement			1,786,000	18,000	982,000				1,000,000
Transaction costs paid in connection with equity credit line			100,000	1,000	(12,000)				(11,000)
Warrants issued and discount recognized in connection with issuance of convertible debentures					1,640,000				1,640,000
Non-cash convertible preferred stock dividends					4,130,000			(4,130,000)	—

Balance at December 31, 2001	12,929,000	$129,000	38,565,000	$386,000	$99,549,000	$—	$(10,000)	$(99,150,000)	$904,000

	Convertible
	Preferred Stock		Common Stock		Additional		Other		Total
					Paid-In	Deferred	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Loss	Deficit	Equity

Balance at December 31, 2001	12,929,000	$129,000	38,565,000	$386,000	$99,549,000	$—	$(10,000)	$(99,150,000)	$904,000
Net loss								(5,301,000)	(5,301,000)
Foreign currency translation adjustment							(6,000)		(6,000)

Comprehensive loss									(5,307,000)

Issuance of common stock in connection with the employee stock purchase plan			61,000	1,000	16,000				17,000
Issuance of common stock and warrants in connection with the conversion of Series A convertible debentures			4,444,000	44,000	1,980,000				2,024,000
Issuance of common stock in connection with the equity line of credit			12,537,000	126,000	3,114,000				3,240,000
Issuance of common stock in connection with the conversion of Series C II preferred stock	(925,000)	(9,000)	1,333,000	13,000	(4,000)				—
Issuance of common stock in connection with the conversion of Series C III preferred stock	(2,050,000)	(21,000)	2,614,000	26,000	(5,000)				—
Issuance of common stock in connection with the conversion of Series B preferred stock	(34,000)	—	34,000	—					—
Warrants issued for consulting services					16,000				16,000
Warrants issued and discount recognized in connection with issuance of convertible debentures					88,000				88,000
Non-cash convertible preferred stock dividends					668,000			(668,000)	—

Balance at December 31, 2002	9,920,000	$99,000	59,588,000	$596,000	$105,422,000	$—	$(16,000)	$(105,119,000)	$982,000

See accompanying notes to consolidated financial statements

ON2 TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2002	2001

Cash flows from operating activities:
Net loss	$(5,301,000)	$(17,032,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock based charges	16,000	144,000
Debt conversion costs	24,000
Restructuring and impairment charges	30,000	3,224,000
Depreciation and amortization	1,500,000	2,987,000
Deferred compensation		44,000
Reserve for bad debts	50,000	125,000
Loss on abandonment of assets	289,000
Amortization of debt discount	7,000	1,640,000
Impairment of equity investments		125,000
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	29,000	(446,000)
Prepaid and other current assets	121,000	229,000
Other assets	254,000	138,000
Accounts payable and accrued expenses	(468,000)	(1,241,000)
Deferred revenue	(35,000)	(38,000)

Net cash used in operating activities	(3,484,000)	(10,101,000)

Cash flows from investing activities:
Purchases of property and equipment	(78,000)	(143,000)
Proceeds from the sale of fixed assets		25,000
Purchase of long-term equity investment		(8,000)
Cash paid for acquisitions, net of cash acquired		(42,000)

Net cash used in investing activities	(78,000)	(168,000)

Cash flows from financing activities:
Principal payments on capital lease obligations	(2,000)	(26,000)
Principal payments on notes payable		(251,000)
Financing costs		(10,000)
Proceeds from the issuance of Series C-VI Preferred Stock, net		2,000,000
Proceeds from the sale of common stock, net	3,258,000	5,203,000
Proceeds from the issuance of convertible debentures	650,000	2,000,000
Proceeds from exercise of common stock options and warrants		13,000

Net cash provided by financing activities	3,906,000	8,929,000

Net change in cash and cash equivalents	344,000	(1,340,000)
Effect of exchange rate changes on cash and cash equivalents	(7,000)	(6,000)
Cash and cash equivalents, beginning of period	216,000	1,562,000

Cash and cash equivalents, end of period	$553,000	$216,000

Supplemental disclosure of cash flow information and non-cash transactions:

	Year Ended December 31,

	2002	2001

Cash paid during the period for:
Interest	$6,000	$6,000

Taxes	$18,000	$55,000

Non-cash transactions:
Issuance of common stock to settle contractual obligations		$34,000

Shares issued in connection with common stock purchase agreement		$33,000

Acquisition of fixed assets under capital leases	$33,000

Conversion of Preferred Stock into Common Stock	$30,000

Conversion of debentures into common stock and warrants	$2,024,000

Debt discount in connection with the issuance of convertible debentures and warrants	$88,000

Non-cash convertible preferred stock dividends	$668,000

See accompanying notes to consolidated financial statements

ON2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002 and 2001

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

      The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern. The Company has incurred recurring operating losses and negative operating cash flows since its inception. The Company is actively pursuing increases to its net cash flows through increases in revenues and financing from its equity lines of credit (see note 8). During the year ended December 31, 2002 the Company terminated its building lease in New York City, reduced its staff and consolidated operations in the Albany, New York area for purposes of reducing the Company’s operating expenses. The Company believes that a combination of increases to operating cash flow, primarily through revenue growth and cost cutting initiatives, and funds that may be received from its equity lines of credit or additional financings will generate sufficient cash flow to fund its operations through 2002. The Company’s plan to increase cash flows from operations relies significantly on increases in revenue generated from its compression technology services, products and licenses. However, there are no assurances that such increases in revenues will be attained or that draws on the equity line or additional financings will be successfully consummated.

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

(d) Intangible Assets

      Intangible assets consist of purchased technology and certain other intangible assets that are stated at cost less accumulated amortization. Goodwill and other intangible assets were amortized using the straight-line method over the expected period of benefit of the respective asset, ranging from 3 to 15 years. In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS 142 requires goodwill and other intangible assets to be tested for impairment at least annually, and written off when impaired, rather than being amortized as previously required. As of December 31, 2001 and 2002, the Company had no recorded goodwill or indefinite lived intangibles. As of December 31, 2001 and 2002, the Company’s intangible assets consisted primarily of purchased technology and the Company anticipates

ON2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amortizing the remaining balance of $463,000 over the remaining useful life through September 30, 2003. However, the Company will continually evaluate its purchased technology upon significant changes in certain circumstances that may result in an impairment of the net carrying value.

(e) Impairment of Long-Lived Assets and Finite-Lived Intangible Assets

      Long-lived assets and identifiable intangibles with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(f) Fair Value of Financial Instruments and Concentration of Credit Risk

      The fair values of cash and cash equivalents, accounts receivables and accounts payables approximate their carrying values based on the short-term maturities of these financial instruments.

      The Company performs ongoing credit evaluations of its customers’ financial condition and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. Such losses have been within management’s expectations.

(g) Income Taxes

      The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated results of operations in the period that the tax change occurs. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

(h) Revenue Recognition

      The Company primarily generates revenue from the sale of its software licenses and its professional service offerings.

      The Company’s revenue recognition policies are in accordance with SOP 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended by SOP 98-4, “Deferral of the Effective Date of SOP 97-2, Software Revenue Recognition” and SOP 98-9, “Modification of SOP 97-2 with Respect to Certain Transactions” (“SOP 98-9”). Under each arrangement, revenues are recognized when a non-cancelable agreement has been signed and the customer acknowledges an unconditional obligation to pay, the products or applications have been delivered, there are no uncertainties surrounding customer acceptance, the fees are fixed and determinable, and collection is considered probable. Revenues recognized from multiple-element software arrangements are allocated to each element of the arrangement based on the fair values of the elements, such as product licenses, post-contract customer support, or training. The determination of the fair value is based on the vendor specific objective evidence available to the Company. If such evidence of the fair value of each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of the fair value does exist or until all elements of the arrangement are delivered.

ON2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Software Licenses

      The Company’s software licensing arrangements typically consist of two elements: a software license and post-contract customer support (“PCS”). The Company recognizes license revenues based on the residual method after all elements other than PCS have been delivered as prescribed by SOP 98-9. The Company recognizes PCS revenues over the term of the maintenance contract or on a “per usage” basis, whichever is stated in the contract. In accordance with SOP 97-2, vendor specific objective evidence of the fair value of PCS is determined by reference to the price the customer will have to pay for PCS when it is sold separately (i.e. the renewal rate). Each license agreement offers additional PCS at a stated price. Revenue is recognized on a per copy basis for licensed software when each copy of the licensed software purchased by the customer or reseller is delivered. The Company does not allow returns, exchanges or price protection for sales to its customers or its resellers nor does it allow its resellers to purchase software licenses under consignment arrangements.

Professional Services

      Professional services consist of customized engineering and consulting services and encoding services.

      When customized engineering and consulting services are sold together with a software license, the arrangement typically requires customization and integration of the software into a third party hardware platform. In these arrangements, the Company requires the customer to pay a fixed fee for the engineering and consulting services and a licensing fee in the form of a per-unit royalty. The Company accounts for its engineering and consulting arrangements in accordance with SOP 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts,” (“SOP 81-1”). When reliable estimates are available for the costs and efforts necessary to complete the engineering or consulting services and those services do not include contractual milestones or other acceptance criteria, the Company accounts for the arrangements under the percentage of completion contract method pursuant to SOP 81-1 based upon input measures such as hours. When such estimates are not available, the completed contract method is utilized.

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

(j) Software Development Costs

      The Company recognizes costs associated with new software or product development and/or significant enhancements to current software or products in accordance with SFAS No. 86, “Software Development Costs” (“SFAS 86”). Under SFAS 86, these costs are expensed until technological feasibility has been established, at which time any additional costs are capitalized. The Company essentially has completed its software development concurrently with technological feasibility and, accordingly, has not capitalized any software development costs.

      Software developed for internal use is recognized in accordance with SOP 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). SOP 98-1 requires all costs related to the development of internal use software other than those incurred during the application

ON2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

development stage to be expensed as incurred. It also provides guidance on the capitalization of costs incurred during the application development stage for computer software developed or obtained for internal use.

(k) Stock-Based Compensation

      Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” encourages the use of the fair value based method of accounting for stock-based employee compensation. Alternatively, SFAS No. 123 allows entities to continue to apply the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees”, and related interpretations and provide pro forma disclosures of net income (loss) and earnings (loss) per share, as if the fair value based method of accounting had been applied to employee awards. The Company has elected to continue to apply the provisions of APB Opinion 25 and provide the disclosures required by SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, which was released in December 2002 as an amendment of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all awards.

	Year Ended December 31,

	2002	2001

Reported net loss attributable to common stockholders	$(5,969,000)	$(21,162,000)
Stock-based employee compensation determined under the fair value-based method	(3,797,000)	(7,250,000)

Pro forma net loss	$(9,766,000)	$(28,412,000)

Loss per common share (basic and diluted):
As reported	$(0.11)	$(0.64)

Pro forma	$(0.19)	$(0.86)

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model reflecting the following:

	Year Ended
	December 31,

	2002	2001

Volatility	116%	106%
Expected life of options	3 years	3 years
Risk free interest rate	3.5%	3.5%
Dividend yield	0%	0%

      The weighted average fair value of options granted during the years ended December 31, 2002 and 2001 were $0.22 and $0.43, respectively.

(l) Net Loss Per Common Share

      The Company computes net loss per common share in accordance with Statement of Financial Accounting Standard No. 128, “Computation of Earnings Per Share,” (“SFAS 128”). In accordance with SFAS 128, basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the conversion of the preferred stock and convertible debentures (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the Treasury Stock method); common equivalent shares are excluded from the calculation if their effect is anti-dilutive.

ON2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Diluted loss per share has not been presented separately, as the convertible preferred stock, convertible debentures and the outstanding stock options and warrants are anti-dilutive for each of the periods presented.

(m) Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(n) Segment Reporting

      The Company adopted the provisions of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS 131”). The Company operates in one business segment, the sale of video compression software and related services, for which it receives revenues from its customers. The Company’s Chief Operating Decision Maker is the Company’s Chief Executive Officer (“CEO”), who receives consolidated financial information for purposes of evaluating the Company’s operational and financial performance. The CEO does not receive discrete financial information regarding the operating results of the Company’s individual products and services.

      Our customers typically represent large digital communication and media companies, entertainment companies, telecommunication companies and other global corporations that operate within the digital media industry. For the year ended December 31, 2002, three customers accounted for 27%, 11% and 11% of the Company’s total revenues. For the year ended December 31, 2001, four customers accounted for 26%, 23%, 13% and 13% of the Company’s total revenues. As of December 31, 2002, four customers accounted for 22%, 20%, 19% and 15% of total accounts receivable. As of December 31, 2001, three customers accounted for 42%, 31% and 21% of total accounts receivable.

      For the year ended December 31, 2002, foreign customers accounted for approximately 50% of total revenue. These customers are primarily located in Asia. For the year ended December 31, 2001, foreign customers accounted for approximately 67% of total revenue. These customers are primarily located in Asia.

      The Company’s assets and operations have been and are currently based within in the United States, except for two research and development employees located in the United Kingdom. There was no significant revenue generated from the United Kingdom operations for the years ended December 31, 2002 and 2001.

(o) Recently Issued Accounting Pronouncements

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Cost Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for exit costs was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes that the adoption of SFAS No. 146 will not have a significant impact on its results of operations or financial position.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” as an amendment to SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure

ON2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

about the effects on reported net income (loss) of an entity’s accounting policy decisions with respect to stock-based employee compensation and amends APB Opinion No. 28 to require disclosure about those effects in interim financial information. The disclosure provisions are effective for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002. The Company follows the intrinsic value method of accounting for stock-based employee compensation, but will continue to evaluate the benefits of a voluntary change to the fair value based method.

(2) Property and Equipment

	December 31,

	2002	2001

Furniture and fixtures	$65,000	$278,000
Computer equipment	2,286,000	2,896,000
Leasehold improvements	73,000	487,000
Licensed software	588,000	857,000

	3,012,000	4,518,000
Less accumulated depreciation and amortization	2,659,000	3,112,000

Total	$353,000	$1,406,000

      As of December 31, 2002, property and equipment included assets under capital leases of $103,000 with related accumulated depreciation of $92,000. As of December 31, 2001, property and equipment included assets under capital leases of $91,000 with related accumulated depreciation of $61,000. Depreciation expense was $854,000 and $1,205,000 for the years ended December 31, 2002 and 2001, respectively.

      In August 2002, the Board approved a plan to relocate the Company’s offices from New York City and consolidate operations in the Albany, New York area for the purpose of decreasing the Company’s operating expenses. The Company wrote off $289,000 of the net carrying value of fixed assets abandoned as a result of closing the New York City office.

(3) Intangible Assets

	December 31,

	2002	2001

Purchased technology	$2,509,000	$2,509,000
Other intangible assets		30,000

	2,509,000	2,539,000
Less accumulated amortization	2,046,000	1,418,000

Total	$463,000	$1,121,000

      As of December 31, 2001, other intangibles consisted of a content library of $30,000, which was written off in 2002. Amortization of goodwill and other intangible assets was $1,154,000 for the year ended December 31, 2001. These amounts exclude amortization of purchased technology of $627,000 for each of the years ended December 31, 2002 and 2001 that was included in cost of revenues.

ON2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4) Accrued Expenses

	December 31,

	2002	2001

Accrued compensation	$78,000	$96,000
Accrued professional fees	54,000	150,000
Other accrued expenses	122,000	93,000
Funds received prior to issuance of shares under common stock purchase agreement		150,000

Total	$254,000	$489,000

(5) Acquisitions

(a) Asset Purchase of DVD Mags, Inc.

      In 2000, Quickband, Inc. (“Quickband”), a wholly owned subsidiary of the Company, acquired substantially all of the assets of DVD Mags, Inc. In connection with this acquisition, the Company recorded $2,084,000 of goodwill and library content.

      As part of a restructuring plan approved by the Board of Directors in December 2000 in which the Company would dispose of its non-strategic, content related assets, the Company decided to sell the content acquired and created in connection with the Quickband library. The Company recorded non-cash restructuring and impairment charges of $30,000 and $470,000 for the years ended December 31, 2002 and 2001, respectively, related to the Quickband content library (see note 11).

(b) Eight Cylinder Studios, Inc.

      In connection with the acquisition of Eight Cylinder Studios, Inc. (“8CS”) in 2000, the Company recorded $3,655,000 of goodwill and other intangible assets.

      For the year ended December 31, 2001, the Company recorded an impairment charge of $2,344,000 to write-off the net carrying values of the goodwill and other intangible assets related to 8CS (see note 11).

(6) Income Taxes

      The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

      As of December 31, 2002, the Company has net operating loss carryforwards of approximately $74,346,000 which expire at various dates through 2022, resulting in a deferred tax asset of approximately $29,738,000. Past and future stock issuances may subject the Company to an annual limitation on the utilization of its net operating loss under Section 382 of the Internal Revenue Code. At December 31, 2002 there were no significant timing differences between tax and financial reporting. A full valuation allowance, which increased by $1,822,000 (the deferred tax asset as of December 31, 2001, as restated was $27,916,000) during the year ended December 31, 2002, has been recorded related to the deferred tax asset as a result of management’s uncertainty as to the realization of such asset. Accordingly, no provision for federal income tax benefit has been recognized. The tax provisions of $28,000 and $64,000 for the years ended December 31, 2002 and 2001, respectively, relate primarily to various state and local taxes.

ON2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7) Convertible Debentures

(a) Series A Convertible Debentures

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

      Under the terms of the agreement, the Debentures consist of 200 units, which are comprised of (1) $10,000 principal amount of Debentures and (2) one warrant to purchase 7,000 shares of Common Stock at an exercise price of $1.68 per share. The principal amount of the Debentures were convertible into shares of Common Stock at a conversion price of $0.45 six months after the date of issuance at the discretion of the holder. The principal amount of the Debentures is due 4 years from the date of issuance and is non-interest bearing.

      As of December 31, 2001, the Company had received the full $2,000,000 under the Debenture agreement. The Company allocated the proceeds received to the principal amount of the Debentures and the warrants based upon the relative fair value method. The difference between the relative fair value of the Debentures and the proceeds received was recorded as a debt discount. The total amount of the debt discount is limited to the total proceeds received. The total amount of the debt discount was $1,640,000 and was fully amortized as of December 31, 2001.

      In March 2002, the holder of the $2,000,000 aggregate principal amount of the Company’s Series A Convertible Debentures (the “Debentures”) elected to convert its principal into the underlying 4,444,000 shares of the Company’s common stock. The conversion ratio and the number of underlying shares of common stock were determined upon execution of the original agreement in January 2001. In connection with the conversion, the Company issued to the holder of the Debentures a warrant to purchase 200,000 shares of common stock at an exercise price of $0.43 per share. The warrant was immediately exercisable and expires in March 2007. The estimated fair value of the warrant was $68,000 based upon the Black-Scholes pricing model. The fair value of the underlying shares of common stock was $1,956,000 on the date of conversion. The Company recorded a non-cash charge of $24,000 for the excess of the fair value of the underlying shares of common stock and the warrant issued over the original net proceeds of $2,000,000.

(b) Series A Secured Convertible Debentures

      In September 2002 the Company issued $650,000 principal amount, 5.75%, four-year Series A Secured Convertible Debentures due in 2006. The debentures are convertible into the Company’s $0.01 par value common stock (“Common Stock”) at $0.112. In addition, the Company issued to the purchasers of the debentures, warrants to acquire the Company’s Common Stock. The Company sold sixty-five units with a principal amount of $10,000 per unit; each unit contained one warrant to purchase 20% warrant coverage shares of Common Stock at $0.112 per share. The debentures require interest to be paid each November and May. The interest is payable in common stock; the amount is based on the average closing price of the stock for the ten trading days prior to the payment date. The common share equivalents for the debentures and the warrants are 5,804,000 and 1,161,000, respectively.

      The Company allocated the proceeds received to the principal amount of the debentures and the warrants based upon the relative fair value method. The fair value of the warrants was determined using the Black Scholes pricing model. The difference between the proceeds allocated to, and the relative fair value of the debentures, which amounted to $88,000, was recorded as debt discount and additional paid-in capital. The discount is being amortized over the life of the debentures, including $7,000 for the year ended December 31, 2002.

ON2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8) Stockholders’ Equity

(a) Preferred Stock

      The Company has 20,000,000 shares of preferred stock authorized for issuance and, through December 31, 2002, eight series of convertible preferred stock (collectively “Preferred Stock”) were issued. Pursuant to its Certificate of Incorporation, the Company may serially designate separate classes of preferred stock up to the aggregate of its authorized limit. The holders of the various series of Preferred Stock generally have similar rights and privileges. Each class of the Preferred Stock is convertible into shares of the Company’s Common Stock based on a conversion rate and has rights and preferences which are generally more senior to the Company’s Common Stock and are more fully described in the Company’s Certificate of Incorporation.

Series A Convertible Preferred Stock

      In 1999, the Company issued 2,000,000 preferred stock purchase units (the “Units”) for $7.50 per unit.

      Each Unit consisted of one share of Series A Convertible Preferred Stock, $0.01 par value, and a warrant to purchase 1.114404 shares of Common Stock of the Company at an exercise price of $3.14 per share. Each share of Series A Preferred Stock is non-voting and may be converted at the holder’s option, at any time, into one share of Common Stock of the Company.

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

      In May 2000 and June 2000, 1,067,000 and 533,000 shares of Series A Preferred Stock, respectively, were converted into equivalent shares of the Company’s Common Stock.

Series B Convertible Preferred Stock

      In April 2000, the Company designated and issued 34,000 shares of its authorized preferred stock as Series B Preferred Stock, $0.01 par value (“Series B Preferred”), in connection with the Quickband Acquisition. Each share of Series B Preferred was convertible into one share of the Company’s Common Stock. During 2002 all of the outstanding shares of Series B Convertible Preferred Stock were converted into 34,000 shares of Common Stock.

Series C, C-IV and C-V Convertible Preferred Stock

      In 2000, the Company designated 4,286,000 shares of its authorized preferred stock as Series C Preferred Stock, $0.01 par value (“Series C Preferred”) and completed a private placement of 1,644,000 shares of the Series C Preferred with detachable warrants for an aggregate purchase price of $10,000,000, in connection with an investment by The Travelers Indemnity Company (“Travelers”). The Company incurred transaction costs of $9,000 in connection with the transaction. This investment was part of an aggregate financing of $15,000,000. The original conversion price was $6.082. The additional $5,000,000 was received and satisfied through the issuance of the Company’s Series C-II and Series C-III Convertible Preferred Stock as described below. In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of the Series C Preferred are entitled to receive a liquidation amount of $6.082 per share. The liquidation price per share would be paid out of the assets of the Company available for distribution prior to any payments made on any shares of the Company’s Common Stock or any other capital stock that ranks junior to the Preferred Stock.

ON2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In addition to the Series C Preferred, Travelers received detachable warrants which provide them the right to purchase 206,000 shares of the Company’s Common Stock at an exercise price of $8.69 per share and 206,000 shares at of the Company’s Common Stock at an exercise price of $10.86 per share (collectively “Travelers’ Warrants”).

      Concurrently with its investment in June 2000, Travelers was granted pricing protection on its investment regarding the subsequent investments in the Series C-II and Series C-III Preferred Stock that allowed for the following:

      Upon the earlier of (i) a change of control or (ii) December 31, 2001, the Company would (a) cancel the Series C Preferred and in its place issue 1,849,000 shares of Series C-IV Preferred Stock, par value $0.01 per share, with a conversion price of $2.65 per share, and 4,100,000 shares of Series C-V Preferred Stock, par value $0.01 per share, with a conversion price of $1.244 per share, and (b) cancel the Travelers Warrants and in their place issue 462,000 warrants with an exercise price of $2.65 per share and 1,025,000 warrants with an exercise price of $1.14 per share. Travelers was not entitled to any further pricing protections. On December 31, 2001, the Company canceled the Series C Preferred and issued the Series C-IV and C-V Preferred Stock and the new warrants to Travelers. The warrants are currently exerciseable and expire in June 2003.

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

      As of December 31, 2001, the conversion price of the Series C-IV Preferred Stock was adjusted to $1.90 per share, the Company issued 182,000 additional warrants and the exercise price of the warrants was reduced to $1.90 per share. As a result of the issuance of the Series A Secured convertible debentures in September 2002, the conversion price of the Series C-IV Preferred Stock was further adjusted to $1.7549 per share, the Company issued 52,000 additional warrants and the exercise price of the warrants was further reduced to $1.7549 per share.

      Additionally, as of December 31, 2001, the conversion price of the Series C-V Preferred Stock was adjusted to $0.9756 per share, the Company issued 272,000 additional warrants and the exercise price of the warrants was reduced to $0.9012 per share. As a result of the issuance of the Series A Secured convertible debentures in September 2002, the conversion price of the Series C-V Preferred Stock was further adjusted to $0.9047 per share, the Company issued 101,000 additional warrants and the exercise price of the warrants was further reduced to $0.8363 per share.

      The Company recorded a deemed non-cash convertible preferred stock dividend of $226,000 and $1,160,000 for the years ended December 31, 2002 and 2001, respectively, to recognize the additional benefit received by Travelers for their anti-dilution provisions.

Series C-II Convertible Preferred Stock

      In September 2000, the Company designated 925,000 shares of its authorized preferred stock as Series C-II Preferred Stock, $0.01 par value (“Series C-II Preferred”) and completed a private placement of 925,000 shares of the Series C-II Preferred with detachable warrants for an aggregate purchase price of $2,450,000 with three investors (the “Series C-II Investors”). The original conversion price of the Series C-II Preferred is $2.65 per share. In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of the Series C-II Preferred are entitled to receive an amount equal to

ON2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$2.65 per share. The liquidation price per share would be paid out of the assets of the Company available for distribution prior to any payments made on any shares of the Company’s Common Stock or any other capital stock that ranks junior to the Preferred Stock.

      In addition to the Series C-II Preferred, the Series C-II Investors received detachable warrants which provide them the right to purchase an aggregate of 396,000 shares of the Company’s Common Stock at an exercise price of $2.65 per share. The warrants were immediately exerciseable and expire in September 2003.

      The holders of the Series C-II Preferred Stock are entitled to certain anti-dilution protections, triggered by certain subsequent issuances of debt or equity by the Company. The anti-dilution provision primarily adjusts the conversion price of the Series C-II Preferred Stock and the number and exercise price of the original warrants issued. The anti-dilution provision for the Series C-II Preferred Stock was triggered by certain subsequent debt and equity financings consummated by the Company. As of December 31, 2001, the conversion price of the Series C-II Preferred Stock was adjusted to $1.90 per share, the Company issued an additional 156,000 warrants and the exercise price of the warrants was reduced to $1.90 per share. As a result of the issuance of the Series A Secured convertible debentures in September 2002, the conversion price of the Series C-II Preferred Stock was further adjusted to $1.7549 per share, the Company issued 46,000 additional warrants and the exercise price of the warrants was further reduced to $1.7549 per share.

      The Company recorded a deemed non-cash convertible preferred stock dividend of $427,000 and $1,086,000 for the years ended December 31, 2002 and 2001, respectively, to record the additional benefit received by the Series C-II Investors.

      During the year ended December 31, 2002, all of the shares of Series C-II Preferred Stock were converted into 1,333,000 shares of the Company’s Common Stock.

Series C-III Convertible Preferred Stock

      In December 2000, the Company designated 2,050,000 shares of its authorized preferred stock as Series C-III Preferred Stock, $0.01 par value (“Series C-III Preferred”) and completed a private placement of the 2,050,000 shares of the Series C-III Preferred with detachable warrants for an aggregate purchase price of $2,550,000 with two investors (the “Series C-III Investors”). The original conversion price of the Series III Preferred is $1.244 per share. In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of the Series C-III Preferred are entitled to receive an amount equal to $1.244 per share. The liquidation price per share would be paid out of the assets of the Company available for distribution prior to any payments made on any shares of the Company’s Common Stock or any other capital stock that ranks junior to the Preferred Stock.

      In addition to the Series C-III Preferred, the Series C-III Investors received detachable warrants which provide them the right to purchase an aggregate of 635,000 shares of the Company’s Common Stock at an exercise price of $1.14 per share. The warrants were immediately exerciseable and expire on December 7, 2003.

      The holders of the Series C-III Preferred Stock are entitled to certain anti-dilution protections, triggered by certain subsequent issuances of debt or equity by the Company. The anti-dilution provision primarily adjusts the conversion price of the Series C-III Preferred Stock and the number and exercise price of the original warrants issued. The anti-dilution provision for the Series C-III Preferred Stock was triggered by certain subsequent debt and equity financings consummated by the Company. As of December 31, 2001, the conversion price of the Series C-III Preferred Stock was adjusted to $0.9756 per share, the Company issued an additional 175,000 warrants and the exercise price of the warrants was reduced to $0.9012 per share. As a result of the issuance of convertible debentures in September 2002, the Company issued 63,000 additional warrants and the exercise price of the warrants was further reduced to $0.8363 per share.

ON2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company recorded a deemed non-cash convertible preferred stock dividend of $15,000 and $956,000 for the years ended December 31, 2002 and 2001, respectively, to record the additional benefit received by the Series C-III Investors.

      During the year ended December 31, 2002 all of the shares of Series C-III Preferred Stock were converted into 2,614,000 shares of the Company’s Common Stock.

Series C-VI Convertible Preferred Stock

      In July 2001, the Company entered into a Unit Purchase Agreement with Travelers whereby it sold an aggregate of 3,571,000 units that consisted of one share of the Company’s Common Stock and a warrant to purchase 1.5 shares of the Company’s Common Stock. The Company received net proceeds of $2,000,000. In August 2001, the Company entered into a new agreement with Travelers, rescinding the Unit Purchase Agreement and providing that Travelers receive 3,571,000 shares of preferred stock, which were not convertible into the Company’s Common Stock for a period of six months. Each share of Series C-VI Preferred Stock converts on a one-for-one basis into shares of the Company’s Common Stock. In addition, the Company issued to Travelers a warrant to purchase 5,357,000 shares of the Company’s Common Stock that could not be exercised for a period of six months. The exercise price of the warrant is $0.56 per share and the warrant expires in August 2005.

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

      The aggregate fair market value of the Series C-VI Preferred was $2,000,000, based upon the fair market value of the Company’s Common Stock on that date. Additionally, the fair market value of the warrants issued, as calculated using the Black Scholes pricing model, was $1,729,000. In accordance with EITF 98-5, the Company allocated the net proceeds between the Series C-VI Preferred Stock and the warrants based on the relative fair value method as described in APB No. 14. The Company allocated $1,073,000 to the Series C-VI Preferred and recorded $927,000 of additional paid-in-capital to account for the issuance of the warrants. The difference between the net proceeds allocated to, and the fair market value of, the Series C-VI Preferred on the closing date, which amounted to $927,000, was recorded as a non-cash convertible preferred stock dividend for the year ended December 31, 2001.

Series C-VI Convertible Preferred Stock

      The following table summarizes the common stock issuable upon conversion of all outstanding Preferred Stock and related warrants at December 31, 2002:

		Shares of
		Common Stock
	Conversion or	Issuable upon
	Exercise Price	Conversion/
Convertible Security	per Share	Exercise

Series A Preferred Stock	$7.50	400,000
Series C-II Warrants	$1.7549	598,000
Series C-III Warrants	$0.8363	873,000
Series C-IV Preferred Stock	$1.7549	2,792,000
Series C-IV Warrants	$1.7549	698,000

ON2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Shares of
		Common Stock
	Conversion or	Issuable upon
	Exercise Price	Conversion/
Convertible Security	per Share	Exercise

Series C-V Preferred Stock	$0.9047	5,637,000
Series C-V Warrants	$0.8363	1,397,000
Series C-VI Preferred Stock	$0.56	3,571,000
Series C-VI Warrants	$0.56	5,357,000

(b) Common Stock

Equity-Line of Credit

      In December 2000, the Company entered into a common stock purchase agreement (“Initial Stock Purchase Agreement”) with an accredited investor (“Investor”), for the sale, from time to time, of the Company’s Common Stock. Pursuant to the Initial Stock Purchase Agreement, the Investor has committed to purchase up to $23,000,000 of Common Stock over a 36-month period. The Investor may be required to invest an additional $17,000,000 upon the attainment of certain trading volumes and weighted average market prices in the Company’s Common Stock. However, the Company’s ability to procure funds through the Initial Stock Purchase Agreement may be limited or prohibited based on certain trading volumes and weighted average market prices in the Company’s Common Stock.

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

      In May 2001, the Company’s shareholders approved the sale, at the sole discretion of the Company, of up to 15,500,000 shares of Common Stock in connection with the Initial Stock Purchase Agreement. The Company sold 7,024,000 shares of Common Stock for net proceeds of approximately $2,513,000 and 8,476,000 shares of Common Stock for net proceeds of approximately $4,191,000 under the Initial Stock Purchase Agreement, for the years ended December 31, 2002 and 2001, respectively.

      In November 2001, the Company entered into a second common stock purchase agreement (“Second Stock Purchase Agreement”) with the Investor, for sale, from time to time, of the Company’s Common Stock. Under the Second Stock Purchase Agreement, the Investor has committed to purchase an additional $23,000,000 million over a 36-month period, with an additional commitment for $17,000,000 million upon the attainment of certain price and volume thresholds. Under the Second Stock Purchase Agreement, providing that the volume weighted average stock price for the 30-day period preceding a draw-down notice is at least $0.30, the Company may request (a) a minimum amount of $300,000 or (b) a maximum amount equal to the greater of $500,000 or $300,000 plus 4.5% of the volume weighted average stock price for the preceding 30-day period multiplied by the total trading volume for the preceding 3-month period. If the volume weighted average stock price is below $0.30 and greater than $0.10, the minimum draw down amount is pro-ratably reduced from $300,000 to $100,000.

      Under the Second Stock Purchase Agreement, shares of Common Stock are periodically sold to the Investor at a discount from market value ranging from 6%-10%, depending on the closing price of the Company’s Common Stock. The amount of Common Stock sold is at the sole discretion of the Company and at no time throughout the term of the Stock Purchase Agreement is the Company obligated to sell its

ON2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common Stock, unless the Company issues a draw down notice. The Company issued 100,000 shares of unrestricted Common Stock and incurred approximately $10,000 of transaction costs in connection with the Second Stock Purchase Agreement.

      In April 2002, the Company’s shareholders approved the sale, at the sole discretion of the Company, of up to 9,000,000 shares of Common Stock in connection with the Second Stock Purchase Agreement. The Company sold 5,513,000 shares of Common Stock for net proceeds of approximately $727,000 under the Second Stock Purchase Agreement, for the year ended December 31, 2002

      As of December 31, 2002 the Company can sell up to approximately 3.5 million additional shares of Common Stock under these common stock purchase agreements.

Investment by RealNetworks, Inc.

      In July 2001, the Company entered into a Common Stock Purchase Agreement with RealNetworks, Inc. (“Real”) whereby Real purchased 1,786,000 shares of the Company’s Common Stock for net proceeds of $1,000,000. The shares were issued to RealNetworks, Inc. at the fair market value at the time of the transaction.

      Additionally, in July 2001 the Company entered into a Software Development and License Agreement with RealNetworks, Inc. Under terms of the agreement, the Company agreed to develop software plug-ins in order to incorporate the technologies of the Company and RealNetworks and to license its compression technology for use in RealNetworks’ media delivery products and services for a four-year term. In order for the Company to develop the plug-ins described in the agreement, RealNetworks was required to provide certain development software and fulfill certain other obligations. RealNetworks failed to deliver such software and perform such other obligations. During 2002, the Company notified RealNetworks that it had terminated the agreement. RealNetworks has disputed the Company’s right to terminate the agreement and further claimed that the Company was in breach of the agreement. The Company responded by reiterating its position and has not had any subsequent contacts or discussions with RealNetworks. The Company believes that it had the right to terminate the agreement based on the nonperformance of RealNetworks. However, because the arrangement with RealNetworks was exclusive in certain respects, should it be determined that the termination was not effective, the Company could be restricted from supporting other software platforms, including certain components of the Company’s software platform. The accompanying financial statements do not include any provision for the outcome of this matter.

(c) Warrants

      The Company has issued common stock purchase warrants to various consultants, strategic partners and investors. The following table summarizes information about the common stock purchase warrants outstanding as of December 31, 2002. All warrants were exerciseable as of December 31, 2002.

	Number of	Weighted
Range of	Warrants	Average
Exercise Prices	Outstanding	Exercise Price	Expiration Dates

$ 0.11 – $ 0.84	9,061,000	$0.57	2003-2007
$ 1.34 – $ 1.75	3,081,000	$1.71	2003-2006
$ 6.08 – $11.25	32,000	$7.77	2003-2004
$19.89 – $28.38	222,000	$24.55	2004-2005

	12,396,000	$1.30

ON2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9) Stock Option Plans

      In 1999, the Company adopted the 1999 Stock Option Plan that replaced all then outstanding option plans. Under the 1999 Stock Option Plan, all options issued under prior plans were recognized as issued and outstanding under the original terms granted. The Company had originally reserved 4,000,000 shares of Common Stock for issuance under the 1999 Stock Option Plan.

      In February 2000, the Company amended the 1999 Stock Option Plan to create the 1999 Amended and Restated Incentive and Nonqualified Stock Option Plan (the “1999 Plan”). The 1999 Plan increased the shares of Common Stock reserved for issuance from 4,000,000 to 5,500,000. The Company’s stockholders approved the 1999 Plan in May 2000. The 1999 Plan provides for the issuance of incentive stock options, which are intended to qualify under section 422 of the Internal Revenue Service Code, “non-qualified stock options and restricted stock grants.” The granting of incentive stock options is subject to the limitations as set forth in the 1999 Plan. Directors, officers, employees and consultants are eligible to receive grants under the 1999 Plan. A committee selected by the Company’s Board of Directors has the authority to approve option grants and the terms, which include the option price and the vesting terms. Options granted under the 1999 Plan expire after a ten-year period and are subject to acceleration upon the occurrence of certain events.

      In September 2000, the Board of Directors adopted the 2000 Nonqualified Stock Option Plan (the “2000 Plan”). The 2000 Plan reserved for issuance 5,000,000 shares of the Company’s Common Stock. The 2000 Plan authorizes the Board of Directors to issue nonqualified stock options as provided in section 422 of the Internal Revenue Code, “restricted stock and stock appreciation rights”. Only employees, including officers, of the Company and its subsidiaries are eligible to receive grants under the 2000 Plan. A committee selected by the Company’s Board of Directors has the authority to approve option grants and the terms, which include the option price and the vesting terms. Options granted under the 2000 Plan expire after a ten-year period and are subject to acceleration upon the occurrence of certain events.

      The following table summarizes the stock option activity under all plans:

		Weighted
	Options	Average
	Granted	Exercise Price

Outstanding January 1, 2001	6,825,000	$6.79
Granted	3,585,000	0.59
Exercised	(366,000)	0.82
Canceled	(2,791,000)	4.42

Outstanding December 31, 2001	7,253,000	4.97
Granted	2,906,000	0.31
Canceled	(3,876,000)	6.76

Outstanding at December 31, 2002	6,283,000	$1.71

Exercisable at December 31, 2001	3,088,000

Exercisable at December 31, 2002	4,279,000

Options available for grant at December 31, 2002	2,924,000

      Included in the 366,000 options exercised in 2001 are 150,000 shares of Common Stock issued to a former employee to terminate his employment contract (see note 11) and 200,000 shares of Common Stock issued to the Company’s non-executive Chairman of the Board of Directors as compensation. The related expense amounts of $210,000 and $133,000, respectively, have been recognized in the appropriate expense categories in the Company’s consolidated financial statements. These amounts were excluded from the

ON2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

calculations of the weighted average exercise price, the weighted average remaining contractual life and the pro forma expense amounts disclosed herein.

      The following table summarizes information about stock options outstanding as of December 31, 2002:

	Options Outstanding			Options Exercisable

		Weighted	Weighted Average		Weighted
		Average	Remaining		Average
Range of Exercise	Number of	Exercise	Contractual Life	Number of	Exercise
Prices	Shares	Price	(in years)	Shares	Price

$ 0.10 – $ 0.4	5 3,117,000	$0.30	9.3	1,344,000	$0.30
$ 0.60 – $ 0.8	8 1,558,000	0.77	7.2	1,531,000	0.77
$ 1.20 – $ 3.8	8 1,108,000	2.60	7.7	953,000	2.58
$ 6.00 – $11.81	439,000	10.70	7.3	393,000	10.75
$12.25 – $25.00	61,000	16.71	6.6	58,000	16.59

	6,283,000	$1.71	8.34	4,279,000	$2.16

      Non-cash stock based compensation of $16,000 and $144,000 were charged to operations for the years ended December 31, 2002 and 2001, respectively, and represents options to purchase shares of Common Stock granted to certain consultants in both 2002 and 2001 and represents shares of Common Stock issued to our Non-Executive Chairman in lieu of cash compensation in 2001.

(10) Employee Stock Purchase Plan

      In February 2001, the Board of Directors adopted the 2001 Employee Stock Purchase Plan (“ESPP”). The ESPP provided eligible employees of the Company the opportunity to apply a portion of their after tax compensation to the purchase of shares of the Company’s Common Stock at a 15% discount from market value. The Company reserved 4,000,000 authorized but unissued shares of Common Stock for issuance under the ESPP. The ESPP was approved at the Company’s Annual Meeting of Shareholders in May 2001. The Company issued 61,000 and 41,000 shares of Common Stock under the ESPP during the years ended December 31, 2002 and 2001, respectively. The Company cancelled the ESPP during 2002.

(11) Restructuring and Impairment Charges

     (a) Cost Curtailment and Restructuring Charges and Impairment Charges

      In August 2002, the Board approved a plan to relocate the Company’s offices from New York City and consolidate operations in the Albany, New York area for the purpose of reducing the Company’s operating expenses and the Company terminated its building lease in New York City. In addition, the Company reduced its staff. The accompanying financial statements include restructuring and cost curtailment charges of $581,000 for the year ended December 31, 2002 which reflects $113,000 of severance for terminated employees, $172,000 of lease termination penalties, $289,000 related to the abandonment of fixed assets at the vacated premises and $7,000 of relocation costs.

      In 2001, the Company completed certain restructuring initiatives that were related to the plan established by the Board of Directors in December 2000. Although identified as of December 31, 2000, our obligations could not be measured at that time. As a result, we recorded a non-cash restructuring charge of $293,000 for the year ended December 31, 2001. The non-cash restructuring charge was comprised of the following: (1) $210,000 related to the termination of an employment contract which was satisfied through the issuance of 150,000 shares of Common Stock in February 2001 and (2) $83,000 related to the termination of a

ON2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

commercial lease obligation in San Francisco which was satisfied through the issuance of 80,000 shares of Common Stock in March 2001.

     (b) Impairment Charges

      For the year ended December 31, 2001, the Company recorded an impairment charge of $470,000, related to its Quickband content library. The Company acquired the content library, consisting primarily of licensed content for distribution through DVD sales and the Internet, in April 2000. The library was originally acquired for the Company’s broadband content network, which ceased operations in the second quarter of 2000. However, the Company continued to sell the licensed Quickband content, via DVD sales, through a distribution agreement acquired in connection with the library. As of December 31, 2000, the Company terminated all operations related to its content assets. At that time, the Company determined that further distribution of the Quickband content would result in recurring losses. The Company made the decision to sell the library and reduced the carrying value of the library to $500,000 at December 31, 2000. This amount represented the estimated fair value based upon interest in the library at that time from several potential buyers, which never materialized. The Company periodically reviewed the value of the library against market demand and recorded a subsequent impairment charge of $470,000 in 2001 based upon the perceived value of the library and its content in the market. In 2002, the Company recorded impairment charge of $30,000 when it wrote-off the remaining balance of the content library.

      For the year ended December 31, 2001, the Company recorded an impairment charge $2,344,000 related to its acquisition of 8CS in November 2000. The impairment charge represented the net carrying value of the goodwill and intangible assets recorded in connection with the acquisition. 8CS was a developer of three-dimensional graphic interface software. The intention of the acquisition was to integrate the Company’s video compression technology with a three-dimensional web browser to provide a PC-based video delivery solution. As a result of the economic downturn and the reduction in its financial resources, the Company determined that additional development of the 8CS technology was not cost beneficial. Furthermore, the Company was unsuccessful in its attempts to sell the technology or create a strategic partnership for further development. As the Company reached the one-year anniversary of the 8CS acquisition in the fourth quarter of 2001, the Company concluded that the 8CS acquisition would provide no future benefit or value and wrote-off the remaining goodwill and intangible assets. As of December 31, 2001, there were no material tangible assets related to 8CS nor would the Company incur additional costs. Additionally, the Company did not recognize any revenue related to 8CS since it was acquired.

      The Company recorded a charge of $117,000 in 2001 related to certain intangible assets from which the Company would no longer derive a benefit. The write-off reflected the net book value of the assets at the time they were no longer deemed to have value.

(12) Commitments and Contingencies

     (a) Operating Leases

      In August 2002, the Company terminated the building lease in New York City where its principal offices had been located and incurred termination penalties of $172,000. The Company moved its principal offices to the Albany New York area in order to reduce its operating costs.

      The Company has entered into several non-cancelable leases, primarily related to the rental of certain facilities and equipment. Future minimum lease payments, by year and in the aggregate, under material

ON2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operating leases with initial or remaining terms in excess of one year consisted of the following at December 31, 2002:

Year Ended December 31,	Amount

2003	$72,000
2004	79,000

Total minimum lease payments	$151,000

      Rent expense under operating leases was approximately $408,000 and $851,000 for the years ended December 31, 2002 and 2001, respectively.

     (b) Employment Agreements

      The Company maintains employment agreements, expiring at various intervals, with two executives of the Company. The employment agreements provide for a minimum salary, incentive compensation and certain benefits, among other items.

     (c) Litigation

      The Company sued Ecoin Co. Ltd. (“Ecoin”) on April 30, 2001 in the United States Court for the Southern District of New York. Our complaint alleged breach of contract arising from the failure of Ecoin to pay approximately $400,000 owed to On2 under a Technology License and Reseller Agreement that On2 and Ecoin entered into in February 2001. Ecoin counterclaimed in December 2001 for an amount to be determined at trial, but in no event less than $100,000, alleging fraudulent inducement and demanding rescission. In April 2002 the Company entered into a settlement agreement with Ecoin Co. Ltd. in connection with the litigation, pursuant to which Ecoin agreed to pay a total of $225,000 to the Company in exchange for a mutual release of all past claims between the parties. The final payment of $75,000 is due to the Company in May 2003.

      The Company sued Impact Imaging, Inc. in December 2002, alleging breach of contract and fraud arising from the improper license of certain of the Company’s software that Impact Imaging had obtained pursuant to a License and Services Agreement. Impact Imaging counterclaimed in February 2003 alleging that the Company unlawfully disclosed Impact Imaging’s proprietary information and requesting damages. In March 2003, the Company entered into a settlement agreement with Impact Imaging, pursuant to which the License and Services Agreement was terminated, subject to certain exceptions relating to specific Impact Imaging customers.

      From time to time the Company has been named in other claims arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

(13) Related Party Transactions

      The Company’s management believes that the terms of each transaction described below are comparable to, or more favorable to us than the terms that would have been obtained in an arms’ length transaction with an unaffiliated party.

      During the years ended December 31, 2002 and 2001, the Company retained McGuireWoods LLC to perform certain legal services on its behalf and incurred approximately $178,000 and $340,000, respectively, for such legal services. We are informed that McGuireWoods LLP provided the same hourly fee structure to us that they provide to their other clients, which hourly fees are customary for legal services rendered in their geographic and practice area markets. William A. Newman, a director, is a partner at McGuireWoods LLC.

ON2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In July 2001, the Company entered into a Unit Purchase Agreement with Travelers whereby it sold an aggregate of 3,571,000 units that consisted of one share of the Company’s Common Stock and a warrant to purchase 1.5 shares of the Company’s Common Stock. The Company received net proceeds of $2,000,000. On August 10, 2001, the Company entered into a new agreement with Travelers, rescinding the Unit Purchase Agreement and providing that Travelers receive 3,571,000 shares of preferred stock, which are not convertible into the Company’s Common Stock until February 9, 2002. Each share of Series C-VI Preferred Stock converts on a one-for-one basis into shares of the Company’s Common Stock. In addition, the Company issued to Travelers a warrant to purchase 5,357,000 shares of the Company’s Common Stock that was not exerciseable until February 2002. The exercise price of the warrant is $0.56 and the warrant expires in August 2005. The warrants were issued to compensate the investor for purchasing shares that are not registered for resale under the Securities Act. The price per unit paid by Travelers was approximately $0.56 per share. The average closing price of the Company’s common stock for the 10 days prior to the transaction was approximately $0.51 per share. Jack L. Rivkin, a director, was an officer of an affiliate of Travelers until December 31, 2001 and Travelers is a beneficial owner of more than 10% of the Company’s Common Stock.

      Also in July 2001, the Company entered into a Software Development and License Agreement and a Common Stock Purchase Agreement with Real whereby it agreed to use Real as its exclusive delivery platform for streamed content over the internet in exchange for which Real acquired 1,786,000 shares of the Company’s common stock and became a holder of 5.05% of the Company’s common stock.

      Additionally, in July 2001 the Company entered into a Software Development and License Agreement with RealNetworks, Inc. Under terms of the agreement, the Company agreed to develop software plug-ins in order to incorporate the technologies of the Company and RealNetworks and to license its compression technology for use in RealNetworks’ media delivery products and services for a four-year term. In order for the Company to develop the plug-ins described in the agreement, RealNetworks was required to provide certain development software and fulfill certain other obligations. RealNetworks failed to deliver such software and perform such other obligations. During 2002, the Company notified RealNetworks that it had terminated the agreement. RealNetworks has disputed the Company’s right to terminate the agreement and further claimed that the Company was in breach of the agreement. The Company responded by reiterating its position and has not had any subsequent contacts or discussions with RealNetworks. The Company believes that it had the right to terminate the agreement based on the nonperformance of RealNetworks. However, because the arrangement with RealNetworks was exclusive in certain respects, should it be determined that the termination was not effective, the Company could be restricted from supporting other software platforms, including certain components of the Company’s software platform. The accompanying financial statements do not include any provision for the outcome of this matter.

SUPPLEMENTAL SCHEDULE

INFORMATION REGARDING PREDECESSOR INDEPENDENT

PUBLIC ACCOUNTANTS’ REPORT

The following report is a copy of a previously issued report by Arthur Andersen LLP. The report has not been reissued by Arthur Andersen LLP nor has Arthur Andersen LLP consented to its inclusion in this annual report on form 10-K.

REPORT OF PREVIOUS INDEPENDENT PUBLIC ACCOUNTANTS ON

SUPPLEMENTAL SCHEDULE

To On2 Technologies, Inc.:

      We have audited the accompanying consolidated balance sheets of On2 Technologies, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Arthur Andersen LLP

New York, New York

February 21, 2002