Form 10QSB
period 2003-03-31
ON2 TECHNOLOGIES INC
filed 2003-05-14
CIK 1045280

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                  For the quarterly period ended March 31, 2003.

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                                  For the transition period from _____ to _____.

Commission file number 1-15117.

                             ON2 TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                       84-1280679
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

21 Corporate Drive, Suite 103, Clifton Park, New York                      12065
(Address of principal executive offices)                              (Zip Code)

                                 (518) 348-0099
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes | | No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. | | Yes | | No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

The number of shares of the Registrant's Common Stock, par value $0.01 ("Common Stock"), outstanding as of May 6, 2003 was 63,317,000.

Transitional Small Business Disclosure Format (Check one): | | Yes |X| No

                                TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

                                                                                                       Page
                                                                                                       ----
Item 1. Consolidated Financial Statements.

Condensed Consolidated Balance Sheets at March 31, 2003 (unaudited) and December 31, 2002 ......         4
Unaudited Condensed Consolidated Statements of Operations,
  Three Months Ended March 31, 2003 and 2002 ...................................................         5
Unaudited Condensed Consolidated Statements of Cash Flows
  Three Months Ended March 31, 2003 and 2002 ...................................................         6
Notes to Unaudited Condensed Consolidated Financial Statements .................................         8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ..        10

Item 3. Controls and Procedures ................................................................        16

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings ......................................................................        17

Item 2. Changes in Securities ..................................................................        17

Item 4. Submission of Matters to a Vote of Security Holders ....................................        17

Item 6. Exhibits and Reports on Form 8-K .......................................................        17

Signatures .....................................................................................        18

Certifications .................................................................................        19

                         PART I -- FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                             ON2 TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    March 31,           December 31,
                                                                      2003                  2002
                                                                  -------------         -------------
                                                                   (unaudited)
                             ASSETS

Current assets:
  Cash and cash equivalents ..............................        $     483,000         $     553,000
  Accounts receivable ....................................            1,262,000               601,000
  Prepaid and other current assets .......................              123,000               101,000
                                                                  -------------         -------------
     Total current assets ................................            1,868,000             1,255,000

Property and equipment, net ..............................              264,000               353,000
Purchased technology, net ................................              307,000               463,000
Other assets .............................................                9,000                 9,000
                                                                  -------------         -------------
     Total assets ........................................        $   2,448,000         $   2,080,000
                                                                  =============         =============

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable .......................................        $     174,000         $     266,000
  Accrued expenses .......................................              298,000               254,000
  Deferred revenue .......................................                3,000
  Current portion of capital lease obligations ...........                4,000                 4,000
                                                                  -------------         -------------
     Total current liabilities ...........................              479,000               524,000

Long term portion of capital lease obligations ...........                4,000                 5,000
Convertible debentures ...................................              575,000               569,000

Commitments and contingencies ............................

Stockholders' equity:
  Preferred stock ........................................               99,000                99,000
  Common stock ...........................................              616,000               596,000
  Additional paid-in capital .............................          105,981,000           105,422,000
  Accumulated other comprehensive loss ...................              (18,000)              (16,000)
  Accumulated deficit ....................................         (105,288,000)         (105,119,000)
                                                                  -------------         -------------
    Total stockholders' equity ...........................            1,390,000               982,000
                                                                  -------------         -------------
    Total liabilities and stockholders' equity ...........        $   2,448,000         $   2,080,000
                                                                  =============         =============

      See accompanying notes to condensed consolidated financial statements

                             ON2 TECHNOLOGIES, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Three Months Ended March 31,
                                                     2003              2002
                                                 ------------      ------------
Revenue ....................................     $  1,283,000      $  1,202,000

Operating expenses:
     Cost of revenue .......................          404,000           472,000
     Research and development ..............          325,000           691,000
     Sales and marketing ...................           85,000           371,000
     General and administrative ............          621,000         1,038,000
                                                 ------------      ------------

Total operating expenses ...................        1,435,000         2,572,000
                                                 ------------      ------------

Loss from operations .......................         (152,000)       (1,370,000)

Interest and other expense, net ............          (15,000)          (11,000)
                                                 ------------      ------------

Loss before provision for income taxes .....         (167,000)       (1,381,000)

Provision for income taxes .................            2,000            13,000
                                                 ------------      ------------

Net loss ...................................     $   (169,000)     $ (1,394,000)
                                                 ============      ============
Basic and diluted net loss per common share      $      (0.00)     $      (0.03)
                                                 ============      ============
Weighted average basic and diluted common
  shares outstanding .......................       59,608,000        42,835,000
                                                 ============      ============

      See accompanying notes to condensed consolidated financial statements

                             ON2 TECHNOLOGIES, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Three Months Ended March 31,
                                                                            2003            2002
                                                                         ---------      -----------
Cash flows from operating activities:

  Net loss .........................................................     $(169,000)     $(1,394,000)
    Adjustments to reconcile net loss to net cash used in
     operating activities:
     Non-cash stock dividend .......................................         7,000               --
     Depreciation and amortization .................................       250,000          402,000
     Amortization of debt discount .................................         6,000               --
     Charge related to conversion of debentures ....................            --           24,000
   Changes in operating assets and liabilities, net of effect of acquisitions:
     Accounts receivable, net ......................................      (662,000)        (254,000)
     Prepaid and other current assets ..............................       (22,000)         (65,000)
     Other assets ..................................................            --            7,000
     Accounts payable and accrued expenses .........................       (49,000)        (188,000)
     Deferred revenue ..............................................         3,000           (5,000)
                                                                         ---------      -----------

Net cash used in operating activities ..............................      (636,000)      (1,473,000)
                                                                         ---------      -----------

Cash flows from investing activities:

  Purchases of property and equipment ..............................        (3,000)         (26,000)
                                                                         ---------      -----------

Net cash used in investing activities ..............................        (3,000)         (26,000)
                                                                         ---------      -----------

Cash flows from financing activities:

  Principal payments on capital lease obligations ..................        (1,000)              --
  Proceeds from the sale of common stock ...........................       600,000        1,458,000
  Purchase of common stock warrants ................................       (42,000)              --
  Proceeds from exercise of common stock options and warrants ......        13,000               --
                                                                         ---------      -----------

Net cash provided by financing activities ..........................       570,000        1,458,000
                                                                         ---------      -----------
Net change in cash and cash equivalents ............................       (69,000)         (40,000)

Effect of exchange rate changes on cash and cash equivalents .......        (1,000)          (1,000)

Cash and cash equivalents, beginning of period .....................       553,000          216,000
                                                                         ---------      -----------

Cash and cash equivalents, end of period ...........................     $ 483,000      $   174,000
                                                                         =========      ===========

                             ON2 TECHNOLOGIES, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (CONTINUED)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES:

                                                               Three Months Ended March 31,
                                                               ----------------------------
                                                                   2003         2002
                                                                  ------     ----------
Cash paid during the period for:
   Interest .................................................     $2,000
                                                                  ======     ==========
   Taxes ....................................................     $2,000     $   13,000
                                                                  ======     ==========
Acquisition of fixed assets under capital leases ............                $   12,000
                                                                             ==========
Conversion of debentures into shares of common stock ........                $2,000,000
                                                                             ==========
Conversion of preferred stock into shares of common stock ...                $   15,000
                                                                             ==========

      See accompanying notes to condensed consolidated financial statements

                             ON2 TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Description of On2 Technologies, Inc.

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

(2) Basis of Presentation

      The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary from its respective date of acquisition. All significant intercompany balances and transactions have been eliminated in consolidation.

      The interim condensed consolidated financial statements are unaudited. However, in the opinion of management, the interim data include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the consolidated results for the interim periods. The condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures included herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company's Form 10-KSB Report filed with the SEC on March 31, 2003.

(3) Stock-Based Compensation

      Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" encourages the use of the fair value based method of accounting for stock-based employee compensation. Alternatively, SFAS No.123 allows entities to continue to apply the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations and provide pro forma disclosures of net income (loss) and earnings (loss) per share, as if the fair value based method of accounting had been applied to employee awards. The Company has elected to continue to apply the provisions of APB Opinion 25 and provide the disclosures required by SFAS No. 123 and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which was released in December 2002 as an amendment of

SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all awards.

                                                               Three months ended, March 31,
                                                               -----------------------------
                                                                   2003            2002
                                                                ---------      -----------
      Reported net loss attributable to common stockholders     $(169,000)     $(1,394,000)
      Stock-based employee compensation determined under
      the fair value-based method                                (153,000)      (1,443,000)
                                                                ---------      -----------

      Pro forma net loss                                        $(322,000)     $(2,837,000)
                                                                =========      ===========

      Loss per common share (basic and diluted):
          As reported                                           $   (0.00)     $     (0.03)
                                                                =========      ===========
          Pro forma                                             $   (0.01)     $     (0.07)
                                                                =========      ===========

(4) Equity-Line of Credit

      During the three months ended March 31, 2003 the Company received proceeds of $600,000 from the sale of 1,814,000 shares of common stock under its equity line of credit.

      In April 2003 the Company issued a draw-down notice under a second stock purchase agreement in connection with the equity line of credit and sold 1,573,000 shares of Common Stock for net proceeds of approximately $714,000.

(5) Purchase of Warrants

      On March 27, 2003 the Company purchased 698,000 Warrants originally issued with the Series C-IV Preferred Stock and 1,397,000 Warrants originally issued with the Series C-V Preferred Stock from a Company's stockholder for $42,000 in cash. Both the Series C-IV Warrants and the Series C-V Warrants were due to expire on June 6, 2003. The Company recorded the transaction by increasing additional paid-in-capital.

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

      In view of the rapidly evolving nature of our business and our limited operating history, we have limited experience forecasting our revenues and operating costs. Therefore, we believe that period-to-period comparisons of financial results are not necessarily meaningful and should not be relied upon as an indication of our future performance. To date, we have incurred substantial costs to create technology products and services. As of March 31, 2003, we had an accumulated deficit of $105,981,000. We will continue to incur costs to develop, introduce and enhance products and services, build brand awareness and grow our business. We may also incur significant additional costs related to technology, marketing or acquisitions of businesses and technologies to respond to changes in this rapidly developing industry. These costs may not correspond with any meaningful increases in revenues in the near term, if at all. As such, these costs may result in negative operating cash flows until such time as we generate sufficient revenues to offset such costs.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      This discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements that have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The preparation of our condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates. The condensed consolidated financial statements and the related notes thereto should be read in conjunction with the following discussion of our critical accounting policies and our Form 10-KSB filed with the SEC on March 31, 2003. Our critical accounting policies and estimates are:

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

      Valuation of goodwill and intangible assets. We evaluate our long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"). Long-lived assets that are not identified with an impaired asset are reviewed for impairment whenever events or changes in circumstances indicate that the net carrying value of the asset may not be recoverable. In such circumstances, the net carrying value of the asset is compared to the undiscounted future cash flows which that asset is expected to generate..

      In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS 142 requires goodwill and other intangible assets with indefinite lives to be tested for impairment at least annually, and written off when impaired, rather than being amortized as previously required. As of March 31, 2002, we had no recorded goodwill. As of March 31, 2003, our intangible assets consisted primarily of purchased technology, which we will continue to amortize over its remaining useful life. The purchased technology will be fully amortized as of September 2003. Therefore, we believe that the adoption of SFAS 142 will not have a significant impact on our results of operations or financial position.

RESULTS OF OPERATIONS

Revenue. Revenue for the three months ended March 31, 2003 was $1,283,000 as compared to $1,202,000 for the three months ended March 31, 2002. Revenue for the three months ended March 31, 2003 and 2002 was derived primarily from engineering and consulting services and the sale of software licenses. For the three months ended March 31, 2003 92% of the Company's revenue was generated from 3 customers. For the three months ended March 31, 2002 72% was generated from 2 customers.

      Operating expenses

      The Company's operating expenses consist of cost of revenue, research and development, sales and marketing and general and administrative expenses. Operating expenses for the three months ended March 31, 2003 were $1,435,000 as compared to $2,572,000 for the three months ended March 31, 2002.

      Cost of Revenue. Cost of revenue includes personnel and consulting compensation costs, related overhead expenses, bandwidth costs, fees paid for licensed technology, depreciation costs and the amortization of purchased technology. Cost of revenues was $404,000 for the three months ended March 31, 2003 as compared to $472,000 for the three months ended March 31, 2002. The decrease is attributed to approximately $70,000 reduction of bandwidth expenses.

      Research and Development. Research and development expenses primarily consist of salaries and related expenses and consulting fees associated with the development and production of our products and services, operating lease costs and depreciation costs. Research and development expenses for the three months ended March 31, 2003 were $325,000 as compared to $691,000 for the three months ended March 31, 2002. The decrease is primarily attributed to a reduction in compensation and benefits costs due to a reduction in headcount. We believe that continued investments in research and development are necessary to maintain our competitive advantage and we will continue to invest in such costs as considered necessary.

      Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related costs of sales, business development and marketing personnel, tradeshow costs, marketing and promotional costs incurred to create brand awareness and public relations expenses. Sales and marketing expenses for the three months ended March 31, 2003 were $85,000 as compared to $371,000 for the three months ended March 31, 2002. The decrease is primarily attributed to a reduction in compensation and benefits costs due to a reduction in headcount and a decrease in advertising and marketing costs. We intend to continue to recruit and hire experienced personnel, as necessary, to sell and market our products and services.

      General and Administrative. General and administrative expenses consist primarily of salaries and related personnel costs for general corporate functions, facilities, professional fees, insurance and depreciation. General and administrative costs for the three months ended March 31, 2003 were $621,000 as compared to $1,038,000 for the three months ended March 31, 2002. The decrease is attributable to decreased personnel and facilities costs. We do not anticipate significant fluctuations in general and administrative expenses in the foreseeable future.

      Interest and other expense, net. Interest and other expense, net was $15,000 for the three months ended March 31, 2003 as compared to $11,000 for the three months ended March 31, 2002. Interest and other expense, net primarily consists of interest paid for capital lease obligations, long-term debt and the amortization of debt discount. For the three months ended March 31, 2002, interest and other expense, net includes a charge of $24,000 related to the conversion of our Series A Convertible Debentures into common stock. Interest expense for the three months ended March 31, 2003 relates to interest and amortization of debt discount related to the Secured Series A Convertible Debentures.

      At March 31, 2003, we had approximately 22 full-time employees. We expect to hire employees as necessary in order to attain our strategic objectives.

LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 2003, we had cash reserves of $483,000 ($1,100,000 at April 30, 2003) as compared to $553,000 at December 31, 2002. At March 31, 2003 the Company had working capital of $1,389,000 as compared with $731,000 at December 31, 2002.

      Net cash used in operating activities was $636,000 and $1,473,000 for the three months ended March 31, 2003 and 2002, respectively. The decrease in net cash used in operating activities is primarily attributable to a substantial decrease in our net operating losses, excluding depreciation and amortization, partially offset by changes in accounts receivable and accounts payable and accrued expenses.

      Net cash used in investing activities was $3,000 and $26,000 for the three months ended March 31, 2003 and 2002, respectively, which reflects purchases of property and equipment.

      Net cash provided by financing activities was $570,000 and $1,458,000 for the three months ended March 31, 2003 and 2002, respectively. The decrease is primarily attributable to a decrease of net proceeds received from the issuance of common stock under the Company's Equity Line of Credit.

      We currently have no material commitments for the next 12 months other than those under our operating lease arrangements. These arrangements consist primarily of lease arrangements for our office space in Clifton Park, New York. The aggregate required payments for the next 12 months under these arrangements are $72,000. Notwithstanding the above, our most significant non-contractual operating costs for the next 12 months are compensation and benefit costs, insurance costs and general overhead costs such as telephone and utilities. During the next 12 months, we anticipate incurring approximately $400,000 per month in cash operating costs.

      We may require additional financing during the next 12 months to finance our current level of operations. Our management is actively pursuing increases to our net cash flows through increases in revenues. Management believes that a combination of increases to operating cash flow, primarily through revenue growth, and funds received from our equity lines of credit will generate sufficient cash flow to fund our operations for the next 12 months. However, there are no assurances that such matters will be successfully consummated.

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

      In May 2001, the Company's shareholders approved the sale, at the sole discretion of the Company, of up to 15,500,000 shares of Common Stock in connection with the Initial Stock Purchase Agreement. The Company sold 15,500,000 shares of Common Stock for net proceeds of approximately $6,670,000 under the Initial Stock Purchase Agreement, as of December 31, 2002.

      In November 2001, the Company entered into a second common stock purchase agreement ("Second Stock Purchase Agreement") with the Investor, for sale, from time to time, of the Company's Common Stock. Under the Second Stock Purchase Agreement, the Investor has committed to purchase an additional $23,000,000 million over a 36-month period, with an additional commitment for $17,000,000 upon the attainment of certain price and volume thresholds. Under the Second Stock Purchase Agreement, providing that the volume weighted average stock price for the 30-day period preceding a draw-down notice is at least $0.30, the Company may request (a) a minimum amount of $300,000 or (b) a maximum amount equal to the greater of $500,000 or $300,000 plus 4.5% of the volume weighted average stock price for the preceding 30-day period multiplied by the total trading volume for the preceding 3-month period. If the volume weighted average stock price is below $0.30 and greater than $0.10, the minimum draw down amount is pro-ratably reduced from $300,000 to $100,000.

      Under the Second Stock Purchase Agreement, shares of Common Stock are periodically sold to the Investor at a discount from market value ranging from 6%-10%, depending on the closing price of the Company's Common Stock. The amount of Common Stock sold is at the sole discretion of the Company and at no time throughout the term of the Stock Purchase Agreement is the Company obligated to sell its Common Stock, unless the Company issues a draw down notice. The Company issued 100,000 shares of unrestricted Common Stock and incurred approximately $10,000 of transaction costs in connection with the Second Stock Purchase Agreement.

      Since April 2002, when the Company's shareholders approved the sale, at the sole discretion of the Company, of up to 9,000,000 shares of Common Stock in connection with the Second Stock Purchase Agreement, the Company has sold 7,427,000 shares of Common Stock for net proceeds of approximately $1,359,000 through March 31, 2003

      In April 2003 the Company issued a draw-down notice under the Second Stock Purchase Agreement and sold 1,573,000 shares of Common Stock for net proceeds of approximately $714,000.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Cost Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for exit costs was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes that the adoption of SFAS No. 146 will not have a significant impact on its results of operations or financial position.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" as an amendment to SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income (loss) of an entity's accounting policy decisions with respect to stock-based employee compensation and amends APB Opinion No. 28 to require disclosure about those effects in interim financial information. The disclosure provisions are effective for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002. The Company follows the intrinsic value method of accounting for stock-based employee compensation, but will continue to evaluate the benefits of a voluntary change to the fair value based method.

ITEM 3. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures:

      Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Within the 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b) Changes in Internal Controls:

      There were no changes in the Company's internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company's most recent evaluation.

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

      ITEM 3. DEFAULTS UPON SENIOR SECURITIES

            None.

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

            None

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 On2 Technologies, Inc.
                                        ----------------------------------------
                                                      (Registrant)


May 13, 2003                            /s/ Mark J. Meagher
----------------------------            ----------------------------------------
(Date)                                                 (Signature)
                                        Mark J. Meagher
                                        Executive Vice President and Chief
                                        Financial Officer
                                              (Principal Financial Officer)


May 13, 2003                            /s/ Anthony Principe
----------------------------            ----------------------------------------
(Date)                                                 (Signature)
                                        Anthony Principe
                                        Vice President and Controller
                                              (Principal Accounting Officer)

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

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined) in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 13, 2003                      By: /s/ Douglas A. McIntyre
                                            ------------------------------------
                                            Douglas A. McIntyre
                                            Chairman, President and Chief
                                            Executive Officer

                                 CERTIFICATIONS

      I, Mark J. Meagher, certify that:

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

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined) in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 13, 2003                      By: /s/ Mark J. Meagher
                                            ------------------------------------
                                            Mark J. Meagher
                                            Executive Vice President and Chief
                                            Financial Officer