Form 10QSB
period 2003-06-30
ON2 TECHNOLOGIES INC
filed 2003-08-14
CIK 1045280

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                   For the quarterly period ended June 30, 2003.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                                    For the transition period from ____ to ____.

Commission file number 1-15117.

                             On2 TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                      Delaware                                                                  84-1280679
-------------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)                 (I.R.S. Employer Identification No.)

21 Corporate Drive, Suite 103 Clifton Park, NY                                                     12065
-------------------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                                         (Zip Code)

                                 (518) 348-0099
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [ ] Yes [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

The number of shares of the Registrant's Common Stock, par value $0.01 ("Common Stock"), outstanding as of August 12, 2003 was 66,011,847.

Transitional Small Business Disclosure Format (Check one):  [ ] Yes [X] No

                                TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

                                                                                                                   Page
                                                                                                                   ----
Item 1.  Consolidated Financial Statements.

Condensed Consolidated Balance Sheets at June 30, 2003 (unaudited) and December 31, 2002......................       4
Unaudited Condensed Consolidated Statements of Operations,
  Three and Six Months Ended June 30, 2003 and 2002...........................................................       5
Unaudited Condensed Consolidated Statements of Cash Flows
  Six Months Ended June 30, 2003 and 2002.....................................................................       6
Notes to Unaudited Condensed Consolidated Financial Statements................................................       8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations................      11

Item 3.  Controls and Procedures..............................................................................      19

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings....................................................................................      20

Item 4.  Submission of Matters to a Vote of Security Holders..................................................      20

Item 6.  Exhibits and Reports on Form 8-K.....................................................................      20

Signatures....................................................................................................      21

Certifications................................................................................................      22

                         PART I -- FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                             ON2 TECHNOLOGIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       June 30,         December 31,
                                                                        2002               2002
                                                                   -------------       -------------
                                                                     (unaudited)
                                    ASSETS

Current assets:
  Cash and cash equivalents .................................      $   1,012,000       $     553,000
  Accounts receivable, net of allowance for doubtful accounts          1,150,000             601,000
  Prepaid expenses and other current assets .................            175,000             101,000
                                                                   -------------       -------------
     Total current assets ...................................          2,337,000           1,255,000

Property and equipment, net .................................            207,000             353,000
Purchased technology and other intangible assets, net .......            150,000             463,000
Other assets ................................................             25,000               9,000
                                                                   -------------       -------------
     Total assets ...........................................      $   2,719,000       $   2,080,000
                                                                   =============       =============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ..........................................      $     149,000       $     266,000
  Accrued and other liabilities .............................            214,000             254,000
  Deferred revenue ..........................................             60,000
  Current portion of capital lease obligations ..............              4,000               4,000
                                                                   -------------       -------------
     Total current liabilities ..............................            427,000             524,000

Capital lease obligations, net of current portion ...........              3,000               5,000

Convertible debentures ......................................            580,000             569,000

Commitments and contingencies

Stockholders' equity:
  Preferred stock ...........................................             99,000              99,000
  Common stock ..............................................            636,000             596,000
  Additional paid-in ........................................        106,867,000         105,422,000
  capital ...................................................                                      .
  Accumulated other comprehensive loss ......................            (18,000)            (16,000)
  Accumulated deficit .......................................       (105,875,000)       (105,119,000)
                                                                   -------------       -------------
    Total stockholders' equity ..............................          1,709,000             982,000
                                                                   -------------       -------------

    Total liabilities and stockholders' equity ..............      $   2,719,000       $   2,080,000
                                                                   =============       =============

      See accompanying notes to condensed consolidated financial statements

                             ON2 TECHNOLOGIES, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Three Months Ended                    Six Months Ended
                                                             June 30,                             June 30,
                                                  -------------------------------       -------------------------------
                                                       2003               2002              2003               2002
                                                  ------------       ------------       ------------       ------------
Revenues ...................................      $    827,000       $    514,000       $  2,110,000       $  1,716,000

Operating expenses:
     Cost of revenues ......................           438,000            736,000            842,000          1,208,000
     Research and development ..............           291,000            701,000            616,000          1,392,000
     Sales and marketing ...................           107,000            369,000            192,000            739,000
     General and administrative ............           562,000            951,000          1,183,000          1,990,000
     Impairment charges ....................                --             30,000                 --             30,000

Total operating expenses ...................         1,398,000          2,787,000          2,833,000          5,359,000
                                                  ------------       ------------       ------------       ------------
Loss from operations .......................          (571,000)        (2,273,000)          (723,000)        (3,643,000)

Interest and other
  income (expense), net ....................            57,000              1,000             42,000            (10,000)
                                                  ------------       ------------       ------------       ------------

Loss before provision for income taxes .....          (514,000)        (2,272,000)          (681,000)        (3,653,000)

Provision for income taxes .................             4,000              5,000              6,000             18,000
                                                  ------------       ------------       ------------       ------------

Net loss ...................................      $   (518,000)      $ (2,277,000)      $   (687,000)      $ (3,671,000)
                                                  ============       ============       ============       ============
Basic and diluted net loss per common share       $      (0.01)      $      (0.04)      $      (0.01)      $      (0.08)
                                                  ============       ============       ============       ============
Weighted average basic and diluted common
   shares outstanding ......................        62,956,000         50,684,000         61,291,000         46,781,000
                                                  ============       ============       ============       ============


 See accompanying notes to unaudited condensed consolidated financial statements

                             ON2 TECHNOLOGIES, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Six Months Ended June 30,
                                                                    -----------------------------
                                                                       2003               2002
                                                                    -----------       -----------
Cash flows from operating activities:

  Net loss ...................................................      $  (687,000)      $(3,671,000)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
     Non-cash stock based compensation .......................            7,000                --
     Depreciation and amortization ...........................          476,000           814,000
     Amortization of debt discount ...........................           11,000                --
     Restructuring and impairment charges ....................               --            30,000
     Charge related to conversion of debentures ..............               --            24,000

    Changes in operating assets and liabilities, net of effect of acquisitions:
     Accounts receivable .....................................         (549,000)          247,000
     Prepaid expenses and other assets .......................          (90,000)         (173,000)
     Accounts payable accrued expenses and other liabilities .         (157,000)          307,000
     Deferred revenue ........................................           60,000           (31,000)
                                                                    -----------       -----------
Net cash used in operating activities ........................         (929,000)       (2,453,000)
                                                                    -----------       -----------
Cash flows from investing activities:

  Purchases of property and equipment ........................          (17,000)          (67,000)
                                                                    -----------       -----------
Net cash used in investing activities ........................          (17,000)          (67,000)
                                                                    -----------       -----------
Cash flows from financing activities:

  Principal payments on capital lease obligations ............           (2,000)           (1,000)
  Purchase of common stock warrants ..........................          (42,000)               --
  Proceeds from the sale of common stock .....................        1,313,000         2,628,000
  Proceeds from exercise of common stock options .............          137,000                --
                                                                    -----------       -----------
Net cash provided by financing activities ....................        1,406,000         2,627,000
                                                                    -----------       -----------
Net change in cash and cash equivalents ......................          460,000           107,000

Effect of exchange rate changes on cash and cash equivalents .           (1,000)           (2,000)

Cash and cash equivalents, beginning of period ...............          553,000           216,000
                                                                    -----------       -----------
Cash and cash equivalents, end of period .....................      $ 1,012,000       $   321,000
                                                                    ===========       ===========

                             ON2 TECHNOLOGIES, INC.
      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES:

                                                                 Six Months Ended June 30,
                                                                --------------------------
                                                                 2003              2002
                                                                ------          ----------
Cash paid during the period for:
   Interest ..............................................      $5,000          $    2,000
                                                                ======          ==========
   Taxes .................................................      $6,000          $   18,000
                                                                ======          ==========
 Acquisition of fixed assets under capital leases ........                      $   12,000
                                                                ======          ==========
 Conversion of debentures into shares of common stock ....                      $2,000,000
                                                                ======          ==========
 Conversion of preferred stock into shares of common stock                      $   15,000
                                                                ======          ==========

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

(c) Stock-Based Compensation

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

                                                  Three months ended, June 30,          Six months ended, June 30,
                                                  -----------------------------       -------------------------------
                                                      2003              2002               2003               2002
                                                  -----------       -----------       -----------       -------------
Reported net loss attributable to common
stockholders ...............................      $  (518,000)      $(2,277,000)      $  (687,000)      $  (3,671,000)

Stock-based employee compensation determined
under the fair value-based method
                                                     (235,000)       (1,427,000)         (386,000)         (2,869,000)
                                                  -----------       -----------       -----------       -------------

Pro forma net loss .........................      $  (753,000)      $(3,704,000)      $(1,073,000)      $  (6,540,000)
                                                  ===========       ===========       ===========       =============

Loss per common share (basic and diluted):

    As reported ............................      $     (0.01)      $     (0.04)      $     (0.01)      $       (0.08)
                                                  ===========       ===========       ===========       =============

    Pro forma ..............................      $     (0.01)      $     (0.07)      $     (0.02)      $       (0.14)
                                                  ===========       ===========       ===========       =============


(2) Source Code License Arrangements

     On June 21, 2003 On2 entered into two source code license and software distribution agreements with Beijing E-World Technology Co., Ltd ("E-World"), a company organized under the laws of the People's Republic of China (PRC), with its principal offices and operations located in the Xicheng District of Beijing, PRC. The two separate license arrangements extended E-World rights for use of On2's source code in its EVD and non-EVD/HDTV products. "EVD" means the Enhanced Versatile Disc Technology System being developed by E-world as a national industrial standard for China that will be used to record and playback video/audio/data (multimedia) using the EVD Equipment. "Non-EVD/HDTV Product" means a platform or device that E-world desires to port or use On2's Encoder and/or Decoder to or with other than the EVD/HDTV Products.

     The EVD arrangement requires E-World to pay a license fee of $50,000 within 10 days of the effective date of the agreement and also establishes royalty rates for each unit manufactured. The arrangement also designates minimum numbers of units manufactured in 2004 and 2005 (with excess actual units manufactured in 2004 reducing the subsequent year minimum obligation). The total two-year minimum royalty value due to On2 is approximately $4,900,000. Nonrefundable payments for royalties, including minimum royalties, are payable quarterly, beginning with the quarter ending March 31, 2004.

     The non-EVD/HDTV license requires E-World to pay On2 a license fee of $1,000,000 as follows: (1) $250,000 within 10 days of the effective date of the agreement; (2) $400,000 upon completion of the Initial Port (porting of the Encoder and Decoder to the Chips by E-World); and (3) $350,000 within 6 months of completion of the Initial Port. The non-EVD/HDTV license arrangement also establishes minimum numbers of units manufactured for royalties in 2004 and 2005 (with excess actual units manufactured in 2004 reducing the subsequent year minimum obligation). The total two-year minimum royalty value to On2 for the non-EVD HDTV license is approximately $100,000. Nonrefundable payments for royalties, including minimum royalties, are payable quarterly beginning with the quarter ending March 31, 2004.

     The initial license fee payments of $300,000 were received in June 2003. All payments are non-refundable and On2 delivered the source code under the arrangements in June 2003.

     Beyond the licensing of the software, On2 will provide E-World with phone and email source code porting, optimization and integration technical support for a period of 24 months at no additional charge. E-World can elect to receive an additional 12 months of Technical support for an additional $37,500 under each of the two arrangements.

    In the three months ended June 30, 2003, pursuant to guidance provided by SOP 97-2, "Software Revenue Recognition" and SOP 98-9, "Modification of SOP 97-2 with Respect to Certain Transactions" On2 recognized $244,000 as revenue, which reflects the $300,000 non-refundable initial license fee payment less $56,000 related to the technical support. The total value of technical support over the two-year term of the arrangements is $150,000, which has been allocated from the license fees based on vendor specific objective evidence (the renewal rate of the technical support of $37,500 per year under each of the two agreements). The $150,000 will be recognized ratably over the 24 months of the arrangements ($6,250/month) beginning in July 2003. The $56,000 represents a deferral for the proportionate share of the license fees recognized to date, which has been adjusted to cover the support period through the date that the first minimum royalties will be recognized. E-World is required to fulfill its payment schedule stipulated in the arrangements, or On2 will not be obligated to continue providing technical support. It is anticipated that the remainder of the technical support balance ($94,000) will be deducted from the pending $750,000 of license fees that will become due and recognizable upon completion of the Initial Porting by E-World. Alternatively, The $94,000 will be deducted from the guaranteed minimum royalty payments to the extent that these payments precede completion of Initial Porting.

     The nonrefundable minimum royalties under both arrangements will be accrued and recognized quarterly throughout their term, beginning March 31, 2004. Royalties in excess of guaranteed minimums, if any, will be accrued and recognized in the periods when they become fixed and determinable.

     On2 has sold and delivered a completed source code product to E-World that does not require additional, continued or follow-up development to satisfy the E-World arrangements. The Initial Porting is being performed by E-World. On2 has no further obligations to E-World, other than telephone and email based porting and technical support.

(3)   Equity-Line of Credit

     Since April 2002, when the Company's stockholders approved the sale, at the sole discretion of the Company, of up to 9,000,000 shares of Common Stock in connection with the Second Stock Purchase Agreement, the Company has sold 9,000,000 shares of Common Stock for net proceeds of approximately $2,073,000 through June 30, 2003 at which time the Company has issued all the stock registered for the Second Stock Purchase Agreement.

(4)   Subsequent Events

     Subsequent to June 30, 2003 the Company agreed to extend certain anti-dilution rights to the holders of its Series C-VI Preferred Stock, retroactive to the issuance of such shares. The conversion price of the

Series C-VI Preferred Stock has been adjusted to $0.5226 per share as a result of the retroactive treatment. The Company will reflect deemed dividends of $143,000 in the net income (loss) attributable to common stockholders in the quarter ending September 30, 2003 relating to this adjustment.

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

     In view of the rapidly evolving nature of our business and our limited operating history, we have limited experience forecasting our revenues and operating costs. Therefore, we believe that period-to-period comparisons of financial results are not necessarily meaningful and should not be relied upon as an indication of our future performance. To date, we have incurred substantial costs to create technology products and services. As of June 30, 2003, we had an accumulated deficit of $105.9 million. We will continue to incur costs to develop, introduce and enhance products and services, build brand awareness and grow our business. We may also incur significant additional costs related to technology, marketing or acquisitions of businesses and technologies to respond to changes in this rapidly developing industry. These costs may not correspond with any meaningful increases in revenues in the near term, if at all. As such, these costs may result in negative operating cash flows until such time as we generate sufficient revenues to offset such costs.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     This discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements that have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The preparation of our condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates. The condensed consolidated financial statements and the related notes thereto should be read in conjunction with the following discussion of our critical accounting policies and our Form 10-KSB filed with the SEC on March 30, 2003. Our critical accounting policies and estimates are:

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

     In July of 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS 142 requires goodwill and other intangible assets to be tested for impairment at least annually, and written off when impaired, rather than being amortized as previously required. As of June 30, 2003, we had no recorded goodwill. As of June 30, 2003, our intangible assets consisted of purchased technology, which we will continue to amortize over its remaining useful life. The purchased technology will be fully amortized as of September 2003. The adoption of SFAS 142 had no significant impact on our results of operations or financial position.

RESULTS OF OPERATIONS

     Revenue. Revenue for the three months ended June 30, 2003 was $827,000 as compared to $514,000 for the three months ended June 30, 2002. Revenue for the six months ended June 30, 2003 was $2,110,000 as compared to $1,716,000 for the six months ended June 30, 2002. Revenue for the three and six months ended June 30, 2003 and 2002 was derived primarily from the sale of software licenses, engineering and consulting services. The increase in revenue is attributed to the development of certain video-on-demand initiatives in Asia.

     On June 21, 2003, On2 entered into two source code license and software distribution agreements with E-World, a company organized under the laws of the People's Republic of China (PRC), with its principal offices and operations located in the Xicheng District of Beijing, PRC. The two separate license arrangements extended E-World rights for use of On2's source code in its EVD and non-EVD/HDTV products. "EVD" means the Enhanced Versatile Disc Technology System being developed by E-world as a national industrial standard for China that will be used to record and playback video/audio/data

(multimedia) using the EVD Equipment. "Non-EVD/HDTV Product" means a platform or device that E-world desires to port or use On2's Encoder and/or Decoder to or with other than the EVD/HDTV Products.

     The EVD arrangement requires E-World to pay a license fee of $50,000 within 10 days of the effective date of the agreement and also establishes a royalty rate of $2.00 for each unit manufactured that contains a Decoder and $4.00 for each unit manufactured that contains a Decoder and an Encoder. The arrangement also designates minimum numbers of units manufactured in 2004 and 2005 (with excess actual units manufactured in 2004 reducing the subsequent year minimum obligation). The total two year minimum royalty value due to On2 is approximately $4,900,000. E-world has provided us with an estimate indicating that it expects to manufacture a total of between 10,000,000 and 20,000,000 EVD units in the two-year period beginning January 2004 and ending December 2005. However, On2 cannot predict the number of units that may be manufactured. Nonrefundable payments for royalties, including minimum royalties, are payable quarterly, beginning with the quarter ending March 31, 2004.

     The non-EVD/HDTV license requires E-World to pay On2 a license fee of $1,000,000 as follows: (1) $250,000 within 10 days of the effective date of the agreement; (2) $400,000 upon completion of the Initial Port (porting of the Encoder and Decoder to the Chips by E-World); and (3) $350,000 within 6 months of completion of the Initial Port. The non-EVD/HDTV license arrangement also establishes a royalty rate of $2 for each unit manufactured that contains a Decoder and $4 for each unit manufactured that contains an Encoder and Decoder. The non-EVD/HDTV license arrangement also establishes minimum numbers of units manufactured for royalties in 2004 and 2005 (with excess actual units manufactured in 2004 reducing the subsequent year minimum obligation). The total two-year minimum royalty value to On2 for the non-EVD HDTV license is approximately $100,000. E-world has not supplied us with an estimate of the number of non-EVD/HDTV products it expects to manufacture and On2 cannot predict the actual number of units that will be manufactured. Nonrefundable payments for royalties, including minimum royalties, are payable quarterly beginning with the quarter ending March 31, 2004.

     The initial license fee payments of $300,000 were received in June 2003. All payments are non-refundable and On2 delivered the source code under the arrangements in June 2003.

     Beyond the licensing of the software, On2 will provide E-World with phone and email source code porting, optimization and integration technical support for a period of 24 months at no additional charge. E-World can elect to receive an additional 12 months of Technical support for an additional $37,500 under each of the two arrangements.

    In the three months ended June 30, 2003, pursuant to guidance provided by SOP 97-2, "Software Revenue Recognition" and SOP 98-9, "Modification of SOP 97-2 with Respect to Certain Transactions" On2 recognized $244,000 as revenue, which reflects the $300,000 non-refundable initial license fee payment less $56,000 related to the technical support. The total value of technical support over the two-year term of the arrangements is $150,000, which has been allocated from the license fees based on vendor specific objective evidence (the renewal rate of the technical support of $37,500 per year under each of the two agreements). The $150,000 will be recognized ratably over the 24 months of the arrangements ($6,250/month) beginning in July 2003. The remainder of the technical support balance ($94,000) will be deducted from subsequent proceeds, as received.

     The nonrefundable minimum royalties under both arrangements will be accrued and recognized quarterly throughout their term, beginning March 31, 2004. Royalties in excess of guaranteed minimums will be accrued and recognized in the periods when they become fixed and determinable.

     On2 has sold and delivered a completed source code product to E-World that does not require additional, continued or follow-up development to satisfy the E-World arrangements. The Initial Porting is being performed by E-World. On2 has no further obligations to E-World, other than telephone and email based porting and technical support.

     In June 2003, On2 entered into an unrelated Source Code License and Software Distribution Agreement and a Software Distribution Agreement with the Sony Corporation. These agreements extend Sony the right to use the VP4, VP5 or VP6 Decoder in certain television receiver products manufactured by Sony or Sony's subsidiaries and sold under the Sony brand or the brand of a third party. These agreements also extend Sony the right to use our media player software and a modified version of our server software in any television receiver product manufactured by Sony or Sony's subsidiaries and sold under the Sony brand or the brand of a third party. The agreements provide for the payment by Sony of a specified license fee and also establish royalty rates for each product manufactured.

     Operating expenses

     The Company's operating expenses consist of cost of revenue, research and development, sales and marketing, general and administrative expenses and impairment charges. Operating expenses for the three months ended June 30, 2003 were $1,398,000 as compared to $2,787,000 for the three months ended June 30, 2002. Operating expenses were $2,833,000 for the six months ended June 30, 2003 as compared to $5,359,000 for the six months ended June 30, 2002.

     Cost of Revenue. Cost of revenue includes personnel and consulting compensation costs, related overhead expenses, certain hardware costs, bandwidth costs, fees paid for licensed technology, depreciation costs and the amortization of purchased technology. Cost of revenue for the three months ended June 30, 2003 was $438,000 as compared to $736,000 for the three months ended June 30, 2002. Cost of revenues for the six months ended June 30, 2003 was $842,000 as compared to $1,208,000 for the six months ended June 30, 2002. The decrease in expenses for the three and six months ended June 30, 2003 is primarily due to a reduction in headcount and depreciation.

     Research and Development. Research and development expenses primarily consist of salaries and related expenses and consulting fees associated with the development and production of our products and services, operating lease costs and depreciation costs. Research and development expenses for the three months ended June 30, 2003 were $291,000 as compared to $701,000 for the three months ended June 30, 2002. Research and development expenses for the six months ended June 30, 2003 were $616,000 as compared to $1,392,000 for the six months ended June 30, 2002. The decreases in expenses were primarily attributed to a reduction in compensation and benefits costs due to a reduction in headcount and a reduction in depreciation.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related costs of sales, business development and marketing personnel, tradeshow costs, marketing and promotional costs incurred to create brand awareness and public relations expenses. Sales and marketing expenses for the three months ended June 30, 2003 were $107,000 as compared to $369,000 for the three months ended June 30, 2002. Sales and marketing expenses for the six months ended June 30, 2003 were $192,000 as compared to $739,000 for the six months ended June 30, 2002. The decreases were primarily attributed to a reduction in compensation and benefits costs due to a reduction in headcount and a decrease in advertising and marketing costs.

     General and Administrative. General and administrative expenses consist primarily of salaries and related personnel costs for general corporate functions including finance, human resources, legal and facilities, outside legal and professional fees and insurance. General and administrative expenses for the three months ended June 30, 2003 were $562,000 as compared to $951,000 for the three months ended June 30, 2002. General and administrative expenses for the six months ended June 30, 2003 were $1,183,000 as compared to $1,990,000 for the six months ended June 30, 2002. The decreases were primarily attributable to decreased personnel, and a general decrease in unallocated operating overhead attributable to an entity-wide decrease in personnel.

     Impairment Charges. We did not incur impairment charges for the three and six months ended June 30, 2003. Impairment charges were $30,000 for the three and six months ended June 30, 2002. The charges relate to the write-down of the value of a content library. We acquired the content library, consisting primarily of licensed content for distribution through DVD sales and the Internet, in April 2000. The library was originally acquired for the Company's broadband content network, which ceased operations in the second quarter of 2000. However, the Company continued to sell the licensed Quickband content, via DVD sales, through a distribution agreement acquired in connection with the library. As of December 31, 2000, we terminated all operations related to our content assets. At that time, we determined that further distribution of the Quickband content would result in recurring losses. We made the decision to sell the library and reduced the carrying value of the library to $500,000 at December 31, 2000. This amount represented the estimated fair value based upon interest in the library at that time from several potential buyers, which never materialized. We periodically reviewed the value of the library against market demand and recorded the subsequent impairment charges based upon the perceived value of the library and its content in the market. There will no additional charges related to the impairment of the content library in future periods.

     Interest and other income (expense), net. Interest and other income (expense), net was $57,000 for the three months ended June 30, 2003 as compared to $1,000 for the three months ended June 30, 2002. Interest and other income (expense), net was $42,000 for the six months ended June 30, 2003 as compared to $(10,000) for the six months ended June 30, 2002. Interest and other income (expense), net primarily consists interest earned on our rental security deposits and money market accounts, interest incurred for capital lease obligations, and the interest and amortization of debt discount related to the Series A secured convertible debentures. For the six months ended June 30, 2002, interest and other income (expense), net includes a charge of $24,000 related to the conversion of our Series A Convertible Debentures into common stock. The increase in interest and other income, net for the three and six months ended June 30, 2003 is primarily attributable to the receipt of $70,000 that represents the final installment in the legal settlement with E-Coin.

     As of June 30, 2003, we had approximately 25 full-time employees.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2003, we had cash reserves and working capital of $1,012,000 and $1,910,000, respectively as compared to $553,000 and $731,000 at December 31, 2002.

     Net cash used in operating activities was $929,000 and $2,453,000 for the six months ended June 30, 2003 and 2002, respectively. The decrease in net cash used in operating activities was primarily attributable to a decrease in our net operating losses, offset by a decrease in depreciation and amortization and changes in accounts payable, accrued expenses and other liabilities and accounts receivable.

     Net cash used in investing activities was $17,000 and $67,000 for the six months ended June 30, 2003 and 2002, respectively, which relates to purchases of property and equipment.

     Net cash provided by financing activities was $1,406,000 and $2,627,000 for the six months ended June 30, 2003 and 2002, respectively, which primarily relates to proceeds received from the sale of common stock.

     We currently have no material commitments for the next 12 months other than those under our operating lease arrangements. These arrangements consist primarily of lease arrangements for our office space in New York City and Clifton Park, New York. The aggregate required payments for the next 12 months under these arrangements are $140,000. Notwithstanding the above, our most significant non-contractual operating costs for the next 12 months are compensation and benefit costs, insurance costs and general overhead costs such as telephone and utilities. During the next 12 months, we anticipate incurring approximately $400,000 per month in cash operating costs.

     The Company currently has two equity lines of credit. In December 2000, the Company entered into a common stock purchase agreement ("Initial Stock Purchase Agreement") with an accredited investor ("Investor"), for the sale, from time to time, of the Company's Common Stock. Pursuant to the Initial Stock Purchase Agreement, the Investor has committed to purchase up to $23,000,000 of Common Stock over a 36-month period. The Investor may be required to invest an additional $17,000,000 upon the attainment of certain trading volumes and weighted average market prices in the Company's Common Stock. However, the Company's ability to procure funds through the Initial Stock Purchase Agreement may be limited or prohibited based on certain trading volumes and weighted average market prices in the Company's Common Stock.

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

     In May 2001, the Company's shareholders approved the sale, at the sole discretion of the Company, of up to 15,500,000 shares of Common Stock in connection with the Initial Stock Purchase Agreement. The Company has sold 15,500,000 shares of Common Stock for net proceeds of approximately $6,670,000 under the Initial Stock Purchase Agreement,

     In November 2001, the Company entered into a second common stock purchase agreement ("Second Stock Purchase Agreement") with the Investor, for sale, from time to time, of the Company's Common Stock. Under the Second Stock Purchase Agreement, the Investor has committed to purchase an additional $23,000,000 million over a 36-month period, with an additional commitment for $17,000,000 upon the attainment of certain price and volume thresholds. Under the Second Stock Purchase Agreement, providing that the volume weighted average stock price for the 30-day period preceding a draw-down notice is at least $0.30, the Company may request (a) a minimum amount of $300,000 or (b) a maximum amount equal to the greater of $500,000 or $300,000 plus 4.5% of the volume weighted average stock price for the preceding 30-day period multiplied by the total trading volume for the preceding 3-month period. If the volume weighted average stock price is below $0.30 and greater than $0.10, the minimum draw down amount is pro-ratably reduced from $300,000 to $100,000.

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

     Since April 2002, when the Company's shareholders approved the sale, at the sole discretion of the Company, of up to 9,000,000 shares of Common Stock in connection with the Second Stock Purchase Agreement, the Company has sold 9,000,000 shares of Common Stock for net proceeds of approximately $2,073,000 and has issued all the stock registered for the Second Stock Purchase Agreement.

     Based on our current working capital requirements, we do not believe we will require additional funding during the next 12 months to finance our current level of operations.

     We have experienced significant operating losses and negative operating cash flows to date. Our management's plan to increase our cash flows from operations relies significantly on increases in revenue generated from our broadband technology services, products and licenses. However, there are no assurances that we will be successful in effecting such increases. The market for distribution of broadband technology services is highly competitive. Additionally, our capital requirements depend on numerous factors, including market acceptance of our technology and services, research and development costs and the resources we spend on marketing and selling our products and services. Additionally, we continue to evaluate investments in complementary businesses, products and services, some of which may be significant.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

ITEM 3. CONTROLS AND PROCEDURES.

(a)  Evaluation of Disclosure Controls and Procedures:

     Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Within the 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's 2003 Annual Meeting of Stockholders was held on May 21, 2003. Represented at the Annual Meeting, either in person or by proxy, were 53,175,904 voting shares. The following actions were taken by a vote of the Company's stockholders at the Annual Meeting:

Messrs. Doug McIntyre, Tom Weigman, Stephen Klein, J. Allen Kosowsky, William A. Newman and Mark J. Meagher were elected to serve as members of the Company's Board of Directors, with each receiving 53,133,637 votes in favor of election, 3,931 votes against election and with 38,336 votes abstaining. There were no votes withheld and no broker non-votes.

The appointment of Eisner LLP as the Company's independent certified public accountants for the fiscal year ending December 31, 2003 was ratified; 53,031,569 votes were cast for the ratification; 53,690 votes were cast against the ratification; and there were 90,645 abstentions. There were no votes withheld and no broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

31.1    Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2    Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1    Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2    Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b)  Reports on Form 8-K

Current Report on Form 8-K filed on April 28, 2003

Current Report on Form 8-K filed on June 24, 2003

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            On2 Technologies, Inc.
                            ----------------------------------------------------
                                               (Registrant)



August 13, 2003             /s/ Mark J. Meagher
---------------             ----------------------------------------------------
(Date)                                         (Signature)
                            Mark J. Meagher
                            Executive Vice President and Chief Financial Officer
                                       (Principal Financial Officer)






August 13, 2003             /s/ Anthony Principe
---------------             ----------------------------------------------------
(Date)                                         (Signature)
                            Anthony Principe
                            Vice President and Controller
                                          (Principal Accounting Officer)