Form 10QSB
period 2003-09-30
ON2 TECHNOLOGIES INC
filed 2003-11-14
CIK 1045280

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2003.

                        Commission file number 1-15117.

                             On2 Technologies, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                       84-1280679
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

21 Corporate Drive, Suite 103 Clifton Park, NY                          12065
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

The number of shares of the Registrant's Common Stock, par value $0.01 ("Common Stock"), outstanding as of November 11, 2003 was 72,477,138.

Transitional Small Business Disclosure Format (Check one): |_| Yes  |X| No

                                Table of Contents

PART I -- FINANCIAL INFORMATION

                                                                                                   Page
                                                                                                   ----
Item 1.  Consolidated Financial Statements.

Condensed Consolidated Balance Sheets at September 30, 2003 (unaudited) and December 31, 2002.....  3

Unaudited Condensed Consolidated Statements of Operations,
  Three and Nine Months Ended September 30, 2003 and 2002.........................................  4

Unaudited Condensed Consolidated Statements of Cash Flows
  Nine Months Ended September 30, 2003 and 2002...................................................  5

Notes to Unaudited Condensed Consolidated Financial Statements....................................  7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.... 10

Item 3.  Controls and Procedures.................................................................. 17

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings........................................................................ 18

Item 6.  Exhibits and Reports on Form 8-K......................................................... 18

Signatures........................................................................................ 19

Certifications.................................................................................... 20

                         PART I -- FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                             ON2 TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   September 30,     December 31,
                                                                       2003              2002
                                                                   -------------    -------------
                                                                    (unaudited)
                            ASSETS
   Current assets:
     Cash and cash equivalents .................................   $   2,915,000    $     553,000
     Accounts receivable, net of allowance for doubtful accounts         961,000          601,000
     Prepaid expenses and other current assets .................         222,000          101,000
                                                                   -------------    -------------
        Total current assets ...................................       4,098,000        1,255,000

   Property and equipment, net .................................         174,000          353,000
   Purchased technology and other intangible assets, net .......                          463,000
   Other assets ................................................          26,000            9,000
                                                                   -------------    -------------
        Total assets ...........................................   $   4,298,000    $   2,080,000
                                                                   =============    =============

            LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
     Accounts payable ..........................................   $     161,000    $     266,000
     Accrued and other liabilities .............................         187,000          254,000
     Deferred revenue ..........................................          53,000
     Current portion of capital lease obligations ..............                            4,000
     Term loan .................................................         108,000
                                                                   -------------    -------------
        Total current liabilities ..............................         509,000          524,000

   Capital lease obligations, net of current portion ...........                            5,000

   Convertible debentures ......................................         541,000          569,000

   Commitments and contingencies

   Stockholders' equity:
     Preferred stock ...........................................          99,000           99,000
     Common stock ..............................................         662,000          596,000
     Additional paid-in ........................................     109,165,000      105,422,000
     capital
     Accumulated other comprehensive loss ......................         (19,000)         (16,000)
     Accumulated deficit .......................................    (106,659,000)    (105,119,000)
                                                                   -------------    -------------

       Total stockholders' equity ..............................       3,248,000          982,000
                                                                   -------------    -------------

       Total liabilities and stockholders' equity ..............   $   4,298,000    $   2,080,000
                                                                   =============    =============

See accompanying notes to unaudited condensed consolidated financial statements

                             ON2 TECHNOLOGIES, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Three Months Ended               Nine Months Ended
                                                        September 30,                   September 30,
                                                ----------------------------    ----------------------------
                                                    2003            2002            2003            2002
                                                ------------    ------------    ------------    ------------
Revenues ....................................   $    866,000    $    824,000    $  2,976,000    $  2,540,000

Operating expenses:
     Cost of revenues .......................        410,000         422,000       1,252,000       1,630,000
     Research and development ...............        249,000         455,000         865,000       1,847,000
     Sales and marketing ....................        158,000         108,000         350,000         848,000
     General and administrative .............        650,000         605,000       1,833,000       2,515,000
     Impairment charges .....................             --              --              --          30,000
     Cost curtailment and restructuring
       charges ..............................             --         502,000              --         581,000
                                                ------------    ------------    ------------    ------------
Total operating expenses ....................      1,467,000       2,092,000       4,300,000       7,451,000
                                                ------------    ------------    ------------    ------------
Loss from operations ........................       (601,000)     (1,268,000)     (1,324,000)     (4,911,000)

Interest and other
 (expense), net .............................        (21,000)         (4,000)         21,000         (14,000)
                                                ------------    ------------    ------------    ------------
Loss before provision for income taxes ......       (622,000)     (1,272,000)     (1,303,000)     (4,925,000)

Provision for income taxes ..................          3,000           9,000           9,000          27,000
                                                ------------    ------------    ------------    ------------
Net loss ....................................       (625,000)     (1,281,000)     (1,312,000)     (4,952,000)

Non-cash convertible preferred stock dividend        228,000         668,000         228,000         668,000
                                                ------------    ------------    ------------    ------------
Net loss attributable to common
   stockholders .............................   $   (853,000)   $ (1,949,000)   $ (1,540,000)   $ (5,620,000)
                                                ============    ============    ============    ============

Basic and diluted net loss per common share .   $       (0.0)   $      (0.03)   $      (0.02)   $      (0.11)
                                                ============    ============    ============    ============

Weighted average basic and diluted common
   shares outstanding .......................     65,339,000      56,094,000      62,678,000      51,321,000
                                                ============    ============    ============    ============

See accompanying notes to unaudited condensed consolidated financial statements

                             ON2 TECHNOLOGIES, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Nine Months Ended September 30,
                                                                                -------------------------------
                                                                                     2003            2002
                                                                                  -----------    -----------
Cash flows from operating activities:
  Net .........................................................................   $(1,312,000)   $(4,952,000)
  loss
    Adjustments to reconcile net loss to net cash used in operating activities:
     Non-cash bond interest ...................................................        26,000
     Depreciation and
       amortization ...........................................................       672,000      1,214,000
     Amortization of debt discount ............................................        22,000          1,000
     Restructuring and impairment charges .....................................            --         30,000
     Charge related to conversion of debentures ...............................            --         24,000
     Loss on disposal of fixed assets .........................................            --        289,000
   Changes in operating assets and liabilities, net of effect of acquisitions:
     Accounts receivable, net .................................................      (360,000)      (157,000)
     Prepaid expenses and other current assets ................................      (120,000)       (50,000)
     Other assets .............................................................       (17,000)       253,000
     Accounts payable, accrued expenses and other liabilities .................      (172,000)      (181,000)
     Deferred revenue .........................................................        53,000        (31,000)
                                                                                  -----------    -----------
Net cash used in operating activities .........................................    (1,208,000)    (3,560,000)
                                                                                  -----------    -----------
Cash flows from investing activities:

  Purchases of property and equipment .........................................       (30,000)       (69,000)
                                                                                  -----------    -----------
Net cash used in investing activities .........................................       (30,000)       (69,000)
                                                                                  -----------    -----------
Cash flows from financing activities:

  Principal payments on capital lease obligations .............................        (9,000)        (2,000)
  Purchase of common stock warrants ...........................................       (42,000)            --
  Proceeds from term loan, net of repayment ...................................       108,000             --
  Proceeds from the sale of common stock ......................................     1,313,000      3,258,000
  Proceeds from the issuance of convertible debentures ........................            --        650,000
  Proceeds from exercise of common stock options and warrants .................     2,233,000             --
                                                                                  -----------    -----------
Net cash provided by financing activities .....................................     3,603,000      3,906,000
                                                                                  -----------    -----------
Net change in cash and cash equivalents .......................................     2,365,000        277,000

Effect of exchange rate changes on cash and cash equivalents ..................        (3,000)        (3,000)
                                                                                  -----------    -----------

Cash and cash equivalents, beginning of period ................................       553,000        216,000
                                                                                  -----------    -----------
Cash and cash equivalents, end of period ......................................   $ 2,915,000    $   490,000
                                                                                  ===========    ===========

                             ON2 TECHNOLOGIES, INC.
      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Supplemental disclosure of cash flow information and non-cash investing and financing activities:

                                                         Nine Months Ended September 30,
                                                         -------------------------------
                                                                2003         2002
                                                             -----------------------
Cash paid during the period for:
   Interest ..............................................   $   10,000   $    2,000
                                                             =======================
   Taxes .................................................   $   13,000   $   18,000
                                                             =======================
 Acquisition of fixed assets under capital leases ........                $   12,000
                                                             =======================
 Conversion of debentures into shares of common stock ....   $   50,000   $2,000,000
                                                             =======================
 Conversion of preferred stock into shares of common stock                $   26,000
                                                             =======================
 Non-cash convertible preferred stock dividends ..........   $  228,000   $  668,000
                                                             =======================

               See accompanying notes to the unaudited condensed
                       consolidated financial statements

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

(c) Stock-Based Compensation

      Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" encourages the use of the fair value based method of accounting for stock-based employee compensation. Alternatively, SFAS No.123 allows entities to continue to apply the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock

ON2 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

                                               Three months ended, September 30,    Nine months ended, September 30,
                                               ---------------------------------    --------------------------------
                                                  2003                 2002            2003                 2002
                                               -----------          -----------     -----------        -------------
Reported net loss attributable to common
stockholders                                   $  (853,000)         $(1,949,000)    $(1,540,000)       $  (5,620,000)

Stock-based employee compensation determined
under the fair value-based method
                                                   (54,000)            (506,000)       (440,000)          (3,375,000)
                                               -----------          -----------     -----------        -------------

Pro forma net loss                             $  (907,000)         $(2,455,000)    $(1,980,000)       $  (8,995,000)
                                               ===========          ===========     ===========        =============

Loss per common share (basic and diluted):

    As reported                                $     (0.01)         $     (0.03)    $     (0.02)       $       (0.11)
                                               ===========          ===========     ===========        =============

    Pro forma                                  $     (0.01)         $     (0.04)    $     (0.03)       $       (0.18)
                                               ===========          ===========     ===========        =============

(2) Term Loan

      During July 2003 the Company obtained unsecured financing in the amount of $160,000 to finance their Directors' and Officer' Liability Insurance for the next twelve months. The financing arrangement is for nine months; runs through March of 2004 and bears interest at an annual rate of 7.75%.

(3) Stockholders' Equity

(a) Preferred Stock

      During the third quarter of 2003 the Company agreed to extend certain anti-dilution rights to the holders of its Series C-VI Preferred Stock, retroactive to the issuance of such shares. The conversion price of the Series C-VI Preferred Stock has been adjusted to $0.5226 from $0.5601 per share as a result of the retroactive treatment. The Company recorded deemed dividends of $143,000 in the quarter ending September 30, 2003 relating to this adjustment.

ON2 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the third quarter of 2003 the Company granted a cashless exercise to a C-II Preferred Sock warrant holder. The Company recorded a deemed dividend of $85,000 in the quarter ending September 30, 2003 upon the cashless exercise of these warrants.

(b) Equity-Line of Credit

      Since April 2002, when the Company's stockholders approved the sale, at the sole discretion of the Company, of up to 9,000,000 shares of Common Stock in connection with the Second Stock Purchase Agreement, the Company has sold 9,000,000 shares of Common Stock for net proceeds of approximately $2,073,000 through June 30, 2003 at which time the Company had issued all the stock registered for the Second Stock Purchase Agreement. For the nine months ended September 30, 2003 the Company issued 3,387,000 shares of its common stock and received proceeds of $1,313,000 in connection with the Second Stock Purchase Agreement.

(c) Common Stock Options and Warrants

      For the nine months ended September 30, 2003, the Company issued 1,649,000 shares of common stock and received proceeds of $845,000 for the exercise of common stock options and issued 1,049,000 shares of common stock and received proceeds of $1,388,000 for the exercise of common stock warrants.

(d) Customer concentration

      For the three months ended September 30, 2003, approximately 75% of the Company's gross revenues were generated from two customers. Approximately 58% was generated from the license of software to the Company's Japanese reseller, MCS K.K. and 17% was generated from the license of software to Electronic Arts, Inc. For the three months ended September 30, 2002, approximately 75% of the Company's gross revenues were generated from two customers. Approximately 50% was generated from the Company's Japanese reseller, MCS K.K., for encoders and servers and 25% was generated from the sale of VP5 encoders to America Online.

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

      In view of the rapidly evolving nature of our business and our limited operating history, we have limited experience forecasting our revenues and operating costs. Therefore, we believe that period-to-period comparisons of financial results are not necessarily meaningful and should not be relied upon as an indication of our future performance. To date, we have incurred substantial costs to create technology products and services. As of September 30, 2003, we had an accumulated deficit of $106.6 million. We will continue to incur costs to develop, introduce and enhance products and services, build brand awareness and grow our business. We may also incur significant additional costs related to technology, marketing or acquisitions of businesses and technologies to respond to changes in this rapidly developing industry. These costs may not correspond with any meaningful increases in revenues in the near term, if at all. As such, these costs may result in negative operating cash flows until such time as we generate sufficient revenues to offset such costs.

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

Results of Operations

      Revenue. Revenue for the three months ended September 30, 2003 was $866,000 as compared to $824,000 for the three months ended September 30, 2002. Revenue for the nine months ended September 30, 2003 was $2,976,000 as compared with $2,540,000 for the nine months ended September 30, 2002. Revenue for the three and nine months ended September 30, 2003 and 2002 was derived primarily from the sale of software licenses, engineering and consulting services. The increase in revenue is attributed to the development of certain digital video and video-on-demand initiatives in Asia. For the three months ended September 30, 2003, approximately 75% of the Company's gross revenues were generated from two customers. Approximately 58% was generated from the license of software to the Company's Japanese reseller, MCS K.K. and 17% was generated from the license of software to Electronic Arts Inc. For the three months ended September 30, 2002, approximately 75% of the Company's gross revenues were generated from two customers. Approximately 50% was generated from the Company's Japanese reseller, MCS K.K., for encoders and servers and 25% was generated from the sale of VP5 encoders to America Online.

      Operating expenses

      The Company's operating expenses consist of cost of revenue, research and development, sales and marketing, general and administrative expenses, impairment charges and cost curtailment and restructuring charges. Operating expenses for the three months ended September 30, 2003 were $1,467,000 as compared to $2,092,000 for the three months ended September 30, 2002. Operating expenses were $4,300,000 for the nine months ended September 30, 2003 as compared to $7,451,000 for the nine months ended September 30, 2002.

      Cost of Revenue. Cost of revenue includes personnel and consulting compensation costs, related overhead expenses, certain hardware costs, bandwidth costs, fees paid for licensed technology, depreciation costs and the amortization of purchased technology. Cost of revenue for the three months ended September 30, 2003 was $410,000 as compared to $422,000 for the three months ended September 30, 2002. Cost of revenues for the nine months ended September 30, 2003 was $1,252,000 as compared with $1,630,000 for the nine months ended September 30, 2002. The decrease in expenses for the three and nine months ended September 30, 2003 is primarily due to a reduction in headcount and depreciation. Amortization of purchased technology was $150,000 and $464,000 for the three and nine months ended September 30, 2003. As of September 30, 2003 purchased technology was fully amortized

      Research and Development. Research and development expenses primarily consist of salaries and related expenses and consulting fees associated with the development and production of our products and services, operating lease costs and depreciation costs. Research and development expenses for the three months ended September 30, 2003 were $249,000 as compared with $455,000 for the three months ended September 30, 2002. Research and development expenses for the nine months ended September 30, 2003 were $865,000 as compared with $1,847,000 for the nine months ended September 30, 2002. The decreases in expenses were primarily attributed to a reduction in compensation and benefits costs due to a reduction in headcount and a reduction in depreciation.

      Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related costs of sales, business development and marketing personnel, tradeshow costs, marketing and promotional costs incurred to create brand awareness and public relations expenses. Sales and marketing expenses for the three months ended September 30, 2003 were $158,000 as compared with $108,000 for the three months ended September 30, 2002. Sales and marketing expenses for the nine months ended June 30, 2003 were $350,000 as compared with $848,000 for the nine months ended September 30, 2002. The increase for the three months ended September 30, 2003 is primarily attributable to consulting fees paid in the quarter for certain customer related projects. The decrease for the nine months ended September 30, 2003 was primarily attributed to a reduction in compensation and benefits costs due to a reduction in headcount and a decrease in advertising, marketing and business development costs.

      General and Administrative. General and administrative expenses consist primarily of salaries and related personnel costs for general corporate functions including administration, finance, human resources, legal and facilities, consulting, outside legal and professional fees and insurance. General and administrative expenses for the three months ended September 30, 2003 were $650,000 as compared with $605,000 for the three months ended September 30, 2002. General and administrative expenses for the nine months ended September 30, 2003 were $1,833,000 as compared with $2,515,000 for the nine months ended September 30, 2002. The increase for the three months ended September 30, 2003 was primarily attributed to an increase in legal, consulting and other professional fees related to the E-world contracts. The decreases for the nine months ended September 30, 2003 was primarily attributed to a reduction in compensation and benefits costs due to a reduction in headcount and a general decrease in unallocated operating overhead attributed to an entity-wide decrease in personnel.

      Impairment Charges. The Company did not incur impairment charges for the three and nine months ended September 30, 2003. Impairment charges were $30,000 for the nine months ended September 30, 2002. The $30,000 charge relates to the write-down of the remaining value of a DVD content library. The library was originally acquired for the Company's broadband content network, which ceased operations in the second quarter of 2000. There will be no additional charges related to the impairment of the content library in future periods.

      Cost Curtailment and Restructuring Charges. The Company did not incur cost curtailment and restructuring charges for the three and nine months ended September 30, 2003. Cost curtailment and restructuring charges were $502,000 and $581,000 for the three and nine months ended September 30, 2002. The charges were comprised of the following: (1) $113,000 related to severance accrued and paid for terminated employees resulting from the elimination of the Company's New York City office; (2) $172,000 in penalties to terminate the lease on the Company's office space in New York City; (3) $7,000 in relocation costs incurred to relocate the Company's offices to the Albany, New York area; (4) $289,000 write-off of the net carrying value of fixed assets abandoned as a result of closing the New York City office.

      Interest and other income (expense), net. Interest and other income (expense), net was $(21,000) as compared to $(4,000) for the three months ended September 30, 2003 and 2002, respectively. Interest and other income (expense), net was $21,000 as compared with $(14,000) for the three and nine months ended September 30, 2003 and 2002, respectively. Interest and other income (expense), net primarily consists interest earned on our rental security deposits and money market accounts, interest incurred for capital lease obligations, and the interest and amortization of debt discount related to the Series A secured convertible debentures. The increase in interest and other expense for the three months ended September 30, 2003 was primarily attributable to interest incurred on the Series A secured convertible debentures. For the nine months ended September 30, 2003, interest and other income (expense), net includes other income of $70,000 that represents receipt of the final installment in the legal settlement with E-Coin partially offset by the interest incurred on the convertible debentures.

      As of September 30, 2003, the Company had approximately 26 full-time employees.

Liquidity and Capital Resources

      As of September 30, 2003, the Company had cash reserves and working capital of $2,915,000 and $3,589,000, respectively as compared with $553,000 and $731,000 at December 31, 2002.

      Net cash used in operating activities was $1,208,000 and $3,560,000 for the nine months ended September 30, 2003 and 2002, respectively. The decrease in net cash used in operating activities was primarily attributed to a decrease in our net operating losses, partially offset by a decrease in depreciation and amortization, a loss on disposal of fixed assets in the nine months ended September 30, 2002 and changes in accounts receivable.

      Net cash used in investing activities was $30,000 and $69,000 for the nine months ended September 30, 2003 and 2002, respectively, which relates to purchases of property and equipment.

      Net cash provided by financing activities was $3,603,000 and $3,906,000 for the nine months ended September 30, 2003 and 2002, respectively. During the nine months ended September 30, 2003 the Company received proceeds of $1,313,000 from the sale of common stock under its equity line of credit, $2,233,000 from the exercise of options and warrants and $108,000 under its term loan, net of repayment. During the nine months ended September 30, 2002 the Company received proceeds of $3,258,000 from the sale of common stock under its equity line of credit and $650,000 from the issuance of secured convertible debentures.

      We currently have no material commitments for the next 12 months other than those under our operating lease arrangements. These arrangements consist primarily of lease arrangements for our office space in New York City and Clifton Park, New York. The aggregate required payments for the next 12 months under these arrangements are $160,000. Notwithstanding the above, our most significant non-contractual operating costs for the next 12 months are compensation and benefit costs, insurance costs and general overhead costs such as telephone and utilities. During the next 12 months, we anticipate incurring approximately $400,000 per month in cash operating costs.

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

      Since April 2002, when the Company's shareholders approved the sale, at the sole discretion of the Company, of up to 9,000,000 shares of Common Stock in connection with the Second Stock Purchase Agreement, the Company has sold 9,000,000 shares of Common Stock for net proceeds of approximately $2,073,000 and has issued all the stock registered for the Second Stock Purchase Agreement. For the nine months ended September 30, 2003 the Company issued 3,387,000 shares of its common stock and received proceeds of $1,313,000 in connection with the Second Stock Purchase Agreement.

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

(b) Reports on Form 8-K

Current Report on Form 8-K filed on July 28, 2003

Current Report on Form 8-K filed on July 29, 2003

Current Report on Form 8-K filed on August 12, 2003

Current Report on Form 8-K filed on September 2, 2003

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        On2 Technologies, Inc.
                                        ----------------------------------------
                                        (Registrant)


November 14, 2003                     /s/ Anthony Principe
-----------------------------------     ----------------------------------------
(Date)                                  (Signature)
                                        Anthony Principe
                                        Vice President and Chief Financial
                                          Officer (Principal Financial Officer)