Form 10KSB
period 2003-12-31
ON2 TECHNOLOGIES INC
filed 2004-03-30
CIK 1045280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

        (Mark One)

           [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

           [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                         COMMISSION FILE NUMBER 1-15117.

                             ON2 TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)


                 DELAWARE                                84-1280679
      (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                  Identification No.)


               21 CORPORATE DR.                             12065
                  SUITE 103                               (Zip Code)
               CLIFTON PARK, NY
   (Address of principal executive offices)


               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (518) 348-0099


           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

    TITLE OF EACH CLASS           NAME(S) OF EACH EXCHANGE ON WHICH LISTED

        Common Stock                        American Stock Exchange


           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      NONE

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [_]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      Issuer's revenues for the year ended December 31, 2003 were approximately $3,302,000.

      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 26, 2004, was approximately $72,734,053

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [_] No [X]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      State the number of shares outstanding of each of the issuer's classes of common stock, $0.01 par value ("Common Stock"), as of the latest practicable date:

      75,693,560 shares as of March 26, 2004.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Items 9, 10, 11, and 12 of Part III are incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders, to be held on May 21, 2004. Registrant's definitive Proxy Statement will be filed with the Securities and Exchange Commission on or before 120 days after December 31, 2003.


      Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

                                TABLE OF CONTENTS

PART I
                                                                                      Page
                                                                                      ----
 ITEM 1.             DESCRIPTION OF BUSINESS                                             4
 ITEM 2.             DESCRIPTION OF PROPERTY                                            11
 ITEM 3.             LEGAL PROCEEDINGS                                                  11
 ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                11

PART II

 ITEM 5.             MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS           11
 ITEM 6.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS                                          12
 ITEM 7.             FINANCIAL STATEMENTS                                               26
 ITEM 8.             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                     AND FINANCIAL DISCLOSURE                                           26

PART III

 ITEM 9.             DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                     PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT         27
 ITEM 10.            EXECUTIVE COMPENSATION                                             27
 ITEM 11.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                     AND MANAGEMENT                                                     27
 ITEM 12             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                     27
 ITEM 13             CONTROLS AND PROCEDURES                                            27
 ITEM 14             EXHIBITS AND REPORTS ON FORM 8-K                                   28

Signatures

                                     PART I

ITEM 1.            DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

      This document contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance and are not statements of historical fact. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "might," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," "future," "objective," "forecast," "goal" or "continue," the negative of such terms, or other comparable terminology. These statements are only predictions, and actual events or results may differ materially. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements, and in all cases, such statements are subject to our ability to secure sufficient financing or to increase revenues to support our operations. In this regard, our business and operations are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements contained in this Form 10-KSB. In evaluating our business, you should give careful consideration to the information set forth below under the caption "Management's Discussion and Analysis -- Risk Factors That May Affect Future Operating Results," in addition to the other information set forth herein.

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

OVERVIEW

      We are a leading video compression technology firm. We have developed a proprietary technology platform and video compression/decompression software ("codec") to deliver high-quality video at the lowest possible data rates over proprietary networks and the Internet to devices such as set-top boxes, personal computers, and wireless and other devices. We offer a suite of products and services, centered around our VPx family of products (e.g., VP5, VP6), that incorporate our proprietary compression technology. Our service offerings include customized engineering, consulting, and encoding services and technical support. In addition, we license our software products, which include video and audio codecs and encoding, player and server software, for use with video delivery platforms.

DEVELOPMENT OF OUR BUSINESS

We detail the history and evolution of our business under the section "Management's Discussion and Analysis -- Risk Factors That May Affect Future Operating Results - History".

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

OUR TECHNOLOGY, PRODUCTS AND SERVICES

      We have designed our technology to deliver the highest-quality video at the lowest possible data rates. We currently license and develop a number of products related to our TrueMotion line of codecs and TrueCast line of server and player products for proprietary networks, the Internet and consumer electronic industries.

TRUEMOTION(R) 2X (TM2X)

      Originally developed as our state-of-the-art video compression codec in 1998, the TM2X codec is optimized for hard-drive, Kiosk, or CD-ROM based video playback. The TM2X video delivery algorithm was licensed for use in Sega's Dreamcast and Saturn and is also licensed to gaming developers and manufacturers interested in high quality video on machines with limited processing capabilities.

      TM2X offers high resolutions (320x240, 640x480) and high bit-rates that can play back smoothly on a wide range of CPUs. The product was part of QuickTime and Video for Windows and can be used in programs such as Adobe Premiere and Terran's Media Cleaner Pro. It is also a cross platform codec, with QuickTime working on both Macintosh computers and personal computers.

TRUEMOTION VP3 SERIES

      Our TrueMotion VP3 series of codecs includes VP3, VP3.1 and VP3.2. VP3 was introduced in January of 2000 and was the original codec used on our website at data rates between 300 and 400 kbps. VP3.1 was launched in June of 2000 and provided for full-motion, full-screen television quality video over the Internet at data rates as low as 250 kbps, scaling dynamically to 500 kbps and more. Introduced in August of 2000, VP3.2 is designed to offer high-quality video transmission over broadband Internet connections and supply television-quality video at data rates as low as 200 kbps. VP3 files are encoded in multiple bit rates and at optimum frame rates (usually 29.97 fps) within a single file.

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

      In June 2002 the Company entered into an agreement with the Xiph.Org Foundation, developers of Vorbis, the popular open-source audio codec, for Xiph to be the prime source of support, distribution, and further development of VP3. In addition, with On2's support, Xiph will integrate VP3 into its Ogg Multimedia Framework, providing a full-featured, open-source, royalty-free alternative to expensive solutions such as MPEG-4.

VP4 CODEC

      Released in the second quarter of 2001, VP4 was initially optimized for set-top boxes and closed area environments, VP4 is widely recognized as being among the most efficient video compression technologies available. VP4 achieves near-DVD quality at 450 kbps and near-VHS quality at 150 kbps at full-screen and full-motion. VP4 offers a 20% bandwidth reduction over some of our competitor's technologies, allowing for greatly reduced costs for comparable quality video. In August 2003, we announced that we would offer VP4 free of charge for personal use and would provide individuals and developers with VP4 source code and implementation for PCs and certain chips such as Equator and Texas Instruments.

VP5 CODEC

      We made VP5 available for license in the second quarter of 2002. VP5 allows a 50% reduction over the bandwidth required to show comparable quality video using VP4. Additional features offered by VP5 include real-time encoding and the ability to handle interlaced content, making it the first codec on the market to offer true broadcast-quality, real-time compression of difficult live material such as sports and action footage at sub-megabit data rates. In tests across a broad spectrum of content, competitive codecs typically require data rates 50% higher than VP5 to achieve comparable quality. VP5 also outperforms the proposed H.26L standard (even with all of its advanced options enabled) in quality, data rate and performance while maintaining lower decode and encode complexity. The ability to handle interlaced content sets VP5 apart from the litany of Internet codecs that are available.

VP6 CODEC

      We launched the Beta version of our TrueMotion VP6 series of codecs in May 2003 and the official version in October 2003, and we have since released updated versions VP6.1 and VP6.2. At the time of VP6's launch, we announced that we would make the VP6 encoder free for personal use for individuals, developers, and companies that register at the On2 website., although organizations or developers who want to license the codec for commercial use must enter into a commercial use license agreement with us. As with prior versions of our codec, VP6 represented a significant improvement over its predecessors, offering a 40% image quality improvement over and 50% faster playback than VP5. VP6 improves upon all the features contained in VP5 and supports real-time encoding at full D1 resolution. It also consistently outperforms Windows Media 9 and H.264 based on tests of Peak Signal-to-Noise Ratios measured at data rates ranging from dial-up (28.8 Kbps) to DVD and HD (6 to 8 Mbps). Since our introduction of VP6, we have ported it to the Equator BSP-15, on which it runs on high definition (1280 x 720p) and the Texas Instruments' DSP-based TMS320DM642.

AUDIO FOR VIDEO CODEC TECHNOLOGY (AVC)

      AVC is an advanced compression algorithm that is ideal for a variety of audio sources, including music, human speech, film and broadcast television. AVC can achieve very high quality audio at bit rates lower than current standards such as MP3 or AC-3. This algorithm is designed for easy portability to embedded devices and can be licensed for a lower per-unit cost than other audio codecs on the market. AVC has been optimized to run with the VP3, VP4, VP5, and VP6 video codecs, and this combination can provide a seamless low-bit-rate multimedia experience. VP6 combined with AVC is comparable to MPEG-4 combined with AC-3, but with a substantial data rate savings. It is ideal for VOD deployment over DSL or cable networks. AVC also allows for less transfer time and storage space for downloaded files.

ON2'S ENCODER PRODUCT

      Our Encoder enables content owners to efficiently re-master and compress their assets into the VP4, VP5, or VP6 format at their own convenience. Beginning with capturing uncompressed video through high quality SDI inputs, users can create an optimized digital file using our proprietary re-mastering tools. These tools are geared toward the video professional that wants exact control over the optimization process. Once the raw file has been optimized, our compression software has the capability of creating multiple data rate compressed files.

TRUECAST(R) SERVER SOFTWARE

      TrueCast Server Software is designed to take full advantage of our industry-leading VP line of codecs and to guarantee the smoothest delivery of compelling multi-media presentations over private networks (e.g., set-top boxes), embedded platforms or the Internet.

      TrueCast comes optimized in two manners: one for transport using our own proprietary protocol, TrueCast Transport Protocol (TTP), and one for RTSP/RTP to various set-top box platforms. TrueCast and VP3/VP4/VP5/VP6 are an ideal combination for low-bit-rate Video-On-Demand systems. Our TrueCast Servers and our encoder provide the necessary tools for high-quality video over low speed IP connections.

      In the first quarter of 2003, we released TrueCast version 7.5. This version of TrueCast provides support for multicast presentations, and can simultaneously stream a single audio and video stream from a server, including HTTP-based Web servers, to thousands of users. It also permits local playback of AVI files from a user's hard disk, and set-top box/DSP platforms from Texas Instruments, Equator Technologies, and others.

      In the third quarter of 2003, we announced that we have added Microsoft Windows CE to the family of operating systems supported by our TrueCast set-top box solution.

      In addition, TrueCast 7.5 is able to stream content that is captured and encoded directly from "live" video sources using the company's revolutionary VP5 and VP6 real-time encoders. This feature is ideal for time-critical applications such as streaming live events, video conferencing, Digital Television over DSL, and personal video recorders.

DIGITAL SIGNAL PROCESSOR (DSP) AND SERVER INTEGRATIONS

      VP4, VP5 and VP6 have been integrated (i.e. "ported") with the Equator MAP-CA and Equator BSP-15 and to Texas Instruments' 6200 and 6400 DSPs. The On2 player has been ported to Equator's Dolphin and Tetra platforms as well as Texas Instruments' 64x platform. We believe that by porting to these platforms, we will facilitate the use of On2's codec in set-top-box and other consumer device deployments.

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

ENCODING

      We provide encoding services for customers. These services consist of the conversion of archival video and audio content into formats for delivery to end-users.

RESEARCH AND DEVELOPMENT

      The focus of our research and development activities is to improve and expand upon our core codec technology, which improves the video experience for end users. Our research and development efforts have enabled us to provide quality video compression and decompression at lower broadband data rates (e.g., DSL) and certain narrowband data rates (e.g., dial-up). We believe that continued advances in our technology are key to the success of our business. Consequently, we devote a substantial portion of our resources to our research and development efforts. Research and development expenses for the year ended December 31, 2003 were $1,124,000 as compared to $2,149,000 for the year ended December 31, 2002.

DISTRIBUTION METHODS

      Our business consists of developing and marketing our software-based technology products and related services. Because we generally sell our software to companies that will integrate the software with their products or distribute the software themselves in connection with their services, and do not regularly sell products directly to end users, we do not distribute a high volume of individual copies of software. Our customers usually download copies of software that they have purchased by online file transfer, although we will send them a CD-ROM containing the software if they request. While we have distributed tens of thousands of copies of VP3, VP4, and VP6 to users for personal use, those users have also downloaded the software from our web site. Other than temporary interruptions to Internet service, we therefore do not generally suffer from delays in our distribution network. We usually provide our engineering and consulting services and product support from our own facilities.

SALES AND BUSINESS DEVELOPMENT

      The goal of our sales and business development departments is to build relationships that fall into two basic categories: product licensing and professional services. Our sales and business development teams focus on engaging chip-set manufacturers, global cable and telecommunication companies and manufacturers of hardware platforms for consumer electronic and wireless devices. We seek to license our compression software to manufacturers of video or video-enabled equipment and providers of video services, and we seek to encourage developers of chip-sets and software platforms to integrate their products with our codecs. Additionally, our teams focus on selling encoding and streaming software licenses to content providers who are delivering video over proprietary networks and to IP-based end users. Our professional services are usually incident to our product licensing and primarily focus on porting or optimizing our compression technologies to multiple hardware platforms used in video delivery solutions by manufacturers who have licensed our compression technology.

INTERNATIONAL

      We believe that we are well positioned to selectively expand our business internationally. We have focused in particular in identifying and capitalizing on opportunities in Asia and Europe.

      For the year ended December 31, 2003, foreign customers accounted for approximately 67% of total revenue. These customers are primarily located in Asia. For the year ended December 31, 2002, foreign customers accounted for approximately 50% of total revenue.

ASIA

We believe that Asia, with its numerous broadband networks, is one of the strongest markets for video-on-demand initiatives. Our international sales and business development efforts have been primarily focused in this region to date. Our predecessor corporation, The Duck Corporation, has significant name recognition in Asia, especially among video game developers. Our TM2X software is still widely-distributed because of its inclusion in several popular video games, such as Final Fantasy 7 for PC. We are currently involved with several Asian entities for which we have designed and engineered set-top box deployments. We also aim to expand internationally by appointing resellers of our products and services who purchase software licenses from us and sell them in a designated international market. To date, we have signed reseller agreements for both the Japanese and Korean markets.

Beijing E-World

In June 2003, we announced that we had licensed our VP5 and VP6 codecs to Beijing E-World Technology Co. Ltd. (E-World), a consortium of several Chinese consumer electronics manufacturers. Under the terms of the license agreements, we granted E-World:

      o A license to use our VP5 and VP6 video compression/decompression technology in E-World's Enhanced Versatile Disk (EVD) technology. EVD is a next-generation videodisk technology being developed by E-World to become the industrial standard for China for the recording and playback of video, audio and data;

      o license to use our VP5 and VP6 video compression/decompression technology in a High Definition Television system being developed as a standard for China by E-World and others;

      o exclusive rights to use VP5 and VP6 for EVD and HD TV in China, Macau, Hong Kong and Taiwan, and non-exclusive rights for the same products worldwide; and

      o exclusive rights to use VP5 and VP6 in video compression products other than EVD and HD TV in China, Macau, Hong Kong and Taiwan, subject to certain exceptions, and non-exclusive rights to these products worldwide

E-World has already launched the first generation EVD, which uses MPEG-2 compression technology. We are optimistic that our license agreements with E-World will result in significant revenues for us based upon our historical level of revenues. There is no guarantee, however, that the EVD standard will be widely adopted in China or abroad. In addition, E-World and Chinese authorities may choose to include other companies' video compression technologies in the EVD standard. Moreover, one of the advantages that our compression technology has over other companies' technologies is the high compression rates that our software achieves, permitting a full-length, high-definition movie to be stored on a single video disk. E-World could adopt certain hardware technologies, such as "Blu-ray" technology, that could compensate for the lower compression rates of other compression software.

Even if EVD is not successful or VP5 and VP6 are not the exclusive compression technology for the EVD, we are nevertheless entitled to certain minimum payments under the terms of our license agreements with E-World. In 2004, E-World is contractually-bound to pay us at least $1,642,000, and in 2005, E-World is contractually-bound to pay us at least $3,350,000.

EUROPE

      In addition to our progress in marketing our products and services in the Asian markets, we are continuing to make in-roads into the European market, although we have not yet had the success there that we have had in Asia. In April, we appointed a reseller in Italy to market our products. We have also had success with our U.K.-based partners TVZ Ltd. and QuickLink Ltd. in powering newsgathering and dissemination applications for major news organizations such as the BBC. Despite these successes, however, we have not yet established the strong relationships with customers and resellers that we have in Asia, so we will have to continue to focus on increasing the visibility of our compression products in Europe.

LOCATION OF ASSETS AND OPERATIONS

      All of the Company's assets and operations have been and are currently based within the United States, except for two research and development employees located in the United Kingdom. We did not generate any revenue from our United Kingdom operations for the years ended December 31, 2003 and 2002.

COMPETITION

      We believe that our principal competitive advantage is our ability to deliver video that is comparable or superior in quality to other compression technologies at significantly lower data rates. This attribute significantly reduces the amount of bandwidth necessary to deliver video of similar quality and allows our customers to realize a greater profit on their video delivery initiatives by either:

      o     lowering the amount of bandwidth that customers need,

      o allowing customers to deliver video to more users without increasing bandwidth, or

      o permitting customers to deliver good-quality video at lower data rates than those at which other video codecs can operate effectively.

      Our business is highly competitive and affected by rapid change. We believe that the principal competitive factors in our business include technological innovation, versatility of products, pricing, customer service, network quality, service offerings and the flexibility to adapt to changing market conditions. In the broadband codec market, we compete with companies such as Microsoft, Intel, RealNetworks, Apple and Sorenson, and in the proprietary networks market, we compete with H.264, MPEG2 and MPEG-4 and several codecs that position themselves as "MPEG-4-based".

      The size of our company and the fact that we have developed a proprietary, non-standards-based video codec both help and hinder our ability to compete. Companies such as Microsoft and RealNetworks benefit from name recognition that we do not enjoy. Microsoft is also able to use its market power to support anti-competitive pricing on its products that compete with ours. With respect to standards-based codecs (e.g., MPEG-4 and H.264), there are numerous developers programming to those standards, and there are certain customers that prefer to license standards-based codecs. Nevertheless, we believe that our small size and proprietary products frequently are attractive to customers, especially overseas, that will seek to license our products because they are not Microsoft products and do not involve burdensome standards-based licenses and fee structures.

      We also compete with companies that provide encoding services and companies that encode their content in-house. In establishing our business strategy, we face a number of strong, firmly entrenched competitors who are currently providing similar services to low-bandwidth and high-bandwidth users. These and other companies are already providing broadband video-based services and technology. In addition to competition from other content and technology companies, well-established media distribution companies, particularly in the cable television and satellite markets, have established, and continue to seek to establish, interactive, on-demand digital services through the development of sophisticated digital set-top technology and related back-end server systems. Many of our existing competitors have, and some future competitors may have, significantly greater financial and technical resources than we have. See the section "Management's Discussion and Analysis -- Overview" for further discussion of our competitors.

CUSTOMERS

      Our customers, and the potential customers of our resellers, typically are large digital communication and media companies, entertainment companies, telecommunication companies and other global corporations that operate within the digital media industry. For the year ended December 31, 2003, three customers accounted for 35%, 19% and 11% of the Company's total revenues. For the year ended December 31, 2002, three customers accounted for 27%, 11% and 11% of the Company's total revenues. As of December 31, 2003, two customers accounted for 59% and 18% of total accounts receivable. As of December 31, 2002, four customers accounted for 22%, 20%, 19% and 15% of total accounts receivable.

INTELLECTUAL PROPERTY

      We regard much of our technology as proprietary and try to protect it by relying on trademarks, copyrights, patents, trade secret laws and confidentiality agreements. We regard our copyrights, service marks, trademarks, trade secrets, proprietary technology and similar intellectual property as critical to our success. We currently hold several U.S. patents and have some U.S. and international patent applications pending. We believe that the patents that are currently issued are not material to our business. While we try to ensure that the quality of the On2 brand is maintained through such measures, there can be no assurance that steps we have taken and continue to take to protect our proprietary rights will be adequate or that third parties will not infringe on our intellectual property. In addition, there can be no assurance that third parties will not assert infringement claims against us which, even if not meritorious, could result in the expenditure of substantial resources and management effort.

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

EMPLOYEES

      As of December 31, 2003, we had approximately 25 full-time employees. Of the total employees, 18 were engineering and product development personnel, 1 was sales and marketing personnel and 6 were general and administrative personnel.

      None of our employees are represented by a labor union, and we consider our relationship with our employees to be good. We supplement our work force from time to time with contractors, administrative personnel through employment agencies, and part time employees.

ITEM 2. DESCRIPTION OF PROPERTY

      We do not own any real property. We lease approximately 5,540 square feet of space at 21 Corporate Dr., Suite 103, Clifton Park, NY 12065 where our principal executive, administrative and engineering offices are located at an annual rental fee of approximately $72,000. This lease expires on January 31, 2006. In addition, we lease approximately 400 square feet of space for certain of our executives and IT staff at 1560 Broadway, 10th Floor, New York, New York 10036. We pay an annual rental fee of approximately $98,000. This lease expires February 11, 2005. Management believes these facilities are all in usable condition and that these facilities are sufficient to meet our needs for the immediate future. Management also believes that both facilities are adequately covered by insurance.

      We do not invest in real estate or interests in real estate, real estate mortgages or securities of or interests in persons primarily engaged in real estate. It is not our policy to acquire assets primarily for possible capital gain or primarily for income, although in December 2003, we did license our software to Powerlinx, Inc., a publicly-traded company, and we accepted as payment $150,000 in unregistered shares of Powerlinx. As of March 22, 2004, the fair value of those shares is approximately $89,000. Any gain or loss on those shares would be a capital gain or loss to us.

ITEM 3. LEGAL PROCEEDINGS

      The Company is not party to any pending legal proceeding. From time to time we have been named in claims arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these other matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our common stock is traded on the American Stock Exchange under the symbol "ONT". The following table sets forth for the fiscal periods indicated the high and low bid prices of our common stock, as reported on the American Stock Exchange, since January 1, 2002:


                                                                  HIGH      LOW
                                                                  ----      ---
FISCAL YEAR 2004
                      First Quarter (through March 26, 2004)     $ 1.66    $0.90

FISCAL YEAR 2003
                      First Quarter                              $ 0.55    $0.25
                      Second Quarter                             $ 1.39    $0.37
                      Third Quarter                              $ 4.50    $1.21
                      Fourth Quarter                             $ 2.22    $1.20

FISCAL YEAR 2002
                      First Quarter                              $ 0.50    $0.37
                      Second Quarter                             $ 0.46    $0.23
                      Third Quarter                              $ 0.35    $0.08
                      Fourth Quarter                             $ 0.54    $0.22


      There were approximately 258 stockholders of record of our common stock as of March 26, 2004.

      It is our present policy not to pay cash dividends and to retain future earnings to support our growth. We do not anticipate paying any cash dividends in the foreseeable future.

RECENT ISSUANCES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS FROM UNREGISTERED SECURITIES

      In September 2002, we issued $650,000 principal amount, 5.75%, four-year Series A Secured Convertible Debentures due in 2006 to a group of existing investors and two of our former board members who were, at the time of issuance, members of our board. The Company received all of the proceeds from the sale of the debentures. The debentures are convertible into the our common stock at a price of $0.112. In addition, we issued to the purchasers of the debentures warrants to acquire our common stock. We sold sixty-five units with a principal amount of $10,000 per unit; each unit contained one warrant to purchase 20% warrant coverage shares of our common stock at $0.112 per share. The debentures require us to pay interest to the debenture holders each November and May. The interest is payable in common stock based on the average closing price of the stock for the ten trading days prior to the payment date. The debentures are convertible into 5,804,000 shares of our common stock. The warrants are convertible into 1,161,000 shares of our common stock. We relied on Section
(4)(2) of the Securities Act in issuing the debentures and warrants without registration. An aggregate of $200,000 of the Series A Secure Convertible Debentures was converted into 1,786,000 shares of the Company's common stock in 2003.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements, including the notes thereto, appearing elsewhere in this report.

OVERVIEW

        We are a leading video compression technology firm. We have developed a proprietary technology platform and the VPx family (e.g., VP4, VP5, VP6) of video compression/decompression software ("codec") to deliver high-quality video at the lowest possible data rates over proprietary networks and the Internet to set-top boxes, personal computers and wireless devices. Unlike other video codecs that are based on standard compression specifications set by industry groups (e.g., MPEG and H.264), our video compression software is based solely on intellectual property that we developed and own ourselves.

        We offer the following suite of products and services that incorporate our proprietary compression technology:


        PRODUCTS               o  video codecs;

                               o  audio codecs; and

                               o encoding and server software, for use with video delivery platforms


        SERVICES               o  customized engineering and consulting
                                  services;

                               o  technical support; and

                               o  high-level video encoding


      Our customers use our products and services chiefly to provide the following video-related products and services to end users:


TYPE OF CUSTOMER APPLICATION                    EXAMPLES
----------------------------                    --------

Video and Audio Distribution   o  providing video-on-demand services to
over Proprietary Networks         residents in multi-dwelling units (MDUs)

                               o  video surveillance

Consumer Electronic Devices    o  digital video players

                               o  digital video recorders

Wireless Applications          o  delivery of video via satellite

                               o providing video to web-enabled cellphones and PDAs

Video and Audio                o  video-on-demand
Distribution over IP-based
Networks (Internet)            o  teleconferencing services

                               o  video instant messaging

      As discussed in greater detail below, we derive revenue chiefly through licensing our software and providing specialized software engineering and consulting services to customers. When we license our software, we often charge a royalty fee based on the number of units of the customer's product containing the relevant On2 software product that are sold or distributed. Some of our agreements with customers also require that the customers pay us a percentage of the revenues that they earn from any of their products or services that incorporate our software. In addition, we generally require that customers pay us if they desire to receive any upgrades to our software (i.e., from VP6 to VP7). We usually charge a flat fee for engineering and consulting services, based on an estimate of the time it will take our software engineers to provide the services, or an hourly fee for ongoing services such as product support.

      The primary factor that will be critical to our success is our ability to continue to improve on our current video compression software so that it streams the highest-quality video at the lowest transmission rates (bit rate). We believe that our video compression software is highly efficient, allowing customers to stream comparatively good-quality video (compared with our competitors) at low bit rates (i.e., over slow connections) and unsurpassed high definition video at high bit rates (i.e., over broadband connections). As connection speeds increase, however, the advantage that our highly-efficient software has over competing technology may decrease.

      One of the most significant recent trends in our business is our increasing reliance on the success of the product deployments of our customers. As referenced above, an increasing number of our license agreements with customers provide for the payment of license fees (i.e., royalties) that are dependent on the number of units of a customer's product incorporating our software that are sold or the amount of revenue generated by a customer from the sale of products or services that incorporate our software. We have chosen this royalty-dependent licensing model because, as a company of only 25 employees, we do not have the product development or marketing resources to develop and market end-to-end video solutions. Instead, our software is primarily intended to be used as a building block for companies that are developing end-to-end video products and/or services. Although we are confident that we have adopted the licensing model most appropriate for a business of our size and expertise, a natural result of this licensing model is that the amount of revenue we generate is highly dependent on the success of our customers' product deployments. If the products of customers with whom we have established per-unit royalty or revenue sharing relationships do not generate significant sales, our revenues will be negatively affected. Conversely, if one or more of such customers' products are widely adopted, our revenues will likely be enhanced.

      Another significant recent trend in our business is the emergence of Microsoft as a principal competitor in the market for digital media creation and distribution technology. Microsoft currently competes with us in the market for digital media servers, players, codecs and other technology and services related to digital distribution of media. Microsoft's commitment to and presence in the media delivery industry has increased. Microsoft distributes its competing streaming encoder, media server, player, tools and digital rights management products by bundling them with its Windows operating systems and servers at no additional cost or otherwise making them available free of charge or at a low cost. Microsoft's practices have caused, and may continue to cause, pricing pressure on our revenue generating products and services and affect usage of our competing products and formats. Microsoft's anticompetitive practices have led in some cases, and could continue to lead to, longer sales cycles, decreased sales, loss of existing and potential customers and reduced market share. In addition, we believe that Microsoft has used and may continue to use its monopoly position in the computer industry and its financial resources to secure preferential or exclusive distribution, use and bundling contracts for its media delivery technologies and products with third parties, such as ISPs, content delivery networks, content providers, entertainment and media companies, VARs and OEMs, including third parties with whom we have relationships.

      A potential trend that we are currently monitoring is the possible emergence of H.264 as a competitor in the video compression field. H.264 is a standards-based codec that is the successor to MPEG-4. Although we believe our technology is superior to H.264, H.264 may become widely adopted by potential customers because, as a standards-based codec, there are numerous developers programming to the H.264 standard and developing products based on such standard. In addition, there are certain customers that prefer to license standards-based codecs.

      The market for digital media creation and delivery technology is constantly changing and intensely and increasingly competitive. We have and continue to take a number of steps to address this competition. First and foremost, we focus on providing our customers with video compression/decompression technology that delivers the highest possible video quality at the lowest possible data rates. In order to do this, we devote a significant portion of our engineering capacity to research and development. Although we expect that competition from Microsoft and others will continue to intensify, and that additional competition from H.264 may emerge, we currently expect that our video compression technology will remain competitive and that we will continue to innovate in the video compression field. We also address the competitive threats that we face by focusing on developing relationships with customers who do not want to do business with Microsoft and/or do not find the complex and rigid standards-based licenses and fee structures appealing.

COMPANY HISTORY

      Founded in 1992 as The Duck Corporation, a privately-owned entity, we originally developed and marketed compression technology that enabled developers of computer video games, video games for dedicated video game consoles and multi-media presentations on computers to convert an analog video signal to a digital video signal, and to compress the signal for storage and playback on the required device.

      In June of 1999, The Duck Corporation was merged with and into a wholly-owned subsidiary of Applied Capital Funding, Inc., a public company whose name was concurrently changed to On2.com Inc. and subsequently changed to On2 Technologies, Inc. At that time, we had developed proprietary technology that enabled the compression, storage and streaming of high quality video signals over high bandwidth networks (i.e. broadband). We adopted a business model in which we would develop our own broadband content network powered by our proprietary technology. We intended to generate revenue through advertising sales and electronic commerce. Through the first quarter of 2000, we devoted substantially all of our efforts to building a content network and enhancing the technology to operate it. In that time, we made three acquisitions: MetaVisual Creations Limited ("Metavisual"), Celebrity Interviews ("CII") and Quickband Networks, Inc. ("Quickband"). Metavisual was a compression technology firm located in the United Kingdom and had developed its own video compression technology. That technology is instrumental in the compression technology we offer today. CII and Quickband were entities that had created, and had the resources to continue to create, content that we had intended to incorporate into our content network. Through CII and Quickband, we primarily acquired produced content, certain distribution arrangements and certain production personnel.

      By the second quarter of 2000, with the rapid decline in the Internet industry and the lack of interest in content networks, we determined that operating a content network would not be profitable for the foreseeable future. This was evident through rapid declines in Internet advertising and electronic commerce, the two areas in which we intended to generate our revenues. At no time did we generate any revenues from the content network. Revenues generated from any content related assets were the result of legacy arrangements in place prior to our acquisitions of CII and Quickband. As such, we decided to cease production on our content network and developed a strategic business model to distribute our video compression technology to customers deploying IP-based video systems as well as those offering video through proprietary networks and consumer electronics and wireless devices. This is the business model under which we currently operate.


      In August 2002, our Board of Directors approved a plan to relocate the Company's offices from New York City and consolidate operations in Clifton Park, New York for the purpose of decreasing the Company's operating expenses. Beginning in June 2002, the Company began staff reductions that continued through August of that year. In September 2002, the Company terminated the building lease in New York City. In connection with this relocation plan, the Company took the following restructuring and cost curtailment charges: (1) $113,000 related to severance accrued and paid to terminated employees; (2) $172,000 in penalties to terminate the lease on the Company's office space in New York City; (3) $7,000 in relocation costs incurred to relocate the Company's offices to the Albany, New York area; (4) $289,000 in the write-off of the net carrying value of fixed assets abandoned as a result of closing the New York City office. The charges were $581,000 for the year ended December 31, 2002.

      In view of the increasingly-evolving nature of our business and our limited operating history, we have limited experience forecasting our revenues. Therefore, we believe that period-to-period comparisons of financial results are not necessarily meaningful and should not be relied upon as an indication of our future performance. To date, we have incurred substantial costs to create technology products and services. As of December 31, 2003, we had an accumulated deficit of $107.7 million. We will continue to incur costs to develop, introduce and enhance products and services, build brand awareness and grow our business. We may also incur significant additional costs related to technology, marketing or acquisitions of businesses and technologies to respond to changes in this rapidly developing industry. These costs may not correspond with any meaningful increases in revenues in the near term, if at all. As such, these costs may result in negative operating cash flows until such time as we generate sufficient revenues to offset such costs.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which we have prepared under accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates. We have disclosed all significant accounting policies in note 1 to the consolidated financial statements included in this Form 10-KSB. The consolidated financial statements and the related notes thereto should be read in conjunction with the following discussion of our critical accounting policies. Our critical accounting policies and estimates involve:

            o     Revenue recognition

            o Valuation of goodwill, intangible assets and other long-lived assets

      Our management generally uses traditional GAAP to measure our performance, rather than other non-GAAP measures. Certain financial analysts and investors may track our performance based on measures other than GAAP, including EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization). As a result, we have regularly included a statement of our EBITDA performance in the press releases by which we announce our quarterly or annual earnings. The Company's management believes that the presentation of EBITDA provides useful information regarding the Company's financial performance and earnings potential because this measure gives investors insight into the profitability of the Company's operating business. The Company's management uses this measure for the same purpose.

      Revenue Recognition. We currently recognize revenue from professional services and the sale of software licenses. As described below, our management must make significant judgments and estimates in determining the amount of revenue recognized in any given accounting period. Certain judgments and estimates that management makes may result in material differences in the amount and timing of our revenue for any given accounting period.

      We recognize revenue in accordance with SOP 97-2, "SOFTWARE REVENUE RECOGNITION" ("SOP 97-2"), as amended by SOP 98-4, "DEFERRAL OF THE EFFECTIVE DATE OF SOP 97-2, SOFTWARE REVENUE RECOGNITION" and SOP 98-9, "MODIFICATION OF SOP 97-2 WITH RESPECT TO CERTAIN TRANSACTIONS" ("SOP 98-9"). Under each arrangement where we license our software or provide services to customers,, we recognize revenues when a non-cancelable agreement has been signed and the customer acknowledges an unconditional obligation to pay, we have delivered the products or applications, there are no uncertainties surrounding customer acceptance, the fees are fixed and determinable, and collection is considered probable. We allocate revenues recognized from multiple-element software arrangements to each element of the arrangement based on the fair values of the elements, such as product licenses, post-contract customer support, or training. We determinate the fair value of those elements based on the vendor-specific objective evidence available to us. If evidence of the fair value of each element of the arrangement does not exist, we defer all revenue from the arrangement until such time as evidence of the fair value does exist or until we have delivered all elements of the arrangement.


Our software licensing arrangements typically consist of two elements: a software license and post-contract customer support ("PCS"), which typically does not include upgrades. We recognize license revenues based on the residual method after all elements other than PCS have been delivered as prescribed by SOP 98-9. In arrangements where we share our customers' revenues from the sale of goods and services containing our software (i.e., royalties), we recognize those related revenues at the time that our customers notify us of their revenues, such as when they provide us with quarterly revenue reports. Depending on the language of the contract with our customers, we recognize PCS revenues over the term of a maintenance contract or on a "per usage" basis (i.e., at hourly rates). Vendor-specific objective evidence of the fair value of PCS is determined by reference to the price the customer will have to pay for PCS when it is sold separately (i.e. the renewal rate). Most of our license agreements offer additional PCS at a stated price. Revenue is recognized on a per copy basis for licensed software when each copy of the licensed software purchased by the customer or reseller is delivered. We do not allow returns, exchanges or price protection for sales of software licenses to our customers or resellers, and we do not allow our resellers to purchase software licenses under consignment arrangements.

      When engineering and consulting services are sold together with a software license, the arrangement typically requires customization and integration of the software into a third-party hardware platform. In these arrangements, we require the customer to pay a fixed fee for the engineering and consulting services and a licensing fee in the form of a per-unit royalty. We account for engineering and consulting arrangements in accordance with SOP 81-1, "ACCOUNTING FOR PERFORMANCE OF CONSTRUCTION TYPE AND CERTAIN PRODUCTION TYPE CONTRACTS," ("SOP 81-1"). Most of the contracts under which we agree to provide services contain "statements of work" establishing contractual milestones, such as the dates by which we will deliver certain customized software products and bill customers for those products and the amounts we may bill for our services. When reliable estimates are available for the costs and efforts necessary to complete the engineering or consulting services and those services do not include contractual milestones or other acceptance criteria, we recognize revenue under the percentage of completion contract method based upon input measures, such as hours. When such estimates are not available, we defer all revenue recognition until we have completed the contract and have no further obligations to the customer.

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

RESULTS OF OPERATIONS

                                    REVENUES

    The following table sets forth a comparison of revenues for the years for the years ended December 31, 2003, and December 31, 2002:

                          2003                         2002
Revenues               $3,302,000                   $3,353,000


Our 2003 annual revenues of $3,302,000 represent a decrease of 1.5% from our 2002 annual revenues of $3,353,000.

      We attribute the lower-than-expected twelve month revenue primarily to two factors:

            o later-than-anticipated unit deployments by Asia-based customers who have agreed to pay us a per-unit royalty; and

            o a delay in completion of software and hardware customization process necessary to permit our video codec to operate on a specialized digital signal chip in connection with our agreement with Beijing E-World.

      We earned revenues for the years ended December 31, 2003 and 2002 from the sale of software licenses and engineering and consulting services. The following table sets forth the allocation of revenues, in terms of percentages, for the years ended December 31, 2003 and 2002:

                                                  2003           2002
        Engineering and Consulting                 19%            46%
        Licensing                                  81%            53%
        Encoding                                    -%             1%
                                   Total          100%           100%


      For the years ended December 31, 2003 and 2002, the sale of software licenses and fees for engineering and consulting revenues were our most significant revenue streams. We expect that the sale of software licenses and engineering and consulting services as well as royalties (including contractual minimums) will be the significant future revenue steams as we continue to provide these products and services to clients who deliver high-quality video to proprietary networks, consumer electronic devices, wireless applications and IP-based end users. We believe that the shift from video delivery over IP-based networks to proprietary networks and wireless devices will continue to reduce the amount of encoding services we provide as we foresee content providers purchasing our encoding software as opposed to contracting with us to perform the services in-house. Because we anticipate that content providers will be acquiring our encoding software instead of hiring us to provide encoding services, we believe that the increase in revenues from the sale of our encoders may offset the loss of revenues from encoding services.

                               OPERATING EXPENSES

      The Company's operating expenses consist of cost of revenues, research and development, sales and marketing and general and administrative expenses (including cost curtailment and restructuring charges that are presented separately in our financial statements). Operating expenses for the year ended December 31, 2003 were $5,665,000 as compared to $8,621,000 for the year ended December 31, 2002. This represents a decrease of 34% and, as we discuss in greater detail below, is due largely to a decrease in the number of personnel performing research and development, sales and marketing, and general and administrative functions.

      Cost of Revenues. Cost of revenues includes personnel and consultant compensation costs, related overhead expenses, bandwidth costs, fees paid for licensed technology, depreciation costs and the amortization of purchased technology. Cost of revenues was $1,506,000 for the year ended December 31, 2003 as compared to $2,056,000 for the year ended December 31, 2002. Amortization of purchased technology was $463,000 and $627,000 for each of the years ended December 31, 2003 and 2002, respectively. The purchased technology became fully amortized in 2003.

      Research and Development. Research and development expenses primarily consist of salaries and related expenses and consulting fees for research and product development personnel associated with the development and production of our products and services, operating lease costs and depreciation costs. Research and development expenses were $1,124,000 as compared with $2,149,000 for the years ended December 31, 2003 and 2002, respectively. The decrease is primarily attributed to a full year's reduction in research and development personnel attributed to our cost savings initiatives that were completed in 2002. We believe that continued investments in research and development are necessary to maintain our competitive advantage and we will continue to invest in such costs as considered necessary.

      Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related costs, business development and marketing personnel, tradeshow costs, marketing and promotional costs incurred to create brand awareness and public relations expenses. Sales and marketing expenses for the year ended December 31, 2003 were $527,000 as compared with $924,000 for the year ended December 31, 2002. The decrease is primarily attributable to a decrease in our personnel, tradeshow costs and marketing efforts. We intend to continue to recruit and hire experienced personnel, as necessary, to sell and market our products and services.

      General and Administrative. General and administrative expenses (excluding cost curtailment and restructuring charges) consist primarily of salaries and related personnel costs for general corporate functions including finance, human resources, legal and facilities, outside legal and professional fees and insurance. These general and administrative costs for the year ended December 31, 2003 were $2,508,000 as compared with $2,911,000 for the year ended December 31, 2002. The decrease is attributable to decreased personnel, a decrease in depreciation, a decrease in rent attributable to the closing of our New York City office in September 2002 and a general decrease in operating overhead attributable to an entity-wide decrease in personnel.

      Cost Curtailment and Restructuring Charges. The Company did not incur cost curtailment and restructuring charges for the year ended December 31, 2003. Cost curtailment and restructuring charges were $581,000 for the year ended December 31, 2002.

      In August 2002, the Board approved a plan to relocate the Company's offices from New York City and consolidate operations in Clifton Park, New York for the purpose of reducing the Company's operating expenses and the Company terminated its building lease in New York City. In addition, the Company reduced its staff. The restructuring and cost curtailment charges of $581,000 for the year ended December 31, 2002 reflects $113,000 of severance for terminated employees, $172,000 of lease termination penalties, $289,000 related to the abandonment of fixed assets at the vacated premises and $7,000 of relocation costs.

      Interest and Other Income (Expense), Net. Interest and other income (expense) was ($2,000) for the year ended December 31, 2003 as compared with $(5,000) for the year ended December 31, 2002. Interest and other income (expense) primarily consists of interest earned on our cash and cash equivalent balances and expense related to capital lease obligations and indebtedness, debentures and the amortization of debt discounts. The decrease in interest and other expense for the year ended December 31, 2003 reflects an increase in interest expense of $63,000 resulting from a full year of the Series A convertible Secured Debenture interest and related amortization of the discount and receipt of $75,000 representing the final payment in the E-Coin litigation settlement.

      Income Taxes. Income taxes are state and local taxes on business and investment capital. Income taxes for the year ended December 31, 2003 were $10,000 as compared with $28,000 for the year ended December 31, 2002. The decrease is attributable to a decrease in certain local taxes.

      At December 31, 2003, we had 25 full-time employees. We expect to hire employees as necessary in order to attain our strategic objectives.

LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 2003, we had cash and cash equivalents of $2,963,000 as compared with $553,000 at December 31, 2002. At December 31, 2003 we had working capital of $3,520,000 as compared with $731,000 at December 31, 2002.

      Net cash used in operating activities was $1,980,000 and $3,484,000 for the years ended December 31, 2003 and 2002, respectively. The decrease in net cash used in operating activities is primarily attributable to a decrease in our net loss, excluding depreciation and amortization, the loss on abandonment of assets, and the changes in accounts receivable, prepaid expenses and other assets, and accounts payable and accrued expenses.

      Net cash used in investing activities was $39,000 and $78,000 for the years ended December 31, 2003 and 2002, respectively. The decrease is attributable to decreases in the purchases of property and equipment.

      Net cash provided by financing activities was $4,431,000 and $3,906,000 for the years ended December 31, 2003 and 2002, respectively. The increase is attributable to proceeds received from the exercise of common stock options and warrants, although in 2003 we received fewer proceeds from the sale of common stock and convertible debentures than we did in 2002.

      The Company currently has no material commitments for the next 12 months other than those under operating lease arrangements. These arrangements consist primarily of lease arrangements for the Company's office space in Albany and New York City. The aggregate required payments for the next 12 months under these arrangements are $177,000. Additionally, notwithstanding the above, our most significant non-contractual operating costs for the next 12 months are compensation and benefit costs, insurance costs and general overhead costs such as telephone and utilities. During 2004, we anticipate incurring approximately $420,000 per month in cash operating costs.

      The Company may require additional financing to fund revenue growth, develop new technologies or acquire strategic assets. The Company's management is actively pursuing increases to our net cash flows through increases in revenues or additional financing. Management believes that a combination of increases to operating cash flow, primarily through revenue growth, reduced costs and funds that may be received from the equity lines of credit and additional financing will generate sufficient cash flow to fund our operations through 2004. However, there are no assurances that such increases in revenues will be attained or that draws on the equity line or additional financings will be successfully consummated. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors That May Affect Future Operating Results."

      In July 2001 the Company entered into a Software Development and License Agreement with Real Networks, Inc. Under terms of the agreement, we agreed to develop a software plug-in to RealPlayer that would allow consumers to play files encoded in our VP4 and VP5 compression format using the RealPlayer. In conjunction with the development of the codec software, we also agreed to develop a software plug-in to the RealSystem Server that would enable broadcasters to stream VP4 and VP5 encoded files and a software plug-in to the RealProducer that would enable users of the RealProducer to encode content using VP4 and VP5. In order for us to develop the plug-ins described in the RealNetworks agreement, RealNetworks was required to provide us with certain development software as well as fulfill certain other obligations. RealNetworks failed to deliver such software and perform such other obligations. After honoring the contract from its inception and attempting to resolve the situation with RealNetworks for over 9 months through business discussions, in May 2002 we notified RealNetworks that we were terminating the agreement. RealNetworks responded and disputed our right to terminate the agreement and further claimed that we were in breach of the agreement. We responded by reiterating our positions. We have not had any contacts or discussions with RealNetworks since delivering this response. As a result, we are not generating any revenues from the sale of RealNetworks related products.

      The Company believes that our May 2002 termination of the RealNetworks agreement was effective. However, because the arrangement with RealNetworks was exclusive in certain respects, should it hereafter be determined that such termination was not effective, we could be restricted from supporting other software platforms, including certain components of our own software platforms and, although we do not believe that it would be the case, we might be found to have breached the agreement with RealNetworks. Whether we might have liability to RealNetworks depends on a variety of factors, including whether RealNetworks met its obligations to us, whether it caused any breach that we might have committed and whether it otherwise has liability to us in connection with the agreement.

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

      In the event we cannot procure appropriate capital resources, through our net operating cash flows or equity lines of credit or additional financing or some combination of both, we may be required to reduce the development of our products and services or scale back current operations until funds become available on terms acceptable to us.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In May 2003, Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 150 ("SFAS No. 150"), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within SFAS No. 150's scope as a liability (or an asset in some circumstances) because the financial instrument embodies an obligation of the issuer. The Company believes that the adoption of SFAS No. 150 will not have a significant impact on its results of operations or financial position.

LIMITATION ON USE OF NET OPERATING LOSS AND OTHER TAX CREDIT CARRY-FORWARDS

      At December 31, 2003, the Company had available net operating loss carry-forwards of approximately $76,223,000. The net operating loss carry-forwards expire at various dates through 2023.

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

      The merger of The Duck Corporation with and into a wholly-owned subsidiary of Applied Capital Funding, Inc., may have involved an "ownership change" and thus we may be unable to use a material portion of our available net operating loss carry-forwards. Furthermore, as part of our plan to increase revenues, add complementary products to our product line, and ensure our long-term success, we are currently contemplating acquiring other technology companies or business and/or securing additional filing, and we would likely issue additional shares of our common or preferred stock in connection with those transactions In addition, the exercise of outstanding convertible preferred stock, warrants and certain options to purchase shares of Common Stock may require us to issue additional shares of Common Stock. The issuance of a significant number of shares of Common Stock could result in an "ownership change." If we were to experience such an "ownership change," we might not be able to use a substantial amount of our available net operating loss carry-forwards to reduce future taxable income.

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

WE MAY NEED TO OBTAIN ADDITIONAL CASH TO OPERATE OUR BUSINESS, AND TO BE ABLE TO EXECUTE OUR BUSINESS PLAN AND MAY NOT ACHIEVE PROFITABILITY.

      Since our inception, we have incurred significant losses and negative cash flow from operations, and as of December 31, 2003, we had an accumulated deficit of approximately $107.7 million. During fiscal 2004, we expect to meet our working capital obligations and other cash requirements with cash derived from operations, from our cash reserves and the Company's equity line of credit and other financing as required. There can be no assurance, however, that cash from operations and the other sources described above will be achieved or will be sufficient for our operating needs or that we will be able to achieve profitability on a consistent basis, if at all. In the event that cash flow from operations is less than anticipated and we are unable to secure additional funding, in order to preserve cash, we would be required to further reduce expenditures and effect further reductions in our corporate infrastructure, either of which could have a material adverse effect on our ability to continue our current level of operations. Even if we obtain additional working capital in the near future, to the extent that operating expenses increase or we need additional funds to make acquisitions, develop new technologies or acquire strategic assets, the need for additional funding may be accelerated and there can be no assurances that any such additional funding can be obtained on terms acceptable to us, if at all.

IF WE CANNOT GENERATE SUFFICIENT POSITIVE CASH FLOWS FROM OUR OPERATIONS, OUR OPERATING RESULTS AND OUR STOCK PRICE MAY BE NEGATIVELY IMPACTED.

      Although we have significantly decreased our operating expenses, we are still incurring approximately $420,000 of monthly operating costs. We currently do not generate sufficient revenues to offset our operating costs, and our net loss for the fiscal year ended December 31, 2003 was $2,375,000. We do not have and have not sought a current source of financing, and our current commitments for capital do not guarantee us enough cash to cover our current level of operating expenses. Moreover, as we continue to expand our product and service offerings to maintain our competitive advantage, we may be required to incur additional costs to hire and retain additional personnel, license complementary third party technology for use in our proprietary software or expand both our international and domestic presence to enter new markets. These costs may significantly increase our current level of monthly operating expenses. Failure to generate sufficient capital through both our revenue streams and financings may require us to execute additional corporate restructurings, scale back our product or service offerings or limit the markets into which we enter. Any of these items, or a combination thereof, could have a harmful effect on our operating results and our stock price.

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

      o to generate revenues from sales of software licenses, royalties, broadband streaming services and consulting and engineering services for customers wishing to deliver broadband content to end users; and

      o     to control costs.

      We therefore do not have a significant operating history upon which you can evaluate us and our prospects, and you should not rely upon our past performance to predict our future performance.

OUR STOCK PRICE MAY FLUCTUATE FOR REASONS BEYOND OUR CONTROL, WHICH COULD RESULT IN LOSSES ON YOUR INVESTMENT IN OUR STOCK.

      Fluctuations in the market price of our common stock may adversely affect our access to capital and financing and our ability to attract and retain qualified personnel. Historically, our common stock price has fluctuated widely, with a 52-week range as of March 26, 2004 of $0.37 to $ 4.50. We expect fluctuations to continue in the future for a number of reasons, including:

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

LOSS OF KEY PERSONNEL COULD ADVERSELY AFFECT OUR BUSINESS.

Our success depends largely on the skills, experience, and performance of some key members of our management, including our Chairman, President and Chief Executive Officer, Douglas A. McIntyre. The loss of any key members of our management may materially and adversely affect our business, financial condition, and results of operations.

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

      Although we do not currently license material third party technologies the loss of which could adversely affect our business, we do from time to time license from third parties technologies incorporated into some of our products and services. As we continue to introduce new services that incorporate new technologies, we may be required to license additional technology from others. We cannot be sure that these third-party technology licenses will continue to be available on commercially reasonable terms, if at all.

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

ADVANCES IN HARDWARE-BASED TECHNOLOGY COULD COMPENSATE FOR SOME OF THE ADVANTAGES OF OUR SOFTWARE-BASED COMPRESSION TECHNOLOGY.

      One of the advantages that our compression technology has over others is its high compression rates, which can allow users to store archival video images in smaller files. In the context of optical digital storage media, for instance, this means that customers using our software can store a full-length, high-definition movie on a single video disk, where they might need two or more disks using our competitors' technologies. At least one hardware technology, the so-called "Blu-ray" technology, may partially or fully compensate for the lower compression rates of other compression software, and it is possible that developers may create other hardware technologies that could achieve similar results. At present, Blu-ray technology is relatively expensive. If it is widely adopted, however, it could result in our losing revenues from customers who would otherwise buy our software because of its high compression rates.

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

OUR INDUSTRY IS EXPERIENCING CONSOLIDATION THAT MAY INTENSIFY COMPETITION.

      The Internet and media distribution industries are undergoing substantial change which has resulted in increasing consolidation and a proliferation of strategic transactions. Many companies in these industries have been going out of business or are being acquired by competitors. As a result, we are increasingly competing with larger competitors that have substantially greater resources than we do. We expect this consolidation and strategic partnering to continue. Acquisitions or strategic relationships could harm us in a number of ways. For example:

            o competitors could acquire or enter into relationships with companies with which we have strategic relationships and discontinue their relationship with us, resulting in the loss of distribution opportunities for our products and services or the loss of certain enhancements or value-added features to our products and services;

            o competitors could obtain exclusive access to desirable multimedia content and prevent that content from being available in our formats, thus decreasing the use of our products and services to distribute and experience the content that audiences most desire, and hurting our ability to attract advertisers to our Web sites and product offerings;

            o suppliers of important or emerging technologies could be acquired by a competitor or other company which could prevent us from being able to utilize such technologies in our offerings, and disadvantage our offerings relative to those of competitors;

            o a competitor could be acquired by a party with significant resources and experience that could increase the ability of the competitor to compete with our products and services; and

            o other companies with related interests could combine to form new, formidable competition, which could preclude us from obtaining access to certain markets or content, or which could dramatically change the market for our products and services.

Any of these results could put us at a competitive disadvantage which could cause us to lose customers, revenue and market share. They could also force us to expend greater resources to meet the competitive threat, which could also harm our operating results.

WE MAY BE UNABLE TO SUCCESSFULLY COMPETE WITH MICROSOFT AND OTHER COMPANIES IN THE VIDEO COMPRESSION AND MEDIA DELIVERY MARKET

The market for software and services for video compression and IP based video delivery is relatively new, constantly changing and intensely and increasingly competitive. As IP based video delivery expands, more companies are entering the market for, and expending increasing resources to develop, video compression and IP based video delivery software and services. We expect that competition will continue to intensify. Increased competition could hurt our business and the trading price of our stock. Increased competition may also result in price reductions, reduced margins, loss of customers, and a change in our business and marketing strategies, any of which could harm our business.

Many of our current and potential competitors have longer operating histories, greater name recognition, more employees and significantly greater financial, technical, marketing, public relations and distribution resources than we do. In addition, new competitors with potentially unique or more desirable products or services are entering the market all the time. The competitive environment may require us to make changes in our products, pricing, licensing, services or marketing to maintain and extend our current brand and technology franchise. Price concessions or the emergence of other pricing, licensing and distribution strategies or technology solutions of competitors may reduce our revenue, margins or market share, any of which will harm our business. Other changes we have to make in response to competition could cause us to expend significant financial and other resources, disrupt our operations, strain relationships with partners, or release products and enhancements before they are thoroughly tested, any of which could harm our operating results and stock price.

Microsoft is a principal competitor in the development and distribution of digital media and media distribution technology. Microsoft currently competes with us in the market for digital media servers, players, encoders, codecs and other technology and services related to digital distribution of media. Microsoft's commitment to and presence in the media delivery industry has increased. Microsoft recently announced the settlement of antitrust litigation with AOL Time Warner in which Microsoft reportedly paid AOL Time Warner $750 million and the two companies agreed to collaborate on long-term digital media initiatives, an announcement which may or may not have a substantive business impact. We expect that Microsoft will continue to increase competitive pressure in the overall market for digital media and media distribution.

Microsoft distributes its competing streaming media server, player, tools and digital rights management products by bundling them with its Windows operating systems and servers at no additional cost or otherwise making them available free of charge. Microsoft's practices have caused, and may continue to cause, pricing pressure on our revenue generating products and services and affect usage of our competing products and formats. Microsoft's practices have led in some cases, and could continue to lead to, longer sales cycles, decreased sales, loss of existing and potential customers and reduced market share. In addition, we believe that Microsoft has used and may continue to use its monopoly position in the computer industry and its financial resources to secure preferential or exclusive distribution, use and bundling contracts for its media delivery technologies and products with third parties, such as ISPs, content delivery networks, content providers, entertainment and media companies, VARs and OEMs, including third parties with whom we have relationships. Such arrangements, together with Microsoft's aggressive marketing of its Windows operating systems, server products and digital media products, may reduce our share of the streaming media and digital distribution markets. While courts have ruled that several of Microsoft's practices violated relevant laws related to illegal maintenance of monopoly power, court remedies to date have had only a minor impact. There can be no assurance that there will be future court remedies against Microsoft's illegal actions, or if there are any such future remedies, there can be no assurance that these remedies will be effective in curtailing these activities.

      Microsoft has aggressively marketed and licensed its Windows Media technology to consumer electronics companies, a number of which have built support for Windows Media in their products. If Microsoft is successful in spreading Windows Media technology to non-PC devices -- in part through leveraging their operating system monopoly -- and we are not, it could harm our business.

      In addition to Microsoft, we face competition from other companies that develop and market streaming media products. For example, Apple Computer offers the QuickTime streaming media technology and other technology based on MPEG-4 standards, including a free media player and a free streaming media server, and licenses for free source code to the server under the conditions of Apple's end user license agreement.

WE MAY NOT SUCCESSFULLY DEVELOP NEW PRODUCTS AND SERVICES.

      Our growth depends on our ability to continue to develop leading-edge media delivery and digital distribution products and services. Our business and operating results would be harmed if we fail to develop products and services that achieve widespread market acceptance or that fail to generate significant revenues or gross profits to offset our development and operating costs. We may not timely and successfully identify, develop and market new product and service opportunities. If we introduce new products and services, they may not attain broad market acceptance or contribute meaningfully to our revenues or profitability.

Because the markets for our products and services are changing rapidly, we must develop new offerings quickly. We have experienced development delays and cost overruns in our development efforts in the past and we may encounter such problems in the future. Delays and cost overruns could affect our ability to respond to technological changes, evolving industry standards, competitive developments or customer requirements. Our products also may contain undetected errors that could cause increased development costs, loss of revenues, adverse publicity, reduced market acceptance of our products or services or lawsuits by customers.

A THIRD-PARTY COULD SEEK TO PREVENT US FROM SUPPORTING CERTAIN SOFTWARE PLATFORMS, INCLUDING CERTAIN COMPONENTS OF OUR OWN SOFTWARE PLATFORMS.

      As a result of a dispute with RealNetworks, in May 2002 we notified RealNetworks that we were terminating our July 2001 agreement with Real. Because the arrangement with RealNetworks was exclusive in certain respects, should it hereafter be determined that our termination of the agreement was not effective, we could be restricted from supporting other software platforms, including certain components of our own software platforms. In such event, we may encounter difficulty in selling or licensing our products and achieving expected revenue levels. For more information see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

REGULATORY CHANGES IN THE INTERNET INDUSTRY INVOLVE UNCERTAINTIES, AND THE RESOLUTION OF THESE UNCERTAINTIES COULD ADVERSELY AFFECT OUR BUSINESS BY RAISING OUR COSTS OR REDUCING POTENTIAL REVENUES.

      Although we are not currently subject to direct regulation by any governmental agency other than rules and regulations that apply to businesses generally and any export and import controls which may apply to our products, laws and regulations specifically pertaining to the Internet are new and developing. These laws, when enacted may require us to comply with new procedures or limit the scope of our technology or services, which could raise our expenses or reduce our revenues. The developing laws and regulations govern matters such as online content, intellectual property, user privacy, e-commerce, information security and taxation. Moreover, we may be liable to third parties for any content that we encode, distribute or make available on our website if that content violates a third party's intellectual property rights or violates any applicable laws, such as obscenity laws or defamation laws. In addition, the applicability of existing laws to digital media is uncertain and evolving.

H.264 AND OTHER STANDARDS-BASED CODECS MAY CONTINUE TO BE WIDELY ADOPTED BY POTENTIAL CUSTOMERS.

      Our video compression/decompression software competes directly with standards-based compression software such as MPEG-2, MPEG-4 and H.264. Because those codecs are based on common standards that encourage development by different software designers, there are numerous developers programming to these standards and developing products based on these standards. In addition, there are certain customers that prefer to license standards-based codecs. If standards-based codecs continue to be widely adopted by potential customers, we may encounter difficulty in selling or licensing our products and achieving expected revenue levels.

WE ARE INCREASINGLY RELIANT ON THE SUCCESS OF THE PRODUCT DEPLOYMENTS OF OUR CUSTOMERS.

      An increasing number of our license agreements with customers provide for the payment of license fees (i.e., royalties) that are dependent on the number of units of a customer's product incorporating our software that are sold or the amount of revenue generated by a customer from the sale of products or services that incorporate our software. Therefore, the amount of revenue we generate is highly dependent on the success of our customers' product deployments. If the products of customers with whom we have established per unit royalty or revenue sharing relationships do not generate significant sales, our revenues will be negatively affected.

BEIJING E-WORLD COULD CHOOSE TO ADOPT VIDEO COMPRESSION TECHNOLOGY OTHER THAN VP5/VP6.

      Although the management of Beijing E-World has assured us that our video compression technology will be included in the next generation of EVD, E-World may nevertheless adopt video compression technologies for EVD and HDTV other than VP5/VP6. E-world would nevertheless continue to be contractually obligated to make minimum royalty payments to us in 2004 and 2005. To the extent E-world chooses video compression technologies other than VP5/VP6, we may not generate additional revenue from the E-world relationship over and above the minimum royalty amounts.

THE EVD STANDARD MAY NOT BE WIDELY ADOPTED IN CHINA OR THE REST OF THE WORLD.

      E-world is building EVD to be the high-definition successor to DVD in China and potentially the rest of the world. Although the EVD initiative is backed by the Chinese government, it faces competition from at least two formidable competitors: the Blu-ray group, consisting of Sony, Matsushita, Hewlett Packard, Dell and at least seven other companies and the HD DVD group backed by the NEC Corp. and Toshiba. If the EVD standard is not widely adopted in China or the rest of the world, we may not generate additional revenue from the E-world relationship over and above the minimum royalty amounts.

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

      In particular, our board of directors is authorized to issue up to 20,000,000 shares of non-voting preferred stock (less any outstanding shares of preferred stock) with rights and privileges that might be senior to our common stock, without the consent of the holders of the common stock.

LIMITATION ON USE OF NET OPERATING LOSS AND OTHER TAX CREDIT CARRY-FORWARDS.

At December 31, 2003, we had available net operating loss carry-forwards of approximately $76,223,000. The net operating loss carry-forwards expire at various dates through 2023. Under Section 382 of the Internal Revenue Code, the use of the prior net operating losses is limited after a corporation undergoes an "ownership change". Certain actions previously taken by us, future issuances of equity interests by us, or on the exercise of outstanding warrants or options to purchase our common stock, may have resulted or may result in an ownership change that is large enough to trigger the Section 382 limitations, and we may therefore be unable to use a material portion of our available net operating loss carry-forwards. If we were deemed to have experienced such an "ownership change," we might not be able to use a substantial amount of our available net operating loss carry-forwards to reduce future taxable income.

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

      Andersen's report on our consolidated financial statements for the fiscal year ended December 31, 2001 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles, except that the report contained an explanatory paragraph regarding On2's ability to continue as a going concern. We did not have any disagreements with Anderson on any matter of accounting principles or practices, financial statement disclosure or auditing scope or practice that, it not resolved to Anderson's satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

      During our two most recent fiscal years ended December 31, 2002, and the subsequent interim period through March 26, 2003, we did not consult with Eisner LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) and
(ii) of Regulation S-B.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      The information required is incorporated by reference from the sections entitled "Directors and Executive Officers", "The Board of Directors" and "Compliance with Section 16(a) of the Exchange Act" contained in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 2004 (the "Proxy Statement"), which is to be filed with the Securities and Exchange Commission.


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


ITEM 13. CONTROLS AND PROCEDURES

      (a) Evaluation of Disclosure Controls and Procedures

      Our chief executive officer and chief financial officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934), as of a date within 90 days of the filing date of this annual report (Evaluation Date), that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported, within required time periods. They have concluded that as of the Evaluation Date, the registrant's disclosure controls and procedures were adequate and effective to ensure that material information relating to the registrant and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this annual report was being prepared.

      (b) Changes in Internal Controls

      There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date, nor were there any significant deficiencies or material weaknesses in these controls requiring corrective actions.

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBIT
  NO.                          IDENTIFICATION OF EXHIBIT
----------                     -------------------------
3.1****             Certificate of Incorporation of the Company

3.2********         Bylaws of the Company

4.1* Securityholders Agreement, dated as of December 1, 1999, between the Company and thirteen securityholders party thereto

4.2* Form of Investor Rights Agreement, dated as of December 1, 1999,between the Company and each of nine investors

4.3* Form of Warrant issued to the investors party to the Investor Rights Agreement

4.4*** Form of Investors' Rights Agreement between the Company and the holders of Series C Preferred Stock, Series C-II Preferred Stock and Series C-III Preferred Stock

4.5****             Certificate of Designations for the Company's Series C
                    Preferred Stock

4.6****             Certificate of Designations for the Company's Series C-II
                    Preferred Stock

4.7****             Certificate of Designations for the Company's Series C-III
                    Preferred Stock

4.8**** Form of Warrant issued to the holders of Series C, Series C-II and Series C-III Preferred Stock

4.9***** Common Stock Purchase Agreement, dated as of July 18, 2001 by and between the Company and Real.

4.10*****           Investor Rights Agreement, dated as of July 18, 2001,
                    between Real and the Company

4.11**********      Indemnity Agreement, dated as of January 28, 2002, by and
                    among The Travelers Insurance Company, Travelers Indemnity
                    Company, and the Company

4.12***********     Investor's Rights Agreement, dated as of January 29, 2001, between the Company and Abanat Limited

10.1**              Employment Agreement with Douglas McIntyre


10.2*** Common Stock Purchase Agreement, dated as of December 1, 2000,between the Company and Crossover Ventures, Inc.

10.3**** Deferred Pricing Agreement, dated as of January 19, 2001, between the Company and The Travelers Indemnity Company

10.4*****           Development Services and License Agreement dated July 18,
                    2001 between the Company and RealNetworks, Inc., subject to an Order Granting Confidential Treatment under The
                    Securities Exchange Act of 1933 (CF #11815).

10.5******          Common Stock Purchase Agreement, dated as of November 21,
                    2001,between the Company and Crossover Ventures, Inc.

10.6*********       Lease Agreement, dated as of September 26, 2002 between the
                    Company and Sitterly Associates II, LLC.

10.7 License Agreement by and between Bevmax Office Centers 1560, LLC and the Company, dated as of January 23, 2004.

10.8************    Source Code License and Software Distribution Agreement
                    (EVD Products) dated as of June 21, 2003 between On2
                    Technologies, Inc., Beijing E-world Technology Co. Ltd. and
                    Nature Talent Limited.

10.9************    Source Code License and Software Distribution Agreement
                    (Non-EVD Products) dated as of June 21, 2003 between On2
                    Technologies, Inc., Beijing E-world Technology Co. Ltd. and
                    Nature Talent Limited.

10.10*************  Software Distribution Agreement, dated as of August 25,
                    2003, and incorporated by reference herein.

10.11               Employment Agreement with Tim Reusing

10.12               Employment Agreement with Eric Ameres

21*******           Subsidiaries

23.1                Consent of Eisner LLP

31.1 Certification of Chief Executive Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



* Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999 and incorporated by reference herein.

** Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 2000 and incorporated by reference herein.

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

******* Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year December 31, 2002 and incorporated herein by reference.

********            Filed as an Exhibit to the Company's Proxy Statement on
                    Schedule 14A, filed with the SEC on March 25, 2002.

*********           Filed as an Exhibit to the Company's Form 10-KSB for the
                    fiscal year ended December 31, 2002 and incorporated by reference herein.

**********          Filed as an Exhibit to the Company's Registration Statement
                    on Form S-3, Registration No. 333-105795, and incorporated by reference herein.

***********         Filed as an Exhibit to the Company's Registration Statement
                    on Form S-3, Registration No. 333-109355, and incorporated by reference herein.

************        Filed as an Exhibit to the Company's Current Report on Form
                    8-K, filed with the SEC on June 21, 2003, and incorporated by reference herein.

*************       Filed as an Exhibit to the Company's Current Report on Form
                    8-K, filed with the SEC on August 25, 2003, and incorporated by reference herein.

      (b) Reports filed on Form 8-K for the three months ended December 31, 2003.

      The Company filed Form 8-K on October 1, 2003, containing its press releases relating to: (i) the mutual termination of the previously announced investment in On2 by an affiliate of Beijing E-world Technology, Co. Ltd.; and
(ii) to various business and regulatory initiatives.

      The Company filed Form 8-K on October 28, 2003, containing a press release announcing the Company's results of operations for the third quarter ending September 30, 2003.

SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereby duly authorized on March 29, 2004.

ON2 TECHNOLOGIES, INC.

By: /s/ DOUGLAS A. MCINTYRE
    -----------------------------------------------
    Douglas A. McIntyre
    Chairman, President and Chief Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.


        SIGNATURE                                  TITLE                                             DATE
/s/ DOUGLAS A. MCINTYRE        Chairman, President and Chief Executive Officer                  March 29, 2004
   (Douglas A. McIntyre)

/s/ ANTHONY PRINCIPE           Executive Vice President and Chief Financial Officer             March 29, 2004
   (Anthony Principe)          (Principal Financial Officer)

/s/ MIKE KOPETSKI              Director                                                         March 29, 2004
   (Mike Kopetski)

/s/ WILLIAM A. NEWMAN          Director                                                         March 29, 2004
   (William A. Newman)

/s/ J. ALLEN KOSOWSKY          Director                                                         March 29, 2004
   (J. Allen Kosowsky)

/s/ THOMAS WEIGMAN             Director                                                         March 29, 2004
   (Thomas Weigman)

/s/ DOUGLAS A. MCINTYRE        Director                                                         March 29, 2004
   (Douglas A. McIntyre)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         Page
                                                                         ----
Independent Auditor's Report........................................      F-2

Consolidated Balance Sheets as of December 31, 2003 and 2002........      F-3

Consolidated Statements of Operations for the years ended
    December 31, 2003 and 2002......................................      F-4

Consolidated Statements of Changes in Stockholders' Equity
    for the years ended December 31, 2003 and 2002..................      F-5

Consolidated Statements of Cash Flows for the years ended
    December 31, 2003 and 2002......................................      F-7

Notes to Consolidated Financial Statements..........................      F-9

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors and Stockholders
On2 Technologies, Inc.
Clifton Park, New York

        We have audited the accompanying consolidated balance sheets of On2 Technologies, Inc. and subsidiaries (the "Company") as of December 31, 2003 and 2002 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of On2 Technologies, Inc. and subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ EISNER LLP

Eisner LLP

New York, New York
January 22, 2004

                             ON2 TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                  December 31,
                                                                        --------------------------------
                                                                            2003               2002
                                                                        -------------      -------------
                               ASSETS

Current assets:
  Cash and cash equivalents .......................................     $   2,963,000      $     553,000
  Accounts receivable, less allowance for doubtful
    accounts of $15,000 and $50,000 as of December 31,
    2003 and 2002, respectively ...................................           826,000            601,000
  Prepaid and other current assets ................................           164,000            101,000
                                                                        -------------      -------------
       Total current assets .......................................         3,953,000          1,255,000

Property and equipment, net .......................................           149,000            353,000
Intangible assets, net ............................................                              463,000
Other assets ......................................................            26,000              9,000
                                                                        -------------      -------------
       Total assets ...............................................     $   4,128,000      $   2,080,000
                                                                        =============      =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts payable ................................................     $     119,000      $     266,000
  Accrued expenses ................................................           221,000            254,000
  Deferred revenue ................................................            30,000
  Term-loan .......................................................            63,000
  Capital lease obligations .......................................                                4,000
                                                                        -------------      -------------
       Total current liabilities ..................................           433,000            524,000

Capital lease obligation, excluding current portion ...............                                5,000
Convertible debentures ............................................           409,000            569,000
                                                                        -------------      -------------
        Total liabilities .........................................           842,000          1,098,000
                                                                        -------------      -------------

Commitments and contingencies (Note 12)

Stockholders' equity:
    Preferred stock, $0.01 par value; 20,000,000 shares authorized;
       5,565,000 and 9,920,000 convertible shares issued and
       outstanding at December 31, 2003 and 2002, respectively ....            56,000             99,000
    Common stock, $0.01 par value; 100,000,000 shares
      authorized; 74,146,000 and 59,588,000 shares issued and
      outstanding at December 31, 2003 and 2002, respectively .....           741,000            596,000
    Additional paid-in ............................................       110,229,000        105,422,000
    capital
    Accumulated other comprehensive loss ..........................           (18,000)           (16,000)
    Accumulated deficit ...........................................      (107,722,000)      (105,119,000)
                                                                        -------------      -------------

        Total stockholders' equity ................................         3,286,000            982,000
                                                                        -------------      -------------

        Total liabilities and stockholders' equity ................     $   4,128,000      $   2,080,000
                                                                        =============      =============

           See accompanying notes to consolidated financial statements

                             ON2 TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       Year Ended December 31,
                                                                   ------------------------------
                                                                       2003              2002
                                                                   ------------      ------------
Revenue ......................................................     $  3,302,000      $  3,353,000

Operating expenses:
        Cost of revenue ......................................        1,506,000         2,056,000
        Research and development .............................        1,124,000         2,149,000
        Sales and marketing ..................................          527,000           924,000
        General and administrative ...........................        2,508,000         2,911,000(1)
        Cost curtailment and restructuring charges ...........                            581,000
                                                                   ------------      ------------

Total operating expenses .....................................        5,665,000         8,621,000
                                                                   ------------      ------------

Loss from operations .........................................       (2,363,000)       (5,268,000)

Interest and other income (expense), net .....................           (2,000)           (5,000)
                                                                   ------------      ------------

Loss before provision for income taxes .......................       (2,365,000)       (5,273,000)

Provision for income taxes ...................................           10,000            28,000
                                                                   ------------      ------------

Net loss .....................................................       (2,375,000)       (5,301,000)

Convertible preferred stock deemed dividend ..................          228,000           668,000
                                                                   ------------      ------------


Net loss attributable to common stockholders .................     $ (2,603,000)     $ (5,969,000)
                                                                   ============      ============

Basic and diluted net loss attributable to common stockholders
  per common share ...........................................     $      (0.04)     $      (0.11)
                                                                   ============      ============

Weighted average basic and diluted common shares outstanding .       64,654,000        52,252,000
                                                                   ============      ============


(1) General and administrative expenses for the year ended December 31, 2002 excludes $581,000 of cost curtailment and restructuring charges, which are presented separately.


           See accompanying notes to consolidated financial statements

                             ON2 TECHNOLOGIES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                               Convertible                                     Additional
                                                             Preferred Stock            Common Stock            Paid-in
                                                           Shares       Amount        Shares      Amount        Capital
                                                        -----------   ----------  ------------   ----------   ------------
Balance at January 1, 2002 ........................      12,929,000   $  129,000    38,565,000   $  386,000   $ 99,549,000

Net loss...........................................

Foreign currency translation adjustment............


Comprehensive loss.................................

Issuance of common stock
  in connection with the
  employee stock purchase plan.....................                                     61,000        1,000         16,000

Issuance of common stock and
  warrants in connection with the
  conversion of Series A
  convertible debentures...........................                                  4,444,000       44,000      1,980,000

Issuance of common stock in
  connection with the equity
  line of credit...................................                                 12,537,000      126,000      3,114,000

Issuance of common stock in
  connection with the conversion
  of Series C II preferred stock...................        (925,000)      (9,000)    1,333,000       13,000         (4,000)

Issuance of common stock in
  connection with the conversion of
  Series C III preferred stock.....................      (2,050,000)     (21,000)    2,614,000       26,000         (5,000)

Issuance of common stock in
  connection with the conversion of
  Series B preferred stock.........................         (34,000)                    34,000

Warrants issued for consulting services............                                                                 16,000

Warrants issued and discount recognized in
  connection with issuance of convertible
  debentures.......................................                                                                 88,000

Convertible preferred stock deemed dividends.......                                                                668,000
                                                        -----------   ----------  ------------   ----------   ------------

Balance at December 31, 2002.......................       9,920,000   $   99,000    59,588,000   $  596,000   $105,422,000
                                                        ===========   ==========  ============   ==========   ============


                                                              Other                             Total
                                                          Comprehensive     Accumulated      Stockholders'
                                                              Loss            Deficit          Equity
                                                           -----------     -------------     ------------
Balance at January 1, 2002 ........................        $  (10,000)     $ (99,150,000)    $    904,000

Net loss...........................................                           (5,301,000)      (5,301,000)

Foreign currency translation adjustment............            (6,000)                             (6,000)
                                                                                             ------------

Comprehensive loss.................................                                            (5,307,000)
                                                                                             ------------
Issuance of common stock
  in connection with the
  employee stock purchase plan.....................                                                17,000

Issuance of common stock and
  warrants in connection with the
  conversion of Series A
  convertible debentures...........................                                             2,024,000

Issuance of common stock in
  connection with the equity
  line of credit...................................                                             3,240,000

Issuance of common stock in
  connection with the conversion
  of Series C II preferred stock...................                                                     0

Issuance of common stock in
  connection with the conversion of
  Series C III preferred stock.....................                                                     0

Issuance of common stock in
  connection with the conversion of
  Series B preferred stock.........................                                                     0

Warrants issued for consulting services............                                                16,000

Warrants issued and discount recognized in
  connection with issuance of convertible
  debentures.......................................                                                88,000

Convertible preferred stock deemed dividends.......                             (668,000)               0
                                                           -----------     -------------     ------------

Balance at December 31, 2002.......................        $  (16,000)     $(105,119,000)    $    982,000
                                                           ==========      =============     ============

                             ON2 TECHNOLOGIES, INC.
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)

                                                               Convertible                                     Additional
                                                             Preferred Stock            Common Stock            Paid-in
                                                           Shares       Amount        Shares      Amount        Capital
                                                        -----------   ----------  ------------   ----------   ------------

Balance at December 31, 2002.......................       9,920,000   $   99,000    59,588,000   $  596,000   $105,422,000

Net loss...........................................

Foreign currency translation adjustment............

Comprehensive loss.................................

Issuance of common stock in connection with the
  exercise of stock options........................                                  2,579,000       25,000      1,355,000

Issuance of common stock in connection with the
  exercise of warrants.............................                                  1,503,000       15,000      1,710,000

Issuance of common stock in connection with the
  conversion of Series A secured convertible
  debentures.......................................                                  1,786,000       18,000        182,000

Issuance of common stock in connection with the
equity line of credit .............................                                  3,387,000       34,000      1,280,000

Issuance of common stock in connection with the
conversion of Series C V preferred stock...........      (1,923,000)     (19,000)    2,644,000       26,000         (7,000)

Issuance of common stock in connection with the
conversion of Series C VI preferred stock..........      (2,432,000)     (24,000)    2,606,000       26,000         (2,000)

Issuance of common stock in connection with the
payment of interest on the Series A secured
convertible debentures.............................                                     53,000        1,000         43,000

Warrants issued for consulting services............                                                                 60,000

Purchase of warrants...............................                                                                (42,000)

Warrants issued and discount recognized in
  connection with issuance of convertible
  debentures.......................................

Convertible preferred stock deemed dividends.......                                                                228,000
                                                        -----------   ----------  ------------   ----------   ------------

Balance at December 31, 2003.......................       5,565,000   $   56,000    74,146,000   $  741,000   $110,229,000
                                                        ===========   ==========  ============   ==========   ============

                                                              Other                             Total
                                                          Comprehensive     Accumulated      Stockholders'
                                                              Loss            Deficit          Equity
                                                           -----------     -------------     ------------

Balance at December 31, 2002.......................        $  (16,000)     $(105,119,000)    $    982,000

Net loss...........................................                           (2,375,000)      (2,375,000)

Foreign currency translation adjustment............            (2,000)                             (2,000)
                                                                                             ------------
Comprehensive loss.................................                                            (2,377,000)
                                                                                             ------------
Issuance of common stock in connection with the
  exercise of stock options........................                                             1,380,000

Issuance of common stock in connection with the
  exercise of warrants.............................                                             1,725,000

Issuance of common stock in connection with the
  conversion of Series A secured convertible
  debentures.......................................                                               200,000

Issuance of common stock in connection with the
equity line of credit .............................                                             1,314,000

Issuance of common stock in connection with the
conversion of Series C V preferred stock...........                                                     0

Issuance of common stock in connection with the
conversion of Series C VI preferred stock..........                                                     0

Issuance of common stock in connection with the
payment of interest on the Series A secured
convertible debentures.............................                                                44,000

Warrants issued for consulting services............                                                60,000

Purchase of warrants...............................                                               (42,000)

Warrants issued and discount recognized in
  connection with issuance of convertible
  debentures.......................................

Convertible preferred stock deemed dividends.......                             (228,000)               0
                                                           -----------     -------------     ------------

Balance at December 31, 2003.......................        $  (18,000)     $(107,722,000)    $  3,286,000
                                                           ==========      =============     ============

           See accompanying notes to consolidated financial statements

                             ON2 TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           Year Ended December 31,
                                                                                        ----------------------------
                                                                                           2003             2002
                                                                                        -----------      -----------
Cash flows from operating activities:
  Net loss ........................................................................     $(2,375,000)     $(5,301,000)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Equity based compensation .................................................          60,000           16,000
        Common shares issued for debenture interest ...............................          44,000
        Debt conversion costs .....................................................                           24,000
        Restructuring and impairment charges ......................................                           30,000
        Depreciation and amortization .............................................         706,000        1,500,000
        Reserve for bad debts .....................................................         (35,000)          50,000
        Loss on abandonment of assets .............................................                          289,000
        Amortization of debt discount .............................................          40,000            7,000

        Changes in operating assets and liabilities:

           Accounts receivable ....................................................        (190,000)          29,000
           Prepaid and other current assets .......................................         (63,000)         121,000
           Other assets ...........................................................         (17,000)         254,000
           Accounts payable and accrued expenses ..................................        (180,000)        (468,000)
           Deferred revenue .......................................................          30,000          (35,000)
                                                                                        -----------      -----------

               Net cash used in operating activities ..............................      (1,980,000)      (3,484,000)
                                                                                        -----------      -----------

Cash flows from investing activities:

  Purchases of property and equipment .............................................         (39,000)         (78,000)
                                                                                        -----------      -----------

Cash flows from financing activities:

  Principal payments on capital lease obligations .................................          (9,000)          (2,000)
  Purchase of common stock warrants ...............................................         (42,000)
  Proceeds from the issuance of a term-loan, net ..................................          63,000
  Proceeds from the sale of common stock, net .....................................       1,314,000        3,258,000
  Proceeds from the issuance of convertible debentures ............................                          650,000
  Proceeds from exercise of common stock options and warrants .....................       3,105,000
                                                                                        -----------      -----------

               Net cash provided by financing activities ..........................       4,431,000        3,906,000
                                                                                        -----------      -----------
Net change in cash and cash equivalents ...........................................       2,412,000          344,000
Effect of exchange rate changes on cash and cash equivalents ......................          (2,000)          (7,000)
Cash and cash equivalents, beginning of year ......................................         553,000          216,000
                                                                                        -----------      -----------

Cash and cash equivalents, end of year ............................................     $ 2,963,000      $   553,000
                                                                                        ===========      ===========

                             ON2 TECHNOLOGIES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Supplemental disclosure of cash flow information and non-cash transactions:


                                                                                  Year Ended December 31,
                                                                                --------------------------
                                                                                   2003           2002
                                                                                ----------     -----------
Cash paid during the year for:

    Interest ..............................................................     $   12,000     $    6,000
                                                                                ==========     ==========

    Taxes .................................................................     $   14,000     $   18,000
                                                                                ==========     ==========

    Non-cash transactions:

    Acquisition of fixed assets under capital leases ......................                    $   33,000
                                                                                               ==========

    Conversion of Preferred Stock into Common Stock .......................     $   43,000     $   30,000
                                                                                ==========     ==========

    Conversion of debentures into common stock and warrants ...............                    $2,024,000
                                                                                               ==========

    Conversion of debentures into common stock ............................     $  200,000
                                                                                ==========

    Debt discount in connection with the issuance of convertible debentures
         and warrants                                                                          $   88,000
                                                                                               ==========

    Convertible preferred stock deemed dividends ..........................     $  228,000     $  668,000
                                                                                ==========     ==========

           See accompanying notes to consolidated financial statements

                             ON2 TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a) Description of the Business

      On2 Technologies, Inc. ("On2" or the "Company") is a video compression technology firm. The Company has developed its proprietary technology platform and video compression/decompression software ("codec") to deliver high quality video at the lowest possible data rates to closed area networks, such as set-top boxes, the Internet and wireless devices. The Company offers a suite of products and professional services that encompass its proprietary compression technology. The Company's professional service offerings include customized engineering and consulting services and high-level video encoding. In addition, the Company licenses its software products for use with video delivery platforms.

      The Company's consolidated financial statements have been prepared assuming that it will continue as a going concern. The Company has incurred recurring operating losses and negative operating cash flows since its inception. At December 31, 2003 the Company had cash and cash equivalents and working capital of $2,963,000 and $3,520,000, respectively. The Company is actively pursuing increases to its net cash flows through increases in revenues and financing from the sale of additional common shares, subject to stockholder approval, under its equity lines of credit (see Note 8). During the year ended December 31, 2002 the Company terminated its building lease in New York City, reduced its staff and consolidated operations in the Albany, New York area for purposes of reducing the Company's operating expenses. The Company believes that a combination of increases to operating cash flow, primarily through revenue growth, and funds that may be received from its equity lines of credit or additional financings will generate sufficient cash flow to fund its operations through 2004. The Company's plan to increase cash flows from operations relies significantly on increases in revenue generated from its compression technology services, products and licenses. However, there are no assurances that such increases in revenues will be attained or that draws on the equity line or additional financings will be successfully consummated.

      (b) Basis of Presentation

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

      (c) Cash and Cash Equivalents

      Cash equivalents consist of money market funds or other highly liquid investments with original maturities of three months or less.

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

                             ON2 TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      (e) Intangible Assets

      As of December 31, 2002, the Company's intangible assets consisted of purchased technology which was being amortized over its useful life of four years. Purchased technology was fully amortized at December 31, 2003.

      (f) Impairment of Long-Lived Assets and Finite-Lived Intangible Assets

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

      (g) Fair Value of Financial Instruments and Concentration of Credit Risk

      The fair values of accounts receivables and accounts payables approximate their carrying values based on the short-term maturities of these financial instruments.

      The Company performs ongoing credit evaluations of its customers' financial condition and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. Such losses have been within management's expectations.

      (h) Income Taxes

      The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated results of operations in the period that the tax change occurs. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

      (i) Revenue Recognition

      The Company primarily generates revenue from the sale of its software licenses and its professional service offerings.

                             ON2 TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      (i) Revenue Recognition (continued)

      The Company's revenue recognition policies are in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition", as amended by SOP 98-4, "Deferral of the Effective Date of SOP 97-2, Software Revenue Recognition", SOP 98-9, "Modification of SOP 97-2 with Respect to Certain Transactions" and other authoritative guidance. Under each arrangement, revenues are recognized when a non-cancelable agreement has been signed and the customer acknowledges an unconditional obligation to pay, the products or applications have been delivered, there are no uncertainties surrounding customer acceptance, the fees are fixed and determinable, and collection is considered probable. Revenues recognized from multiple-element software arrangements are allocated to each element of the arrangement based on the fair values of the elements, such as product licenses, post-contract customer support, or training. The determination of the fair value is based on the vendor specific objective evidence available to the Company. If such evidence of the fair value of each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of the fair value does exist or until all elements of the arrangement are delivered.

      Software Licenses

      The Company's software licensing arrangements typically consist of two elements: a software license and post-contract customer support ("PCS"). The Company recognizes license revenues based on the residual method after all elements other than PCS have been delivered as prescribed by SOP 98-9. The Company recognizes PCS revenues over the term of the maintenance contract or on a "per usage" basis, whichever is stated in the contract. In accordance with SOP 97-2, vendor specific objective evidence of the fair value of PCS is determined by reference to the price the customer will have to pay for PCS when it is sold separately (i.e., the renewal rate). Each license agreement offers additional PCS at a stated price. Revenue is recognized on a per copy basis for licensed software when each copy of the licensed software purchased by the customer or reseller is delivered. The Company does not allow returns, exchanges or price protection for sales to its customers or its resellers nor does it allow its resellers to purchase software licenses under consignment arrangements.

      Professional Services

      Professional services consist of customized engineering and consulting services and encoding services.

      When customized engineering and consulting services are sold together with a software license, the arrangement typically requires customization and integration of the software into a third party hardware platform. In these arrangements, the Company requires the customer to pay a fixed fee for the engineering and consulting services and a licensing fee in the form of a per-unit royalty. The Company accounts for its engineering and consulting arrangements in accordance with SOP 81-1, "Accounting for Performance of Construction Type and Certain Production Type Contracts". When reliable estimates are available for the costs and efforts necessary to complete the engineering or consulting services and those services do not include contractual milestones or other acceptance criteria, the Company accounts for the arrangements under the percentage of completion contract method pursuant to SOP 81-1 based upon input measures such as hours. When such estimates are not available, the completed contract method is utilized.

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

                             ON2 TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      (j) Cost of Revenues

      Cost of revenues primarily includes compensation costs for engineering and consulting personnel, bandwidth costs, depreciation costs, licensing fees or royalties paid for third party software products and the amortization of purchased technology.

      (k) Software Development Costs

      The Company recognizes costs associated with new software or product development and/or significant enhancements to current software or products in accordance with Statement of Financial Accounting Standards ("SFAS") SFAS No. 86, "Software Development Costs". Under SFAS No. 86, these costs are expensed until technological feasibility has been established, at which time any additional costs are capitalized. The Company essentially has completed its software development concurrently with technological feasibility and, accordingly, has not capitalized any software development costs.

      Software developed for internal use is recognized in accordance with SOP 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use". SOP 98-1 requires all costs related to the development of internal use software other than those incurred during the application development stage to be expensed as incurred. It also provides guidance on the capitalization of costs incurred during the application development stage for computer software developed or obtained for internal use.

      (l) Stock-Based Compensation

      SFAS No. 123, "Accounting for Stock-Based Compensation" encourages the use of the fair value based method of accounting for stock-based employee compensation. Alternatively, SFAS No. 123 allows entities to continue to apply the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations and provide pro forma disclosures of net income (loss) and earnings (loss) per share, as if the fair value-based method of accounting had been applied to employee awards. The Company has elected to continue to apply the provisions of APB Opinion 25 and provide the disclosures required by SFAS No. 123 and SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," which was released in December 2002 as an amendment of SFAS No.
123. The following table illustrates the effect on net loss and loss per share if the fair value-based method had been applied to all awards.

                                                                              Year Ended December 31,
                                                                           ----------------------------
                                                                              2003             2002
                                                                           -----------      -----------
          Reported net loss attributable to common stockholders            $(2,603,000)     $(5,969,000)
          Stock-based employee compensation determined under the
              fair value-based method                                         (688,000)      (3,797,000)
                                                                           -----------      -----------

          Pro forma net loss                                               $(3,291,000)     $(9,766,000)
                                                                           ===========      ===========

          Loss attributable to common stockholders per share
              (basic and diluted):
                As reported                                                $     (0.04)     $     (0.11)
                                                                           ===========      ===========
                Pro forma                                                  $     (0.05)     $     (0.19)
                                                                           ===========      ===========

                             ON2 TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      (l) Stock-Based Compensation (continued)

      The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model reflecting the following:

                                                    Year Ended December 31,
                                                    -----------------------
                                                  2003                  2002
                                                 ------                ------

           Volatility                              138%                   116%
           Expected life of options             5 years                3 years
           Risk free interest rate                 3.5%                   3.5%
           Dividend yield                            0%                     0%

      The weighted average fair value of options granted during the years ended December 31, 2003 and 2002 were $0.56 and $0.22, respectively.

      (m) Net Loss Per Common Share

      The Company computes net loss per common share in accordance with SFAS No. 128, "Computation of Earnings Per Share". In accordance with SFAS No. 128, basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the conversion of the preferred stock and convertible debentures (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the Treasury Stock method); potential common shares are excluded from the calculation if their effect is anti-dilutive.

      Diluted loss per share has not been presented separately, as the convertible preferred stock, convertible debentures and the outstanding stock options and warrants (aggregating 24,540,000 potential common shares at December 31, 2003 and 36,883,000 at December 31, 2002) are anti-dilutive for each of the periods presented.

      (n) Use of Estimates

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

      (o) Segment Reporting

      The Company adopted the provisions of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". The Company operates in one business segment, the sale of video compression software and related services, for which it receives revenues from its customers. The Company's Chief Operating Decision Maker is the Company's Chief Executive Officer ("CEO"), who receives consolidated financial information for purposes of evaluating the Company's operational and financial performance. The CEO does not receive discrete financial information regarding the operating results of the Company's individual products and services.

                             ON2 TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      (p) Segment Reporting (continued)

      Our customers typically represent large digital communication and media companies, entertainment companies, telecommunication companies and other global corporations that operate within the digital media industry. For the year ended December 31, 2003, three customers accounted for 35%, 19% and 11% of the Company's total revenues. For the year ended December 31, 2002, three customers accounted for 27%, 11% and 11% of the Company's total revenues. As of December 31, 2003, two customers accounted for 59% and 18% of total accounts receivable. As of December 31, 2002, four customers accounted for 22%, 20%, 19% and 15% of total accounts receivable.

      For the year ended December 31, 2003, foreign customers accounted for approximately 67% of total revenue. These customers are primarily located in Asia. For the year ended December 31, 2002, foreign customers accounted for approximately 50% of total revenue.

      The Company's assets and operations have been and are currently based within in the United States, except for two research and development employees located in the United Kingdom. There was no significant revenue generated from the United Kingdom operations for the years ended December 31, 2003 and 2002.

      (q) Recently Issued Accounting Pronouncements

      In May 2003, Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within SFAS No. 150's scope as a liability (or an asset in some circumstances) because the financial instrument embodies an obligation of the issuer. The Company believes that the adoption of SFAS No. 150 will not have a significant impact on its results of operations or financial position.

(2) PROPERTY AND EQUIPMENT

                                                                   December 31,
                                                             -------------------------
                                                               2003            2002
                                                             ----------     ----------
          Furniture and fixtures .......................     $   65,000     $   65,000
          Computer equipment ...........................      2,314,000      2,286,000
          Leasehold improvements .......................         23,000         73,000
          Licensed software ............................        588,000        588,000
                                                             ----------     ----------
                                                              2,990,000      3,012,000

          Less accumulated depreciation and amortization      2,841,000      2,659,000
                                                             ----------     ----------

              Total ....................................     $  149,000     $  353,000
                                                             ==========     ==========

                             ON2 TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


(2) PROPERTY AND EQUIPMENT (continued)

      As of December 31, 2003, property and equipment included assets under capital leases of $103,000 with related accumulated depreciation of $98,000. As of December 31, 2002, property and equipment included assets under capital leases of $103,000 with related accumulated depreciation of $92,000. Depreciation expense was $243,000 and $854,000 for the years ended December 31, 2003 and 2002, respectively.

      In August 2002, the Board approved a plan to relocate the Company's offices from New York City and consolidate operations in the Albany, New York area for the purpose of decreasing the Company's operating expenses. The Company wrote off $289,000 of the net carrying value of fixed assets abandoned as a result of closing the New York City office.

(3) INTANGIBLE ASSETS


                                                    December 31,
                                             -------------------------
                                                2003            2002
                                             ----------     ----------
          Purchased technology .........     $2,509,000     $2,509,000
          Less accumulated amortization       2,509,000      2,046,000
                                             ----------     ----------

              Total ....................     $        0     $  463,000
                                             ==========     ==========

      Amortization of purchased technology was $463,000 and $627,000 for the years ended December 31, 2003 and 2002, respectively.

(4) ACCRUED EXPENSES

                                                     December 31,
                                               -----------------------
                                                 2003            2002
                                               --------       --------
          Accrued compensation .........       $ 28,000       $ 78,000
          Accrued professional fees ....         65,000         54,000
          Other accrued expenses .......        128,000        122,000
                                               --------       --------

                  Total ................       $221,000       $254,000
                                               ========       ========

(5) TERM LOAN

      During July 2003 the Company obtained unsecured financing in the amount of $160,000 to finance their directors' and officers' liability insurance. The financing arrangement is for nine months; runs through March of 2004 and bears interest at an annual rate of 7.75%.

(6) INCOME TAXES

      The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

                             ON2 TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


(6) INCOME TAXES (continued)

      As of December 31, 2003, the Company has net operating loss carry forwards of approximately $76,223,000 which expire at various dates through 2023, resulting in a deferred tax asset of approximately $30,489,000. Past and future stock issuances may subject the Company to an annual limitation on the utilization of its net operating loss under Section 382 of the Internal Revenue Code. At December 31, 2003 the principal timing difference between tax and financial reporting was due to depreciation expense. A full valuation allowance, which increased by $751,000 (the deferred tax asset as of December 31, 2002, was $29,738,000) during the year ended December 31, 2003, has been recorded related to the deferred tax asset as a result of management's uncertainty as to the realization of such asset. Accordingly, no provision for federal income tax benefit has been recognized. The tax provisions of $10,000 and $28,000 for the years ended December 31, 2003 and 2002, respectively, relate primarily to various state and local taxes.

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

      Under the terms of the agreement, the Debentures consist of 200 units, which are comprised of (1) $10,000 principal amount of Debentures and (2) one warrant to purchase 6,667 shares of Common Stock at an exercise price of $1.68 per share. The principal amount of the Debentures were convertible into shares of Common Stock at a conversion price of $0.45 six months after the date of issuance at the discretion of the holder. The principal amount of the Debentures was due 4 years from the date of issuance and was non-interest bearing.

      In March 2002, the holder of the $2,000,000 aggregate principal amount of the Company's Series A Convertible Debentures (the "Debentures") elected to convert its principal into the underlying 4,444,000 shares of the Company's common stock. The conversion ratio and the number of underlying shares of common stock were determined upon execution of the original agreement in January 2001. In connection with the conversion, the Company issued to the holder of the Debentures a warrant to purchase 200,000 shares of common stock at an exercise price of $0.43 per share. The warrant was immediately exercisable and expires in March 2007. The estimated fair value of the warrant was $68,000 based upon the Black-Scholes pricing model. The fair value of the underlying shares of common stock was $1,956,000 on the date of conversion. The Company recorded a non-cash charge of $24,000 for the excess of the fair value of the underlying shares of common stock and the warrant issued over the original net proceeds of $2,000,000.

                             ON2 TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


(7) CONVERTIBLE DEBENTURES (continued)

      (b) Series A Secured Convertible Debentures

      In September 2002 the Company issued $650,000 principal amount, 5.75%, four-year Series A Secured Convertible Debentures due in 2006. The debentures are convertible into the Company's $0.01 par value common stock ("Common Stock") at $0.112. In addition, the Company issued to the purchasers of the debentures, warrants to acquire the Company's Common Stock. The Company sold sixty-five units with a principal amount of $10,000 per unit; each unit contained one warrant to purchase 20% warrant coverage shares of Common Stock at $0.112 per share. The debentures require interest to be paid each November and May, which is payable in a number of shares of common stock that is based on the average closing price of the stock for the ten trading days prior to the payment date. The initial common share equivalents for the debentures and the warrants were 5,804,000 and 1,161,000, respectively.

      The Company allocated the proceeds received to the principal amount of the debentures and the warrants based upon the relative fair value method. The fair value of the warrants was determined using the Black Scholes pricing model. The difference between the proceeds allocated to, and the relative fair value of the debentures, which amounted to $88,000, was recorded as debt discount and additional paid-in capital. The discount is being amortized over the life of the debentures.

      An aggregate principal amount of $200,000, of the Series A Secured Convertible Debentures, was converted into 1,786,000 shares the Company's common stock as of December 31, 2003.

      The amortization of the discount was $40,000 and $7,000 for the years ended December 31, 2003 and 2002, respectively.

(8) STOCKHOLDERS' EQUITY

      (a) Preferred Stock

      The Company has 20,000,000 shares of preferred stock authorized for issuance and, through December 31, 2003, eight series of convertible preferred stock (collectively "Preferred Stock") were issued. Pursuant to its Certificate of Incorporation, the Company may serially designate separate classes of preferred stock up to the aggregate of its authorized limit. The holders of the various series of Preferred Stock generally have similar rights and privileges. Each class of the Preferred Stock is convertible into shares of the Company's Common Stock based on a conversion rate and has rights and preferences which are generally more senior to the Company's Common Stock and are more fully described in the Company's Certificate of Incorporation.

      Series A Convertible Preferred Stock

      In 1999, the Company issued 2,000,000 preferred stock purchase units (the "Units") for $7.50 per unit.

      Each Unit consisted of one share of Series A Convertible Preferred Stock, $0.01 par value, and a warrant to purchase 1.114404 shares of Common Stock of the Company at an exercise price of $3.14 per share. Each share of Series A Preferred Stock is non-voting and may be converted at the holder's option, at any time, into one share of Common Stock of the Company.

                             ON2 TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


(8) STOCKHOLDERS' EQUITY (continued)

      (a) Preferred Stock (continued)

      Series A Convertible Preferred Stock (continued)

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

      In May and June 2000, 1,067,000 and 533,000 shares of Series A Preferred Stock, respectively, were converted into equivalent shares of the Company's Common Stock.

      Series B Convertible Preferred Stock

      In April 2000, the Company designated and issued 34,000 shares of its authorized preferred stock as Series B Preferred Stock, $0.01 par value ("Series B Preferred"), in connection with an acquisition. Each share of Series B Preferred was convertible into one share of the Company's Common Stock. During 2002 all of the outstanding shares of Series B Convertible Preferred Stock were converted into 34,000 shares of Common Stock.

      Series C, C-IV and C-V Convertible Preferred Stock

      In 2000, the Company designated 4,286,000 shares of its authorized preferred stock as Series C Preferred Stock, $0.01 par value ("Series C Preferred") and completed a private placement of 1,644,000 shares of the Series C Preferred with detachable warrants for an aggregate purchase price of $10,000,000, in connection with an investment by The Travelers Indemnity Company ("Travelers"). The Company incurred transaction costs of $9,000 in connection with the transaction. This investment was part of an aggregate financing of $15,000,000. The original conversion price was $6.082. The additional $5,000,000 was received and satisfied through the issuance of the Company's Series C-II and Series C-III Convertible Preferred Stock as described below. In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of the Series C Preferred are entitled to receive a liquidation amount of $6.082 per share. The liquidation price per share would be paid out of the assets of the Company available for distribution prior to any payments made on any shares of the Company's Common Stock or any other capital stock that ranks junior to the Preferred Stock.

      In addition to the Series C Preferred, Travelers received detachable warrants which provide them the right to purchase 206,000 shares of the Company's Common Stock at an exercise price of $8.69 per share and 206,000 shares of the Company's Common Stock at an exercise price of $10.86 per share (collectively "Travelers' Warrants").

      Concurrently with its investment in June 2000, Travelers was granted pricing protection on its investment regarding the subsequent investments in the Series C-II and Series C-III Preferred Stock. Accordingly, on December 31, 2001, the Company canceled the Series C Preferred and issued in its place 1,849,000 shares of Series C-IV Preferred Stock, par value $0.01 per share, with a conversion price of $2.65 per share, and 4,100,000 shares of Series C-V Preferred Stock, par value $0.01 per share, with a conversion price of $1.244 per share, and cancelled the Travelers Warrants and in their place issued 462,000 warrants with an exercise price of $2.65 per share and 1,025,000 warrants with an exercise price of $1.14 per share. Travelers was not entitled to any

                             ON2 TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


(8) STOCKHOLDERS' EQUITY (continued)

      (a) Preferred Stock (continued)

      Series C, C-IV and C-V Convertible Preferred Stock (continued)

further pricing protections. During the year ended December 31, 2003 the Company purchased 698,000 Warrants originally issued with the Series C-IV Preferred Stock and 1,397,000 Warrants originally issued with the Series C-V Preferred Stock from a Company's shareholder for $42,000 in cash. Both the Series C-IV and C-V Warrants were due to expire on June 6, 2003. The Company recorded the transaction by increasing additional paid-in-capital.

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

      Additionally, as of December 31, 2001, the conversion price of the Series C-V Preferred Stock was adjusted to $0.9756 per share, the Company issued 272,000 additional warrants and the exercise price of the warrants was reduced to $0.9012 per share. As a result of the issuance of the Series A Secured convertible debentures in September 2002, the conversion price of the Series C-V Preferred Stock was further adjusted to $0.9047 per share, the Company issued 101,000 additional warrants and the exercise price of the warrants was further reduced to $0.8363 per share. The Company recorded a deemed non-cash convertible preferred stock dividend of $226,000 for the year ended December 31, 2002, to recognize the additional benefit received by Travelers for their anti-dilution provisions.

      During the year ended December 31, 2003, 1,923,000 shares of Series C-V Preferred Stock were converted into 2,644,000 shares of the Company's common stock.

      Series C-II Convertible Preferred Stock

      In September 2000, the Company designated 925,000 shares of its authorized preferred stock as Series C-II Preferred Stock, $0.01 par value ("Series C-II Preferred") and completed a private placement of 925,000 shares of the Series C-II Preferred with detachable warrants for an aggregate purchase price of $2,450,000 with three investors (the "Series C-II Investors"). The original conversion price of the Series C-II Preferred was $2.65 per share. In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of the Series C-II Preferred were entitled to receive an amount equal to $2.65 per share. The liquidation price per share was to be paid out of the assets of the Company available for distribution prior to any payments made on any shares of the Company's Common Stock or any other capital stock that ranks junior to the Preferred Stock.

                             ON2 TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


(8) STOCKHOLDERS' EQUITY (continued)

      (a) Preferred Stock (continued)

      Series C-II Convertible Preferred Stock (continued)

      In addition to the Series C-II Preferred, the Series C-II Investors received detachable warrants which provided them the right to purchase an aggregate of 396,000 shares of the Company's Common Stock at an exercise price of $2.65 per share. The warrants were immediately exercisable and were due to expire September 28, 2003.

      The holders of the Series C-II Preferred Stock were entitled to certain anti-dilution protections, triggered by certain subsequent issuances of debt or equity by the Company. The anti-dilution provision primarily adjusts the conversion price of the Series C-II Preferred Stock and the number and exercise price of the original warrants issued. The anti-dilution provision for the Series C-II Preferred Stock was triggered by certain subsequent debt and equity financings consummated by the Company. As of December 31, 2001, the conversion price of the Series C-II Preferred Stock was adjusted to $1.90 per share, the Company issued an additional 156,000 warrants and the exercise price of the warrants was reduced to $1.90 per share. As a result of the issuance of the Series A Secured convertible debentures in September 2002, the conversion price of the Series C-II Preferred Stock was further adjusted to $1.7549 per share, the Company issued 46,000 additional warrants and the exercise price of the warrants was further reduced to $1.7549 per share. The Company recorded a deemed non-cash convertible preferred stock dividend of $427,000 for the year ended December 31, 2002, to record the additional benefit received by the Series C-II Investors. During the year ended December 31, 2002, all of the shares of Series C-II Preferred Stock were converted into 1,333,000 shares of the Company's Common Stock. During the year ended December 31, 2003 the Company granted a cashless exercise right to a C-II Preferred Stock warrant holder and recorded a deemed dividend of $85,000. During the year ended December 31, 2003, all of the C-II Preferred Warrants were exercised into 550,000 shares of the Company's Common Stock and the Company received proceeds of $910,000 in connection with their exercise.

      Series C-III Convertible Preferred Stock

      In December 2000, the Company designated 2,050,000 shares of its authorized preferred stock as Series C-III Preferred Stock, $0.01 par value ("Series C-III Preferred") and completed a private placement of the 2,050,000 shares of the Series C-III Preferred with detachable warrants for an aggregate purchase price of $2,550,000 with two investors (the "Series C-III Investors"). The original conversion price of the Series III Preferred was $1.244 per share. In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of the Series C-III Preferred were entitled to receive an amount equal to $1.244 per share. The liquidation price per share was to be paid out of the assets of the Company available for distribution prior to any payments made on any shares of the Company's Common Stock or any other capital stock that ranks junior to the Preferred Stock.

      In addition to the Series C-III Preferred, the Series C-III Investors received detachable warrants which provided them the right to purchase an aggregate of 635,000 shares of the Company's Common Stock at an exercise price of $1.14 per share. The warrants were immediately exercisable and were due to expire December 7, 2003.

                             ON2 TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


(8) STOCKHOLDERS' EQUITY (continued)

      (a) Preferred Stock (continued)

      Series C-III Convertible Preferred Stock

      The holders of the Series C-III Preferred Stock are entitled to certain anti-dilution protections, triggered by certain subsequent issuances of debt or equity by the Company. The anti-dilution provision primarily adjusts the conversion price of the Series C-III Preferred Stock and the number and exercise price of the original warrants issued. The anti-dilution provision for the Series C-III Preferred Stock was triggered by certain subsequent debt and equity financings consummated by the Company. As of December 31, 2001, the conversion price of the Series C-III Preferred Stock was adjusted to $0.9756 per share, the Company issued an additional 175,000 warrants and the exercise price of the warrants was reduced to $0.9012 per share. As a result of the issuance of convertible debentures in September 2002, the Company issued 63,000 additional warrants and the exercise price of the warrants was further reduced to $0.8363 per share. The Company recorded a deemed non-cash convertible preferred stock dividend of $15,000 for the year ended December 31, 2002, to record the additional benefit received by the Series C-III Investors. During the year ended December 31, 2002 all the shares of Series C-III Preferred Stock were converted into 2,614,000 shares of the Company's Common Stock. During the year ended December 31, 2003, the Company received proceeds of $730,000 in connection with the exercise of all of the C-III Preferred Warrants into 873,000 shares of the Company's Common Stock.

      Series C-VI Convertible Preferred Stock

      In July 2001, the Company entered into a Unit Purchase Agreement with Travelers whereby it sold an aggregate of 3,571,000 units that consisted of one share of the Company's Common Stock and a warrant to purchase 1.5 shares of the Company's Common Stock. The Company received net proceeds of $2,000,000. In August 2001, the Company entered into a new agreement with Travelers, rescinding the Unit Purchase Agreement and providing that Travelers receive 3,571,000 shares of preferred stock, which were not convertible into the Company's Common Stock for a period of six months. Each share of Series C-VI Preferred Stock converts on a one-for-one basis into shares of the Company's Common Stock. In addition, the Company issued to Travelers a warrant to purchase 5,357,000 shares of the Company's Common Stock that could not be exercised for a period of six months. The exercise price of the warrant is $0.56 per share and the warrant expires in August 2005.

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

      The aggregate fair market value of the Series C-VI Preferred was $2,000,000, based upon the fair market value of the Company's Common Stock on that date. Additionally, the fair market value of the warrants issued, as calculated using the Black Scholes pricing model, was $1,729,000. In accordance with EITF 98-5, the Company allocated the net proceeds between the Series C-VI Preferred Stock and the warrants based on the relative fair value method as described in APB No. 14. The Company allocated $1,073,000 to the Series C-VI Preferred and recorded $927,000 of additional paid-in-capital to account for the issuance of the warrants. The difference between the net proceeds allocated to, and the fair market value of, the Series C-VI Preferred on the closing date, which amounted to $927,000, was recorded as a non-cash convertible preferred stock dividend for the year ended December 31, 2001.

                             ON2 TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


(8) STOCKHOLDERS' EQUITY (continued)

      (a) Preferred Stock (continued)

      Series C-VI Convertible Preferred Stock (continued)

      During the year ended December 31, 2003 the Company agreed to extend certain anti-dilution rights to the holders of its Series C-VI Preferred Stock, retroactive to the issuance of such shares. The conversion price of the Series C-VI Preferred Stock has been adjusted to $0.5226 from $0.5601 per share as a result of the retroactive treatment. The Company recorded deemed dividends of $143,000 during the year ended December 31, 2003 relating to this adjustment.

      During the year ended December 31, 2003 2,432,000 shares of Series C-VI Preferred were converted into 2,606,000 shares of the Company's Common Stock.

      The following table summarizes the common stock issuable upon conversion of all outstanding Preferred Stock and the exercise of related warrants at December 31, 2003:

                                                                     Shares of
                                                                    Common Stock
                                       Conversion or               Issuable upon
                                       Exercise Price               Conversion/
Convertible Security                     per Share                   Exercise
--------------------                     ---------                   --------
Series A Preferred Stock                  $7.50                        400,000
Series C-IV Preferred Stock               $1.7549                    2,792,000
Series C-V Preferred Stock                $0.9047                    2,993,000
Series C-VI Preferred Stock               $0.5226                    1,221,000
Series C-VI Warrants                      $0.5600                    5,357,000


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

      Under the Initial Stock Purchase Agreement, shares of Common Stock are periodically sold to the Investor at a discount from market value ranging from 6%-10%, depending on the closing price of the Company's Common Stock. The amount of Common Stock sold is at the sole discretion of the Company and at no time throughout the term of the Stock Purchase Agreement is the Company obligated to sell its Common Stock, unless the Company issues a drawdown notice. The Company issued warrants to purchase 50,000 shares of the Company's Common

                             ON2 TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


(8) STOCKHOLDERS' EQUITY (continued)

      (b) Common Stock (continued)

      Equity-Line of Credit (continued)

Stock and incurred $25,000 of transaction costs in connection with the Stock Purchase Agreement. During the year ended December 31, 2003, the Company received proceeds of $76,000 in connection with the exercise of the above-mentioned warrants were exercised into 50,000 shares of the Company's Common Stock.

      In May 2001, the Company's shareholders approved the sale, at the sole discretion of the Company, of up to 15,500,000 shares of Common Stock in connection with the Initial Stock Purchase Agreement. The Company sold 7,024,000 shares of Common Stock for net proceeds of approximately $2,513,000 and 8,476,000 shares of Common Stock for net proceeds of approximately $4,191,000 under the Initial Stock Purchase Agreement, during the years ended December 31, 2002 and 2001, respectively.

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

      Since April 2002, when the Company's stockholders approved the sale, at the sole discretion of the Company, of up to 9,000,000 shares of Common Stock in connection with the Second Stock Purchase Agreement, the Company has sold 9,000,000 shares of Common Stock for net proceeds of approximately $2,073,000 through December 31, 2003 at which time the Company had issued all the stock registered for the Second Stock Purchase Agreement. For the twelve months ended December 31, 2003 the Company issued 3,387,000 shares of its common stock and received proceeds of $1,314,000 in connection with the Second Stock Purchase Agreement.

      Investment by RealNetworks, Inc.

      In July 2001, the Company entered into a Common Stock Purchase Agreement with RealNetworks, Inc. ("Real") whereby Real purchased 1,786,000 shares of the Company's Common Stock for net proceeds of $1,000,000. The shares were issued to Real at the fair market value at the time of the transaction (see Note 12).

                             ON2 TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


(8) STOCKHOLDERS' EQUITY (continued)

      (c) Warrants

      The Company issued common stock purchase warrants to various consultants, strategic partners and investors. The following table summarizes information about all common stock purchase warrants outstanding as of December 31, 2003. All warrants were exerciseable as of December 31, 2003.


           Range of                Number of Warrants         Weighted Average
         Exercise Prices               Outstanding             Exercise Price        Expiration Dates
         ---------------               -----------             --------------        ----------------
        $ 0.11 - $ 0.56                 6,760,000                  $ 0.48               2005 - 2007
        $ 1.34 - $ 1.68                 1,785,000                  $ 1.67               2004 - 2007
        $11.25 - $28.38                   224,000                  $24.40               2004 - 2005
                                  -----------------------

                                        8,769,000                  $ 1.33
                                  =======================


(9) STOCK OPTION PLANS

      In 1999, the Company adopted the 1999 Stock Option Plan that replaced all then outstanding option plans. Under the 1999 Stock Option Plan, all options issued under prior plans were recognized as issued and outstanding under the original terms granted. The Company had originally reserved 4,000,000 shares of Common Stock for issuance under the 1999 Stock Option Plan.

      In February 2000, the Company amended the 1999 Stock Option Plan to create the 1999 Amended and Restated Incentive and Nonqualified Stock Option Plan (the "1999 Plan"). The 1999 Plan increased the shares of Common Stock reserved for issuance from 4,000,000 to 5,500,000. The Company's stockholders approved the 1999 Plan in May 2000. The 1999 Plan provides for the issuance of incentive stock options, which are intended to qualify under section 422 of the Internal Revenue Service Code, "non-qualified stock options and restricted stock grants." The granting of incentive stock options is subject to the limitations as set forth in the 1999 Plan. Directors, officers, employees and consultants are eligible to receive grants under the 1999 Plan. A committee selected by the Company's Board of Directors has the authority to approve option grants and the terms, which include the option price and the vesting terms. Options granted under the 1999 Plan expire after a ten-year period and are subject to acceleration upon the occurrence of certain events.

      In September 2000, the Board of Directors adopted the 2000 Nonqualified Stock Option Plan (the "2000 Plan"). The 2000 Plan reserved for issuance 5,000,000 shares of the Company's Common Stock. The 2000 Plan authorizes the Board of Directors to issue nonqualified stock options as provided in section 422 of the Internal Revenue Code, "restricted stock and stock appreciation rights". Only employees, including officers, of the Company and its subsidiaries are eligible to receive grants under the 2000 Plan. A committee selected by the Company's Board of Directors has the authority to approve option grants and the terms, which include the option price and the vesting terms. Options granted under the 2000 Plan expire after a ten-year period and are subject to acceleration upon the occurrence of certain events.

      The following table summarizes the stock option activity under all plans:

                                                                               Weighted
                                                                               Average
                                                                Options        Exercise
                                                                Granted         Price
                                                               -----------     --------
          Outstanding January 1, 2002 ....................      7,253,000      $   4.97

                Granted ..................................      2,906,000          0.31
                Canceled .................................     (3,876,000)         6.76
                                                               -----------

          Outstanding December 31, 2002 ..................      6,283,000          1.71

                Granted ..................................      1,201,000          0.65
                Exercised ................................     (2,580,000)         0.54
                Canceled .................................       (557,000)         6.63
                                                               -----------

          Outstanding at December 31, 2003 ...............      4,347,000      $   1.52
                                                               ===========

          Exercisable at December 31, 2002 ...............      4,279,000      $   2.16
                                                               ===========

          Exercisable at December 31, 2003 ...............      3,477,000      $   1.73
                                                               ===========

          Options available for grant at December 31, 2003      2,280,000
                                                               ===========

      The following table summarizes information about stock options outstanding as of December 31, 2003:


                                                       Options Outstanding                               Options Exercisable
                                 ---------------------------------------------------------------  ----------------------------------
                                                                              Weighted Average
                                                           Weighted              Remaining                               Weighted
         Range of                     Number                Average           Contractual Life         Number             Average
     Exercise Prices                of Shares            Exercise Price          (in years)           of Shares          Exercise
   ---------------------------------------------------------------------------------------------  ----------------------------------
     $ 0.10 - $ 0.46                 2,236,000              $  0.35                 8.6                1,554,000         $  0.35
     $ 0.60 - $ 0.88                   925,000                 0.80                 7.1                  875,000            0.80
     $ 1.25 - $ 2.25                   372,000                 1.50                 8.7                  236,000            1.60
     $ 2.27 - $ 3.88                   596,000                 2.81                 6.8                  594,000            2.81
     $10.63 - $11.81                   157,000                11.59                 6.1                  157,000           11.59
     $12.25 - $25.00                    61,000                16.71                 5.6                   61,000           16.71
                                  -----------------                                                 ----------------

                                     4,347,000              $  1.52                 7.93               3,477,000         $  1.73
                                  =================                                                 ================


      Non-cash stock based compensation of $60,000 and $16,000 were charged to operations for the years ended December 31, 2003 and 2002, respectively, and represents warrants to purchase shares of Common Stock granted to certain consultants in both 2003 and 2002.

                             ON2 TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


(10) EMPLOYEE STOCK PURCHASE PLAN

      In February 2001, the Board of Directors adopted the 2001 Employee Stock Purchase Plan ("ESPP"). The ESPP provided eligible employees of the Company the opportunity to apply a portion of their after tax compensation to the purchase of shares of the Company's Common Stock at a 15% discount from market value. The Company reserved 4,000,000 authorized but unissued shares of Common Stock for issuance under the ESPP. The ESPP was approved at the Company's Annual Meeting of Shareholders in May 2001. The Company issued 61,000 shares of Common Stock under the ESPP during the year ended December 31, 2002. The Company cancelled the ESPP during 2002.

(11) RESTRUCTURING CHARGES

      Cost Curtailment and Restructuring Charges

      In August 2002, the Board approved a plan to relocate the Company's offices from New York City and consolidate operations in the Albany, New York area for the purpose of reducing the Company's operating expenses and the Company terminated its building lease in New York City. In addition, the Company reduced its staff. The accompanying financial statements include restructuring and cost curtailment charges of $581,000 for the year ended December 31, 2002 which reflects $113,000 of severance for terminated employees, $172,000 of lease termination penalties, $289,000 related to the abandonment of fixed assets at the vacated premises and $7,000 of relocation costs.

(12) COMMITMENTS AND CONTINGENCIES

      (a) Operating Leases

      In August 2002, the Company terminated the building lease in New York City where its principal offices had been located and incurred termination penalties of $172,000. The Company moved its principal offices to the Albany, New York area in order to reduce operating costs.

      The Company has entered into several non-cancelable leases, primarily related to the rental of certain facilities and equipment. Future minimum lease payments, by year and in the aggregate, under material operating leases with initial or remaining terms in excess of one year consisted of the following at December 31, 2003:

          Year ended December 31,                              Amount
                                                              --------

          2004 ........................................       $177,000
          2005 ........................................        73,000
                                                              --------

               Total minimum lease payments ...........       $250,000
                                                              ========

      Rent expense under operating leases was approximately $127,000 and $408,000 for the years ended December 31, 2003 and 2002, respectively.

      (b) Employment Agreements

      The Company maintains employment agreements, expiring at various intervals, with three executives of the Company. The employment agreements provide for a minimum salary, incentive compensation and certain benefits, among other items.

                             ON2 TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


(12) COMMITMENTS AND CONTINGENCIES (continued)

      (c) Litigation

      The Company sued Ecoin Co. Ltd. ("Ecoin") on April 30, 2001 in the United States Court for the Southern District of New York. Our complaint alleged breach of contract arising from the failure of Ecoin to pay approximately $400,000 owed to On2 under a Technology License and Reseller Agreement that On2 and Ecoin entered into in February 2001. Ecoin counterclaimed in December 2001 for an amount to be determined at trial, but in no event less than $100,000, alleging fraudulent inducement and demanding rescission. In April 2002 the Company entered into a settlement agreement with Ecoin Co. Ltd. in connection with the litigation, pursuant to which Ecoin agreed to pay a total of $225,000 to the Company in exchange for a mutual release of all past claims between the parties. The Company received the final payment of $75,000 in May 2003.

      From time to time the Company has been named in other claims arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

      (d) Other Matters

      In July 2001, the Company entered into a Software Development and License Agreement with Real as its exclusive delivery platform for streamed content over the internet. The Company agreed to develop software plug-ins in order to incorporate the technologies of the Company and Real and to license its compression technology for use in Real's media delivery products and services for a four-year term. In order for the Company to develop the plug-ins described in the agreement, Real was to provide certain development software and fulfill certain other obligations. The Company believes that Real failed to deliver such software and perform such other obligations. During 2002, the Company notified Real that it had terminated the agreement. Real has disputed the Company's right to terminate the agreement and further claimed that the Company was in breach of the agreement. The Company responded by reiterating its position and has not had any subsequent contacts or discussions with Real. The Company believes that it had the right to terminate the agreement based on the nonperformance of Real. However, because the arrangement with Real was exclusive in certain respects, should it be determined that the termination was not effective, the Company could be restricted from supporting other software platforms, including certain components of the Company's software platform which have generated and are expected to continue to generate revenue under arrangements with customers. The accompanying financial statements do not include any provision for the outcome of this matter, which could have a material adverse effect on the Company's business and financial condition.

      During 2003, the Company licensed its software to a customer and received 468,750 unregistered common shares of the customer's common stock and recognized revenue for the then fair value of $150.000. The common shares were received in January, 2004. The Company has "piggy back" registration rights, and after nine-months from the sale, demand registration rights.

                             ON2 TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


(13) RELATED PARTY TRANSACTIONS

      During the years ended December 31, 2003 and 2002, the Company retained a law firm to perform certain legal services on its behalf and incurred approximately $56,000 and $178,000, respectively, for such legal services. A member of the board of directors is a partner at the law firm.

      During the years ended December 31, 2003 and 2002, the Company retained a consulting firm to facilitate entering into a contract with a customer and incurred approximately $108,000 and $4,000, respectively, for such services. A consultant at the consulting firm became a director in August, 2003.