Form 10QSB
period 2004-03-31
ON2 TECHNOLOGIES INC
filed 2004-05-13
CIK 1045280

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 2004.

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the transition period from ____ to ____.

Commission file number 1-15117.

                             ON2 TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                        84-1280679
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
   incorporation or organization)

21 Corporate Drive, Suite 103, Clifton Park, New York                     12065
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


--------------------------------------------------------------------------------
         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    |X|  Yes    |_|  No

--------------------------------------------------------------------------------
                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

--------------------------------------------------------------------------------
         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. |_| Yes |_| No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

The number of shares of the Registrant's Common Stock, par value $0.01 ("Common Stock"), outstanding as of May 12, 2004 was 76,586,147.

Transitional Small Business Disclosure Format (Check one):  |_| Yes     |X| No

                                TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

                                                                                                               Page
Item 1.  Consolidated Financial Statements.

Condensed Consolidated Balance Sheets at March 31, 2004 (unaudited) and December 31, 2003......................  4
Unaudited Condensed Consolidated Statements of Operations,
  Three Months Ended March 31, 2004 and 2003...................................................................  5
Unaudited Condensed Consolidated Statements of Cash Flows
  Three Months Ended March 31, 2004 and 2003...................................................................  6
Notes to Unaudited Condensed Consolidated Financial Statements.................................................  8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations................. 11

Item 3.  Controls and Procedures............................................................................... 19

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings..................................................................................... 19

Item 6.  Exhibits and Reports on Form 8-K...................................................................... 20

Signatures..................................................................................................... 21

Certifications................................................................................................. 22

                         PART I -- FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                             ON2 TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 March 31,       December 31,
                                                                                   2004              2003
                                                                               -------------     -------------
                                                                                (unaudited)
                                 ASSETS
Current assets:

  Cash and cash equivalents ...............................................    $   2,668,000     $   2,963,000
  Marketable equity securities ............................................           89,000
  Accounts receivable .....................................................          808,000           826,000
  Prepaid and other current assets ........................................          120,000           164,000
                                                                               -------------     -------------
     Total current assets .................................................        3,685,000         3,953,000

Property and equipment, net ...............................................          139,000           149,000
Other assets ..............................................................           28,000            26,000
                                                                               -------------     -------------
     Total assets .........................................................    $   3,852,000     $   4,128,000
                                                                               =============     =============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts payable ........................................................    $      86,000     $     119,000
  Accrued expenses ........................................................          173,000           221,000
  Deferred revenue ........................................................          427,000            30,000
  Term-loan ...............................................................            5,000            63,000
                                                                               -------------     -------------
     Total current liabilities ............................................          691,000           433,000

Convertible debentures ....................................................          413,000           409,000
                                                                               -------------     -------------

      Total liabilities

Commitments and contingencies .............................................        1,104,000           842,000

Stockholders' equity:

  Preferred stock .........................................................           56,000            56,000
  Common stock ............................................................          753,000           741,000
  Additional paid-in capital ..............................................      111,139,000       110,229,000

  Accumulated other comprehensive loss ....................................            5,000           (18,000)
   Deferred compensation ..................................................         (760,000)
  Accumulated deficit .....................................................     (108,445,000)     (107,722,000)
                                                                               -------------     -------------
    Total stockholders' equity ............................................        2,748,000         3,286,000
                                                                               -------------     -------------
    Total liabilities and stockholders' equity ............................    $   3,852,000     $   4,128,000
                                                                               =============     =============


      See accompanying notes to condensed consolidated financial statements

                             ON2 TECHNOLOGIES, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                Three Months Ended March 31,
                                                                               -------------------------------
                                                                                    2004              2003
                                                                               -------------     -------------
Revenue ...................................................................    $     594,000     $   1,283,000

Operating expenses:

     Cost of revenue ......................................................          342,000           404,000
     Research and development .............................................          250,000           325,000
     Sales and marketing ..................................................          113,000            85,000
     General and administrative ...........................................          538,000           621,000
                                                                               -------------     -------------
Total operating expenses ..................................................        1,243,000         1,435,000
                                                                               -------------     -------------
Loss from operations ......................................................         (649,000)         (152,000)

Interest and other expense, net ...........................................          (73,000)          (15,000)
                                                                               -------------     -------------
Loss before provision for income taxes ....................................         (722,000)         (167,000)

Provision for income taxes ................................................            1,000             2,000
                                                                               -------------     -------------
Net loss ..................................................................    $    (723,000)    $    (169,000)
                                                                               =============     =============
Basic and diluted net loss per common share ...............................    $       (0.01)    $       (0.00)
                                                                               =============     =============
Weighted average basic and diluted common
  shares outstanding ......................................................       74,619,000        59,608,000
                                                                               =============     =============


      See accompanying notes to condensed consolidated financial statements

                             ON2 TECHNOLOGIES, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Three Months Ended March 31,
                                                                              --------------------------------
                                                                                   2004              2003
                                                                               -------------     -------------
Cash flows from operating activities:

  Net loss ................................................................    $    (723,000)    $    (169,000)

    Adjustments to reconcile net loss to net cash used in
      operating activities:
     Equity based compensation ............................................           95,000             7,000
     Dividends paid in common stock .......................................
     Depreciation and amortization ........................................           27,000           250,000
     Amortization of debt discount ........................................            4,000             6,000
     Unrealized loss on marketable equity securities ......................           61,000                --

   Changes in operating assets and liabilities:
     Accounts receivable, net .............................................          279,000          (662,000)
     Prepaid and other current assets .....................................           44,000           (22,000)
     Other assets .........................................................           (2,000)               --
     Accounts payable and accrued expenses ................................          (81,000)          (49,000)
     Deferred revenue .....................................................          (14,000)            3,000

Net cash used in operating activities .....................................         (310,000)         (636,000)
                                                                               -------------     -------------

Cash flows from investing activities:

  Purchases of property and equipment .....................................          (17,000)           (3,000)
                                                                               -------------     -------------
Net cash used in investing activities .....................................          (17,000)           (3,000)
                                                                               =============     =============

Cash flows from financing activities:

  Principal payments on capital lease obligations .........................                             (1,000)
  Principal payments on term-loan .........................................          (58,000)
  Proceeds from the sale of common stock ..................................                            600,000
  Purchase of common stock warrants .......................................                            (42,000)
  Proceeds from exercise of common stock options and warrants .............           67,000            13,000
                                                                               -------------     -------------
Net cash provided by financing activities .................................            9,000           570,000
                                                                               -------------     -------------
Net change in cash and cash equivalents ...................................         (318,000)          (69,000)

Effect of exchange rate changes on cash and cash equivalents ..............           23,000            (1,000)

Cash and cash equivalents, beginning of period ............................        2,963,000           553,000
                                                                               -------------     -------------
Cash and cash equivalents, end of period ..................................    $   2,668,000     $     483,000
                                                                               =============     =============

                             ON2 TECHNOLOGIES, INC.
      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


SUPPLEMENTAL  DISCLOSURE  OF CASH FLOW  INFORMATION  AND NON-CASH  INVESTING AND FINANCING ACTIVITIES:

                                                                                Three Months Ended March 31,
                                                                               ------------------------------
                                                                                    2004             2003
                                                                               -------------    -------------
Cash paid during the period for:

   Interest ...............................................................    $       1,000    $       2,000
                                                                               =============    =============
   Taxes ..................................................................    $       1,000    $       2,000


                                                                               =============    =============
 Marketable equity securities received for accounts receivable ............    $     150,000

 Unearned Compensation from the issuance of restricted common stock .......    $     854,000

 Deferred revenue not collected ...........................................    $     411,000

      See accompanying notes to condensed consolidated financial statements

                             ON2 TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)   Description of On2 Technologies, Inc.

      On2 Technologies, Inc. ("On2" or the "Company") is a leading video compression technology firm. The Company has developed its proprietary technology platform and video compression/decompression software ("codec") to deliver high-quality video at the lowest possible data rates to intra- and internets, such as set-top boxes, the Internet and wireless devices. The Company offers a suite of products and professional services that encompass its proprietary compression technology. The Company's professional service offerings include customized engineering and consulting services and high-level video encoding. In addition, the Company licenses its software products for use with video delivery platforms.

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

(2)   Basis of Presentation

      The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

      The interim condensed consolidated financial statements are unaudited. However, in the opinion of management, the interim data include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the consolidated results for the interim periods. The condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principals generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures included herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company's Form 10-KSB Report filed with the SEC on March 30, 2004.

(3)   Stock-Based Compensation

      Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" encourages the use of the fair value based method of accounting for stock-based employee compensation. Alternatively, SFAS No.123 allows entities to continue to apply the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations and provide pro forma disclosures of net income (loss) and earnings (loss) per share, as if the fair value based method of accounting had been applied to employee awards. The Company has elected to continue to apply the provisions of APB Opinion 25 and provide the disclosures required by SFAS No. 123 and SFAS No. 148, "Accounting for Stock-Based

Compensation - Transition and Disclosure". The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all awards.

                                                                    Three months ended, March 31,
                                                                    ----------------------------
                                                                        2004            2003
                                                                    -----------     -----------
      Reported net loss attributable to common stockholders         $  (723,000)    $  (169,000)
      Stock-based employee compensation determined under
      the fair value-based method                                      (201,000)       (153,000)
                                                                    -----------     -----------
      Pro forma net loss                                            $  (924,000)    $  (322,000)
                                                                    ===========     ===========
      Loss per common share (basic and diluted):
          As reported                                                 $   (0.01)      $   (0.00)
                                                                      =========       =========
          Pro forma                                                   $   (0.01)      $   (0.01)
                                                                      =========       =========

      During the three months ended March 31, 2004 the Company granted 890,000 shares of restricted common stock to its employees and directors as incentive compensation. The stock vests on December 1, 2004 and the total compensation expense of $854,000 will be amortized over the nine-month vesting period. The company recorded compensation expense of $95,000 for the quarter ended March 31, 2004.

(4)   Marketable Equity Securities

      During the three months ended March 31, 2004 the Company received 469,000 shares of a customer's publicly traded common stock with a market value of $150,000 in payment of an outstanding account receivable pursuant to a December 2003 license agreement. The market value on March 31, 2004 declined to $89,000 and the Company recorded an expense for $61,000 as unrealized loss on marketable equity securities. The Company's chief executive officer became a director of this company.

(5)   Beijing E-world

      In June 2003 On2 entered into two source code license and software distribution agreements with Beijing E-World Technology Co., Ltd ("E-world"). The two separate license arrangements granted E-World rights to use On2's source code in its video disk (EVD) and high definition television (HDTV) products and in its non-EVD/HDTV products.

      The EVD/HDTV agreement provides that E-World will pay On2 $50,000 within 10 days of the effective date of the agreement and also establishes royalty rates for each unit manufactured. The arrangement provides that, beginning in the first calendar quarter of 2004 and continuing through the last quarter of 2005, E-world will pay On2 certain minimum amounts based on anticipated numbers of units to be manufactured in the relevant quarters (with excess actual units manufactured in 2004 reducing the subsequent year's minimum obligation). The total two-year minimum royalty value due to On2 is approximately $4,900,000. Nonrefundable payments for royalties, including minimum royalties, are payable quarterly, beginning with the quarter ending March 31, 2004.

      The non-EVD/HDTV arrangement provides that E-World will pay On2 $250,000 within 10 days of the effective date of the agreement, $400,000 upon completion of the Initial Port (porting of the Encoder and Decoder to the Chips by E-World) and $350,000 within 6 months of completion of the Initial Port. The non-EVD/HDTV license arrangement also provides that, beginning in the first calendar quarter of 2004 and continuing through the last quarter of 2005, E-world will pay On2 certain minimum amounts based on anticipated numbers of units to be manufactured in the relevant quarters (with excess actual units manufactured in 2004 reducing the subsequent year's minimum obligation). The total two-year minimum royalty value to On2 for the non-EVD HDTV license is approximately $100,000. Nonrefundable payments for royalties, including minimum royalties, are payable quarterly beginning with the quarter ending March 31, 2004.

      The initial payments aggregating $300,000 were received in June 2003.

      Beyond the licensing of the software, On2 will provide E-World with phone and email source code porting, optimization and integration technical support for a period of 24 months at no additional charge. E-World can elect to receive an additional 12 months of technical support for an additional $37,500 under each of the two arrangements.

      The Company did not recognize as revenue $411,000 from minimum royalty payments for the quarter ended March 31, 2004 that it believes are due from E-World under the license agreements, because E-world has not yet paid this sum. On2 has begun an arbitration proceeding in London against E-world as provided for in the license agreements. The Company has consulted with attorneys in New York and Beijing and believes that it is likely that it will prevail in the arbitration, and that any judgment in the arbitration proceeding will be enforceable in China, which is a signatory to the New York Convention on enforcement of foreign arbitration awards. However, the Company has decided to defer revenue recognition for the March 31, 2004 quarterly minimum royalties. In addition, the Company also believes that the $750,000 source code fees are due and payable because E-World has not made reasonable best efforts to complete the Initial Port as provided for under the contract.

      Under its agreements with E-World, as amended during the quarter ended December 31, 2003, On2 has agreed to pay to E-world a portion of royalties that the Company receives from sales to other customers in China. Cost of revenue for the quarter ended March 31, 2004 includes $47,000 paid to E-World.

(6)   Customer concentration

      For the three months ended March 31, 2004, four customers accounted for 25%, 23%, 21% and 12% of revenues. For the three months ended March 31, 2003, three customers accounted for 47%, 26% and 19% of the revenues.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      This document  contains  forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance and are not statements of historical fact. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "assume, ""believe," "estimate," "predict," "potential," "objective," "forecast," "goal" or
"continue," the negative of such terms, their cognates, or other comparable terminology. These statements are only predictions, and actual events or results may differ materially. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements, and in all cases, such statements are subject to the Company's ability to secure additional financing or to increase revenues to support its operations. We believe that we have sufficient funds and will generate sufficient funds to finance our operations for the next 12 months. There is no assurance that additional funds will not be required to support our operations. In this regard, the business and operations of the Company are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements contained in this Form 10-QSB. You should consider the material presented in this Form 10-QSB in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors That May Affect Future Operating Results" in the Company's Form 10-KSB for the year ended December 31, 2003

      The inclusion of the forward-looking statements should not be regarded as a representation by the Company, or any other person, that such forward-looking statements will be achieved. We undertake no duty to update any of the forward-looking statements, whether as a result of new information, future events or otherwise. In light of the foregoing, readers are cautioned not to place undue reliance on the forward-looking statements contained in this report.

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

     We offer the following suite of products and services that incorporate our proprietary compression technology:

PRODUCTS                     o  video codecs;
                             o  audio codecs; and
                             o encoding and server software, for use with video delivery platforms

SERVICES                     o  customized engineering and consulting
                                services;
                             o  technical support; and
                             o  high-level video encoding


      Our customers use our products and services chiefly to provide the following video-related products and services to end users:

       TYPE OF CUSTOMER APPLICATION                               EXAMPLES
       ----------------------------                               --------
Video and Audio Distribution over           o  providing video-on-demand services to residents
Proprietary Networks                           in multi-dwelling units (MDUs)
                                            o  video surveillance

Consumer Electronic Devices                 o  digital video players
                                            o  digital video recorders

Wireless Applications                       o  delivery of video via satellite
                                            o  providing video to web-enabled cell phones and PDAs

Video and Audio Distribution over           o  video-on-demand
IP-based Networks (Internet)                o  teleconferencing services
                                            o  video instant messaging

      As discussed in greater detail below, we earn revenue chiefly through licensing our software and providing specialized software engineering and consulting services to customers. In addition to license fees, we often charge a royalty fee based on the number of units of the customer's products containing the relevant On2 software products that are sold or distributed. Some of our agreements with customers also require that the customers pay us a percentage of the revenues that they earn from any of their products or services that use our software. Royalties may be subject to guaranteed minimum amounts. We also sell licenses to third-party resellers. In addition, we generally require that customers pay us if they desire to receive any upgrades to our software (e.g., from VP6 to VP7). We charge a fee for engineering and consulting services, based on an estimate of the time it will take our software engineers to provide the services, or an hourly fee for ongoing services such as product support.

      The primary factor that will be critical to our success is our ability to continue to improve on our current video compression software so that it streams the highest-quality video at the lowest transmission rates (bit rate). We believe that our video compression software is highly efficient, allowing customers to stream comparatively good-quality video (compared with our competitors) at low bit rates (i.e., over slow connections) and unsurpassed high resolution video at high bit rates (i.e., over broadband connections). As connection speeds increase, however, the advantage that our highly-efficient software has over competing technology may decrease.

      Another factor that may affect our success is the relative complexity of our video compression software compared with other compression software producing comparable compression rates and image quality. Software with lower complexity can run on a computer chip that is less powerful, and therefore generally less expensive, than would be required to run software that is comparatively more complex. Increased compression rates frequently result in increased complexity. While potential customers desire software that produces the highest possible compression rates while producing the best possible decompressed image, they also desire to keep production costs low by using the lowest-powered and accordingly least expensive chips that will still allow them to perform the processing they require. In addition, in some applications, such as mobile devices, size constraints rather than price issues limit the power of the chips embedded in such devices. Of course, in devices where a great deal of processing power can be devoted to video compression and decompression, the issue of software complexity is less important. In addition, in certain applications, savings in chip costs related to the use of low complexity software may be offset by increased costs (or reduced revenue) stemming from less efficient compression (e.g., increased bandwidth costs).

      One of the most significant recent trends in our business is our increasing reliance on the success of the product deployments of our customers. As referenced above, an increasing number of our license agreements with customers provide for the payment of license fees that are dependent on the number of units of a customer's product incorporating our software that are sold or the amount of revenue generated by a customer from the sale of products or services that incorporate our software. We have chosen this royalty-dependent licensing model because, as a company of only 25 employees, we do not have the product development or marketing resources to develop and market end-to-end video solutions. Instead, our software is primarily intended to be used as a building block for companies that are developing end-to-end video products and/or services. Although we are confident that we have adopted the licensing model most appropriate for a business of our size and expertise, a natural result of this licensing model is that the amount of revenue we generate is highly dependent on the success of our customers' product deployments. If the products of customers with whom we have established per unit royalty or revenue sharing relationships do not generate significant sales, such revenue may not attain significant levels. Conversely, if one or more of such customers' products are widely adopted, our revenues will likely be enhanced.

      Another significant recent trend in our business is the emergence of Microsoft as a principal competitor in the market for digital media creation and distribution technology. Microsoft currently competes with us in the market for digital media servers, players, codecs and other technology and services related to digital distribution of media. Microsoft's commitment to and presence in the media delivery industry has increased. Microsoft distributes its competing streaming encoder, media server, player, tools and digital rights management products by bundling them with its Windows operating systems and servers at no additional cost or otherwise making them available free of charge or at a low cost. Microsoft's practices have caused, and may continue to cause, pricing pressure on our revenue generating products and services and may affect usage of our competing products and formats. Microsoft's anticompetitive practices have led in some cases, and could continue to lead to, longer sales cycles, decreased sales, loss of existing and potential customers and reduced market share. In addition, we believe that Microsoft has used and may continue to use its monopoly position in the computer industry and its financial resources to secure preferential or exclusive distribution, use and bundling contracts for its media delivery technologies and products with third parties, such as ISPs, content delivery networks, content providers, entertainment and media companies, VARs and OEMs, including third parties with whom we have relationships.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      This discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements that have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The preparation of our condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates. The condensed consolidated financial statements and the related notes thereto should be read in conjunction with the following discussion of our critical accounting policies and our Form 10-KSB filed with the SEC on March 30, 2004. Our critical accounting policies and estimates are:

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

      We recognize revenue in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition", as amended by SOP 98-4, "Deferral of the Effective Date of SOP 97-2, Software Revenue Recognition" and SOP 98-9,
"Modification of SOP 97-2 with Respect to Certain Transactions". Under each arrangement, revenues are recognized when a non-cancelable agreement has been signed and the customer acknowledges an unconditional obligation to pay, the products or applications have been delivered, there are no uncertainties surrounding customer acceptance, the fees are fixed and determinable, and collection is considered probable. Revenues recognized from multiple-element software arrangements are allocated to each element of the arrangement based on the fair values of the elements, such as product licenses, post-contract customer support, or training. The determination of the fair value is based on the vendor specific objective evidence available to us. If such evidence of the fair value of each element of the arrangement does not exist, we defer all revenue from the arrangement until such time that evidence of the fair value does exist or until all elements of the arrangement are delivered.

      Our software licensing arrangements typically consist of two elements: a software license and post-contract customer support ("PCS"). We recognize license revenues based on the residual method after all elements other than PCS have been delivered as prescribed by SOP 98-9. We recognize PCS revenues over the term of the maintenance contract or on a "per usage" basis, depending upon the terms of the contract. Vendor specific objective evidence of the fair value of PCS is determined by reference to the price the customer will have to pay for PCS when it is sold separately (i.e. the renewal rate). Each license agreement offers additional PCS at a stated price. Revenue is recognized on a per copy basis for licensed software when each copy of the licensed software purchased by the customer or reseller is delivered. We do not allow returns, exchanges or price protection for sales of software licenses to our customers or resellers, and we do not allow our resellers to purchase software licenses under consignment arrangements.

      When engineering and consulting services are sold together with a software license, the arrangement typically requires customization and integration (porting) of the software into a third party hardware platform. In these arrangements, we require the customer to pay a fixed fee for the engineering and consulting services and generally require a licensing fee in the form of a per-unit royalty. We account for engineering and consulting arrangements in accordance with SOP 81-1, "Accounting for Performance of Construction Type and

Certain Production Type Contracts". When reliable estimates are available for the costs and efforts necessary to complete the engineering or consulting services and those services do not include contractual milestones or other acceptance criteria, we recognize revenue under the percentage of completion contract method based upon input measures, such as hours. When such estimates are not available, we defer all revenue recognition until we have completed the contract and have no further obligations to the customer.

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

      Valuation of goodwill and intangible assets. We evaluate our long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Long-lived assets that are not identified with an impaired asset are reviewed for impairment whenever events or changes in circumstances indicate that the net carrying value of the asset may not be recoverable. In such circumstances, the net carrying value of the asset is compared to the undiscounted future cash flows which that asset is expected to generate..

      SFAS No. 142, "Goodwill and Other Intangible Assets" requires goodwill and other intangible assets with indefinite lives to be tested for impairment at least annually, and written off when impaired, rather than being amortized as previously required.

RESULTS OF OPERATIONS

 Revenue. Revenue for the three months ended March 31, 2004 was $594,000 as compared to $1,283,000 for the three months ended March 31, 2003. Revenue for the three months ended March 31, 2004 and 2003 was derived primarily from engineering and consulting services and the sale of software licenses. For the three months ended March 31, 2004, 81% of the Company's revenue was generated from 4 customers. For the three months ended March 31, 2003, 92% of the Company's revenue was generated from 3 customers.

      Operating expenses

      The Company's operating expenses consist of cost of revenue, research and development, sales and marketing and general and administrative expenses. Operating expenses for the three months ended March 31, 2004, were $1,243,000 as compared to $1,435,000 for the three months ended March 31, 2003.

      Cost of Revenue. Cost of revenue includes personnel and consulting compensation costs, related overhead expenses, bandwidth costs, fees paid for licensed technology, depreciation costs and the amortization of purchased technology (through September 2003). Cost of revenues was $342,000 for the three months ended March 31, 2004 as compared to $404,000 for the three months ended March 31, 2003. The decrease is attributed to approximately $157,000 reduction in amortization of purchased technology partially offset by a $48,000 increase in payments to E-world in connection with generating revenue in China and an increase in personnel and operating costs.

      Research and Development. Research and development expenses primarily consist of salaries and related expenses and consulting fees associated with the development and production of our products and services, operating lease costs and depreciation costs. Research and development expenses for the three months ended March 31, 2004 were $250,000 as compared to $325,000 for the three months ended March 31, 2003. The decrease is primarily attributed to a reduction in compensation and benefits costs. We believe that continued investments in research and development are necessary to maintain our competitive advantage and we will continue to invest in such costs as considered necessary.

      Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related costs of sales, business development and marketing personnel, tradeshow costs, marketing and promotional costs incurred to create brand awareness and public relations expenses. Sales and marketing expenses for the three months ended March 31, 2004, were $113,000 as compared to $85,000 for the three months ended March 31, 2003. The increase is primarily attributed to the increase in compensation and benefits costs due to an increase in headcount. We intend to continue to recruit and hire experienced personnel or consultants, as necessary, to sell and market our products and services.

      General and Administrative. General and administrative expenses consist primarily of salaries and related personnel costs for general corporate functions, facilities, professional fees, insurance and depreciation. General and administrative costs for the three months ended March 31, 2004, were $538,000 as compared to $621,000 for the three months ended March 31, 2003. The decrease is attributable to decreased personnel and depreciation costs. We do not anticipate significant fluctuations in general and administrative expenses in the foreseeable future.

      Interest and other expense, net. Interest and other expense, net was $73,000 for the three months ended March 31, 2004 as compared to $15,000 for the three months ended March 31, 2003. Interest and other expense, net primarily consists of interest paid for capital lease obligations and long-term debt, amortization of debt discount and write down of marketable equity securities. The increase is primarily attributable to a $61,000 write down of marketable equity securities.

      At March 31, 2004, we had approximately 26 full-time employees. We expect to hire employees as necessary in order to attain our strategic objectives.

LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 2004, we had cash reserves of $2,668,000 as compared to $2,963,000 at December 31, 2003. At March 31, 2004 the Company had working capital of $2,994,000 as compared with $3,520,000 at December 31, 2003.

      Net cash used in operating activities was $310,000 and $636,000 for the three months ended March 31, 2004 and 2003, respectively. The decrease in net cash used in operating activities is primarily attributable to an increase in our net operating loss, excluding depreciation and amortization, offset by the change in accounts receivable.

      Net cash used in investing activities was $17,000 and $3,000 for the three months ended March 31, 2004 and 2003, respectively, which reflects a slight increase in the purchase of property and equipment.

      Net cash provided by financing activities was $9,000 and $570,000 for the three months ended March 31, 2004 and 2003, respectively. The sharp decrease is primarily attributable to a decrease of net proceeds received from the issuance of common stock under the Company's Equity Line of Credit.

      We currently have no material commitments for the next 12 months other than those under our operating lease arrangements. These arrangements consist primarily of lease arrangements for our office space in Clifton Park and New York City. The aggregate required payments for the next 12 months under these arrangements are $178,000. Notwithstanding the above, our most significant non-contractual operating costs for the next 12 months are compensation and benefit costs, insurance costs and general overhead costs such as telephone and utilities. During the next 12 months, we anticipate incurring approximately $400,000 per month in cash operating costs.

      Based on our current working capital requirements, management believes additional funding will come from cash positive operating results. Additionally, we may require additional financing to fund revenue growth, develop new technologies or acquire strategic assets. Our management is actively pursuing increases to our net cash flows through increases in revenues. Management believes that increases to operating cash flow, primarily through revenue growth will generate sufficient cash flow to fund our operations for the next 12 months. However, there are no assurances that such matters will be successfully consummated. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors That May Affect Future Operating Results" in the Company's 10-KSB for the year ended December 31, 2003.

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

      None.

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


                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 3, 2004, On2 commenced arbitration against its customer, Beijing E-world. The arbitration is pending in the London Court of International Arbitration and relates to a dispute arising from two license agreements that On2 and E-world entered into in June 2003. Under those agreements, On2 licensed the source code to its video compression (codec) technology to E-world for use in E-world's video disk (EVD) and high definition television (HDTV) products as well as for other non-EVD/HDTV products. The license agreements imposed a number of obligations on E-world, including the requirements that:

      o Commencing in the first calendar quarter of 2004 and continuing through 2005, E-world pay to On2 certain minimum quarterly payments;

      o E-world cause On2's software to be included in a new Chinese national standard for EVD by December 31, 2003; and

      o E-world use best reasonable efforts to have On2's video codec "ported" to (i.e., integrated with) a customized chip to be used in EVD players.

On2's arbitration claim alleges that, despite its obligations under the contract, E-world has:

      o Failed to pay On2 the first quarterly payment of $411,000, which is currently due and owing;

      o     Failed to cause On2's  software to be included in the EVD  standard;
            and

      o Failed to use best reasonable efforts to have On2's video codec ported to a chip.

      On2 has requested that the arbitrator award it $4,992,000 in damages under the contract and grant it further relief as may be just and equitable. E-world has 30 days from the date on which On2 provided it with the arbitration demand and notice of claim to respond, but as of today's date, E-world has not responded.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits

99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K

      The Company filed Form 8-K on February 26, 2004, containing a press release announcing the Company's results of operations for the fourth quarter ending December 31, 2003.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 On2 Technologies, Inc.
                                          --------------------------------------
                                                      (Registrant)



May 13, 2004                              /s/ Anthony Principe
-------------------------------------     --------------------------------------
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


Date:  May 13, 2004          By: /s/ Douglas A. McIntyre
                                 -----------------------------------------------
                                 Douglas A. McIntyre
                                 Chairman, President and Chief Executive Officer

                                 CERTIFICATIONS

     I, Anthony Principe, certify that:

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


Date:  May 13, 2004               By: /s/ Anthony Principe
                                      ------------------------------------------
                                      Anthony Principe
                                      Vice President and Chief Financial Officer