Form 10QSB
period 2004-06-30
ON2 TECHNOLOGIES INC
filed 2004-07-22
CIK 1045280

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2004.

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

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

The number of shares of the Registrant's Common Stock, par value $0.01 ("Common Stock"), outstanding as of July 21, 2004 was 78,086,147.

Transitional Small Business Disclosure Format (Check one):   |_| Yes   |X| No


                                TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION
                                                                                                               Page
                                                                                                               ----
Item 1.  Consolidated Financial Statements.

Condensed Consolidated Balance Sheets at June 30, 2004 (unaudited) and December 31, 2003.......................  4
Unaudited Condensed Consolidated Statements of Operations,
  Three and Six Months Ended June 30, 2004 and 2003............................................................  5
Unaudited Condensed Consolidated Statements of Cash Flows
  Six Months Ended June 30, 2004 and 2003......................................................................  6
Notes to Unaudited Condensed Consolidated Financial Statements.................................................  8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations................. 11

Item 3.  Controls and Procedures............................................................................... 20

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings..................................................................................... 21

Item 4.  Submission of Matters to a Vote of Security Holders................................................... 21

Item 6.  Exhibits and Reports on Form 8-K...................................................................... 22

Signatures..................................................................................................... 22

Certifications................................................................................................. 23



                         PART I -- FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                                                 ON2 TECHNOLOGIES, INC.
                                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   June 30,           December 31,
                                                                                     2004                2003
                                                                                -------------        -------------
                                                                                 (unaudited)
                                    ASSETS

   Current assets:
     Cash and cash equivalents...............................................   $   3,222,000        $   2,963,000
     Marketable equity securities.............................................         82,000
     Accounts receivable, net of allowance for doubtful accounts..............        252,000              826,000
     Prepaid expenses and other current assets................................        186,000              164,000
                                                                                -------------        -------------
        Total current assets..................................................      3,742,000            3,953,000

   Property and equipment, net................................................        139,000              149,000
   Other assets...............................................................        137,000               26,000
                                                                                -------------        -------------
        Total assets.........................................................   $   4,018,000        $   4,128,000
                                                                                =============        =============
                     LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
     Accounts payable........................................................   $      29,000      $       119,000
     Accrued and other liabilities............................................        145,000              221,000
     Deferred revenue.........................................................         97,000               30,000
     Term-loan................................................................        185,000               63,000
     Current portion of capital lease obligations.............................         15,000
                                                                                -------------        -------------
        Total current liabilities.............................................        471,000              433,000

   Capital lease obligations, net of current portion..........................         36,000

   Convertible debentures.....................................................        324,000              409,000

   Commitments and contingencies..............................................

   Stockholders' equity:
     Preferred stock..........................................................         44,000               56,000
     Common stock.............................................................        776,000              741,000
     Additional paid-in                                                           111,209,000          110,229,000
     capital............................................... ..................
     Accumulated other comprehensive loss.....................................          5,000              (18,000)
     Deferred compensation....................................................       (464,000)
     Accumulated deficit......................................................   (108,383,000)        (107,722,000)
                                                                                -------------        -------------
       Total stockholders' equity............................................       3,187,000            3,286,000
                                                                                -------------        -------------
       Total liabilities and stockholders' equity............................   $   4,018,000        $   4,128,000
                                                                                =============        =============

      See accompanying notes to condensed consolidated financial statements


                                                   ON2 TECHNOLOGIES, INC.
                                 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       Three Months Ended                Six Months Ended
                                                                             June 30,                        June 30,
                                                                       2004             2003           2004            2003
                                                                    -----------     -----------     -----------     -----------

Revenue ........................................................   $  1,570,000    $    827,000    $  2,164,000    $  2,110,000

Operating expenses:
     Cost of revenue (1)........................................        335,000         438,000         677,000         842,000
     Research and development (2)...............................        206,000         291,000         448,000         616,000
     Sales and marketing (2)....................................        121,000         107,000         231,000         192,000
     General and administrative (2).............................        596,000         562,000       1,067,000       1,176,000
     Equity-based compensation:
         Research and development...............................         22,000                          30,000
         Sales and marketing....................................          6,000                           9,000
         General and administrative.............................        194,000                         261,000           7,000
                                                                    -----------     -----------     -----------     -----------
Total operating expenses........................................      1,480,000       1,398,000       2,723,000       2,833,000
                                                                    -----------     -----------     -----------     -----------

Income (loss) from operations ..................................         90,000        (571,000)       (559,000)       (723,000)

Interest and other income (expense), net .......................        (26,000)         57,000         (99,000)         42,000
                                                                    -----------     -----------     -----------     -----------

Income (loss) before provision for income taxes ................         64,000        (514,000)       (658,000)       (681,000)

Provision for income taxes .....................................          2,000           4,000           3,000           6,000
                                                                    -----------     -----------     -----------     -----------

Net income (loss) ..............................................   $     62,000    $   (518,000)   $   (661,000)   $   (687,000)
                                                                   ============    ============    ============    ============

Basic and diluted net income (loss) per common share ...........   $        0.0    $      (0.01)   $      (0.01)   $      (0.01)
                                                                   ============    ============    ============    ============
  Weighted average common shares outstanding:
  Basic ........................................................     76,629,000      62,956,000      75,701,000      61,291,000
                                                                   ============    ============    ============    ============
  Fully diluted ................................................     83,780,000      62,956,000      75,701,000      61,291,000
                                                                   ============    ============    ============    ============


(1) Includes equity-based compensation of $54,000 and $71,000 for the three and six months ended June 30, 2004.

(2) Excludes equity-based compensation, which is presented separately.

 See accompanying notes to unaudited condensed consolidated financial statements


                                                ON2 TECHNOLOGIES, INC.
                               UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Six Months Ended June 30,
                                                                                  --------------------------
                                                                                      2004          2003
                                                                                  -----------    -----------
 Cash flows from operating activities:
  Net .........................................................................   $  (661,000)   $  (687,000)
  loss
    Adjustments to reconcile net loss to net cash used in operating activities:
     Equity based compensation ................................................       371,000          7,000
     Depreciation and .........................................................        60,000        476,000
     amortization
     Writeoff of fixed ........................................................        18,000
     assets
     Amortization of debt discount ............................................        15,000         11,000
     Unrealized loss on marketable equity securities ..........................        68,000             --
   Changes in operating assets and liabilities:
     Accounts receivable ......................................................       424,000       (549,000)
     Prepaid expenses and other assets ........................................      (133,000)       (90,000)
     Accounts payable accrued expenses and other liabilities ..................      (166,000)      (157,000)
     Deferred revenue .........................................................        67,000         60,000
                                                                                  -----------    -----------

Net cash provided by (used) in operating activities ...........................        63,000       (929,000)
                                                                                  -----------    -----------
Cash flows from investing activities:

  Purchases of property and equipment .........................................       (15,000)       (17,000)
                                                                                  -----------    -----------

Net cash used in investing activities .........................................       (15,000)       (17,000)
                                                                                  -----------    -----------
Cash flows from financing activities:

  Principal payments on capital lease obligations .............................        (2,000)        (2,000)
  Purchase of common stock warrants ...........................................                      (42,000)
  Proceeds from term-loan, net of repayments ..................................       123,000
  Proceeds from the sale of common stock ......................................                    1,313,000
  Proceeds from exercise of common stock options ..............................        67,000        137,000
                                                                                  -----------    -----------

Net cash provided by financing activities .....................................       188,000      1,406,000
                                                                                  -----------    -----------
Net change in cash and cash equivalents .......................................       236,000        460,000

Effect of exchange rate changes on cash and cash equivalents ..................        23,000         (1,000)

Cash and cash equivalents, beginning of period ................................     2,963,000        553,000
                                                                                  -----------    -----------
Cash and cash equivalents, end of period ......................................   $ 3,222,000    $ 1,012,000
                                                                                  ===========    ===========


                                             ON2 TECHNOLOGIES, INC.
                        UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (CONTINUED)

      SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES:

                                                                                                 Six Months Ended June 30,
                                                                                             ----------------------------------
                                                                                                 2004                 2003
                                                                                             --------------      --------------

 Cash paid during the period for:
    Interest...............................................................................  $        3,000      $        5,000
                                                                                             ==============      ==============
    Taxes..................................................................................  $        2,000      $        6,000
                                                                                             ==============      ==============
  Acquisition of fixed assets under capital leases.........................................  $       53,000
                                                                                             ==============
  Conversion of debentures into shares of common stock.....................................  $      100,000
                                                                                             ==============
  Conversion of preferred stock into shares of common stock................................  $       12,000
                                                                                             ==============
  Marketable equity securities received for accounts receivable............................  $      150,000
                                                                                             ==============
  Unearned compensation from the issuance of restricted common stock, net of forfeiture ...  $      835,000
                                                                                             ==============


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

(2) Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

      The interim condensed consolidated financial statements are unaudited. However, in the opinion of management, the interim data include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the consolidated results for the interim periods. The condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principals generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures included herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB filed with the SEC on March 30, 2004.

(3) Stock-Based Compensation

      Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" encourages the use of the fair value based method of accounting for stock-based employee compensation. Alternatively, SFAS No.123 allows entities to continue to apply the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations and provide pro forma disclosures of net income (loss) and earnings (loss) per share, as if the fair value based method of accounting had been applied to employee awards. The Company has elected to continue to apply the provisions of APB Opinion 25 and provide the disclosures required by SFAS No. 123 and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". The following table illustrates the effect on net income (loss) and earnings (loss) per share if the fair value based method had been applied to all awards.


                            Three months ended, June 30,    Six months ended, June 30,
                             --------------------------    ----------------------------
                                 2004          2003           2004            2003
                             -----------    -----------    -----------    -------------

Reported net income (loss)   $    62,000    $  (518,000)   $  (661,000)   $    (687,000)

Stock-based employee
 compensation  determined
 under the fair
 value-based method             (157,000)      (235,000)      (358,000)        (386,000)
                             -----------    -----------    -----------    -------------

Pro forma net loss           $   (95,000)   $  (753,000)   $(1,019,000)   $  (1,073,000)
                             ===========    ===========    ===========    =============
Loss per common share
 (basic and diluted):

    As reported              $      0.00    $     (0.01)   $     (0.01)   $       (0.01)
                             ===========    ===========    ===========    =============

    Pro forma                $      0.00    $     (0.01)   $     (0.01)   $       (0.02)
                             ===========    ===========    ===========    =============


      During 2004 the company granted restricted stock to its employees and directors as compensation. The company issued 870,000 shares of its common stock, net of forfeitures of 20,000 shares, with a fair value of $835,000. The restricted stock vests over a period of nine months and requires the employee/director to be employed/affiliated with the company on the vesting date. The related compensation expense of $276,000 and $371,000 for the three and six months ended June 30, 2004, respectively, is included in the determination of reported net income (loss) for those periods.

(4) Marketable Equity Securities

      During the first quarter of 2004 the Company received 469,000 shares of a customer's publicly traded common stock with a market value of $150,000 in payment of an outstanding account receivable pursuant to a December 2003 license agreement. The market value on June 30, 2004 declined to $82,000 and the Company recorded an expense of $7,000 and $68,000 for the three and six months ended June 30, 2004 as unrealized loss on marketable equity securities. During 2004 the Company's chief executive officer became a director of this company.

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

      The accompanying condensed consolidated financial statements do not reflect $822,000 for minimum royalties for the six months ended June 30, 2004. Management believes these payments are due from E-World under the license agreements, however E-world has not yet paid this sum. On2 has begun an arbitration proceeding in London against E-world as provided for in the license agreements. The Company has consulted with attorneys in New York and Beijing and believes that it is likely that it will prevail in the arbitration, and that any judgment in the arbitration proceeding will be enforceable in China, which is a signatory to the New York Convention on enforcement of foreign arbitration awards. In addition, the Company also believes that the $750,000 source code fees are due and payable because E-World has not made reasonable best efforts to complete the Initial Port as provided for under the contract.

      Under its agreements with E-World, as amended during the quarter ended December 31, 2003, On2 has agreed to pay to E-world a portion of royalties that the Company receives from sales to other customers in China. Cost of revenue for the six months ended June 30, 2004 includes $47,000 paid to E-World.

(6) Customer concentration

      For the three months ended June 30, 2004, one customer accounted for 92% of revenue. For the six months ended June 30, 2004, one customer accounted for 67% of revenue. Three customers accounted for 91% of revenue and three customers accounted for 77% of revenue for the three and six months ended June 30, 2003, respectively.

(7) Term-loan

      During 2004 the company financed certain insurance policies using a term-loan. The principal balance is $185,000 as of June 30, 2004 and bears interest at a rate of 4.95% with a term of nine months with the first payment due in July 2004.

(8) Conversion of Series A Secured Convertible Debentures

      During the second quarter of 2004 a holder of the Company's Series A secured Convertible Debentures converted $100,000 of par value debentures into common stock. The Company issued 893,000 shares of common stock in exchange for the debentures.

(9) Conversion of Preferred Stock

      During the second quarter of 2004 the holder of Series C-V and C-VI preferred stock converted the preferred stock into shares of common stock. The conversion consisted of 364,000 shares of Series C-V into 500,000 shares of the Company's common stock and the conversion of 840,000 shares of Series C-VI preferred stock into 900,000 shares of the Company's common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      This document  contains  forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance and are not statements of historical fact. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "assume," "believe," "estimate," "predict," "potential," "objective, " "forecast," "goal" or
"continue," the negative of such terms, their cognates, or other comparable terminology. These statements are only predictions, and actual events or results may differ materially. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements, and in all cases, such statements are subject to the Company's ability to secure additional financing or to increase revenues to support its operations. We believe that our existing funds and funds that we expect to generate will be sufficient to finance our operations for the next 12 months. There is no assurance that additional funds will not be required to support our operations. In this regard, the business and operations of the Company are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements contained in this Form 10-QSB. You should consider the material presented in this Form 10-QSB in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors That May Affect Future Operating Results" in the Company's Form 10-KSB for the year ended December 31, 2003.

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

      We offer the following suite of products and services that incorporate our proprietary compression technology:


PRODUCTS                     o        video codecs;
                             o        audio codecs; and
                             o        encoding and server software, for
                                      use with video delivery platforms

SERVICES                     o        customized engineering and
                                      consulting services;
                             o        technical support; and
                             o        high-level video encoding


      Our customers use our products and services chiefly to provide the following video-related products and services to end users:

TYPE OF CUSTOMER APPLICATION                               EXAMPLES

Video and Audio Distribution over           o        providing video-on-demand services to
Proprietary Networks                                 residents in multi-dwelling units (MDUs)
                                            o        video surveillance

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

      The primary factor that will be critical to our success is our ability to continue to improve on our current video compression software so that it streams the highest-quality video at the lowest transmission rates (bit rate). We believe that our video compression software is highly efficient, allowing customers to stream comparatively good-quality video (compared with our competitors) at low bit rates (i.e., over slow connections) and unsurpassed high-resolution video at high bit rates (i.e., over broadband connections). As connection speeds increase, however, the advantage that our highly-efficient software has over competing technology may decrease.

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

      One of the most significant recent trends in our business is our increasing reliance on the success of the product deployments of our customers. As referenced above, an increasing number of our license agreements with customers provide for the payment of license fees that are dependent on the number of units of a customer's product incorporating our software that are sold or the amount of revenue generated by a customer from the sale of products or services that incorporate our software. We have chosen this royalty-dependent licensing model because, as a company of only 26 employees, we do not have the product development or marketing resources to develop and market end-to-end video solutions. Instead, our software is primarily intended for use as a building block for companies that are developing end-to-end video products and/or services. Although we are confident that we have adopted the licensing model most appropriate for a business of our size and expertise, a natural result of this licensing model is that the amount of revenue we generate is highly dependent on the success of our customers' product deployments. If the products of customers with whom we have established per unit royalty or revenue sharing relationships do not generate significant sales, such revenue may not attain significant levels. Conversely, if one or more of such customers' products are widely adopted, our revenues will likely be enhanced.

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

Revenue recognition

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

      We recognize revenue in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition", as amended by SOP 98-4, "Deferral of the Effective Date of SOP 97-2, Software Revenue Recognition" and SOP 98-9,
"Modification of SOP 97-2 with Respect to Certain Transactions". Under each arrangement, revenues are recognized when a non-cancelable agreement has been signed and the customer acknowledges an unconditional obligation to pay, the products or applications have been delivered, there are no uncertainties surrounding customer acceptance, the fees are fixed and determinable, and collection is considered probable. Revenues recognized from multiple-element software arrangements are allocated to each element of the arrangement based on the fair values of the elements, such as product licenses, post-contract customer support, or training. The determination of the fair value is based on the vendor specific objective evidence available to us. If such evidence of the fair value of each element of the arrangement does not exist, we defer all revenue from the arrangement until such time as evidence of the fair value does exist or until all elements of the arrangement are delivered.

      Our software licensing arrangements typically consist of two elements: a software license and post-contract customer support ("PCS"). We recognize license revenues based on the residual method after all elements other than PCS have been delivered as prescribed by SOP 98-9. We recognize PCS revenues over the term of the maintenance contract or on a "per usage" basis, depending upon the terms of the contract. Vendor specific objective evidence of the fair value of PCS is determined by reference to the price the customer will have to pay for PCS when it is sold separately (i.e. the renewal rate). Each license agreement offers additional PCS at a stated price. Revenue is recognized on a per-copy basis for licensed software when each copy of the licensed software purchased by the customer or reseller is delivered. We do not allow returns, exchanges or price protection for sales of software licenses to our customers or resellers, and we do not allow our resellers to purchase software licenses under consignment arrangements.

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

Results of Operations

Revenue. Revenue for the three months ended June 30, 2004 was $1,570,000 as compared to $827,000 for the three months ended June 30, 2003. Revenue for the six months ended June 30, 2004 was $2,164,000 as compared to $2,110,000 for the six months ended June 30, 2003. Revenue for the three and six months ended June 30, 2004 and 2003 was derived primarily from the sale of software licenses and engineering and consulting services. The Company believes that the increase in revenue is attributed to a wider acceptance of On2's products in both the domestic and foreign market. For the three months ended June 30, 2004, approximately 92% of revenue was generated from the license of software to Macromedia, Inc.

Operating expenses

      The Company's operating expenses consist of cost of revenue, research and development, sales and marketing and general and administrative expenses. Operating expenses for the three months ended June 30, 2004 were $1,480,000 as compared to $1,398,000 for the three months ended June 30, 2003. Operating expenses were $2,723,000 for the six months ended June 30, 2004 as compared to $2,833,000 for the six months ended June 30, 2003.

Cost of Revenue. Cost of revenue includes personnel and consulting compensation costs, related overhead expenses, certain hardware costs, fees paid for licensed technology, depreciation costs and the amortization of purchased technology. Cost of revenue for the three months ended June 30, 2004 was $335,000 as compared to $438,000 for the three months ended June 30, 2003. Cost of revenues for the six months ended June 30, 2004 was $677,000 as compared to $842,000 for the six months ended June 30, 2003. The decrease in expenses for the three and six months ended June 30, 2004 is primarily due to a reduction in amortization of purchased technology that was fully amortized as of the third quarter of 2003, partially offset by equity-based compensation in the three and six month periods ended June 30, 2004.

Research and Development. Research and development expenses, excluding equity-based compensation, primarily consist of salaries and related expenses and consulting fees associated with the development and production of our products and services, operating lease costs and depreciation costs. Research and development expenses for the three months ended June 30, 2004 were $206,000 as compared to $291,000 for the three months ended June 30, 2003. Research and development expenses for the six months ended June 30, 2004 were $448,000 as compared to $616,000 for the six months ended June 30, 2003. The decreases in expenses were primarily attributed to a reduction in compensation and travel costs.

Sales and Marketing. Sales and marketing expenses, excluding equity-based compensation, consist primarily of salaries and related costs of sales, business development and marketing personnel, tradeshow costs, marketing and promotional costs incurred to create brand awareness and public relations expenses. Sales and marketing expenses for the three months ended June 30, 2004 were $121,000 as compared to $107,000 for the three months ended June 30, 2003. Sales and marketing expenses for the six months ended June 30, 2004 were $231,000 as compared to $192,000 for the six months ended June 30, 2003. The increases were primarily attributed to an increase in compensation and benefits costs due to the addition of personnel.

General and Administrative. General and administrative expenses, excluding equity-based compensation, consist primarily of salaries and related personnel costs for general corporate functions including finance, human resources, legal and facilities, outside legal, professional fees and insurance. General and administrative expenses for the three months ended June 30, 2004 were $596,000 as compared with $562,000 for the three months ended June 30, 2003. General and administrative expenses for the six months ended June 30, 2004 were $1,067,000 as compared with $1,176,000 for the six months ended June 30, 2003. The increase for the three month period is primarily due to increases in accrued vacation, benefits, consulting fees and professional fees, offset by decreases in salaries, depreciation and travel and entertainment. The decrease for the six months ended June 30, 2004 was primarily attributable to decreases in salaries, travel and entertainment and depreciation.

Equity-Based Compensation. During 2004 the company granted 870,000 shares of restricted common stock, net of forfeitures of 20,000 shares, to its employees and directors as compensation, which had a fair value of $835,000 on the date of grant. The restricted stock vests over a period of nine months and requires the employee/director to be affiliated with the company on the vesting date. The compensation expense was $276,000 and $371,000 for the three and six months ended June 30, 2004, respectively. Equity-based compensation of $54,000 and $71,000 is included in cost of revenue for the three and six months ended June 30, 2004, respectively. Equity-based compensation of $22,000 and $30,000 relating to research and development, $6,000 and $9,000 relating to sales and marketing and $194,000 and $261,000 relating and general and administrative costs for the three and six months ended June 30, 2004, respectively, have been presented separately.

Interest and other income (expense), net. Interest and other income (expense), net was ($26,000) for the three months ended June 30, 2004 as compared to $57,000 for the three months ended June 30, 2003. Interest and other income (expense), net was ($99,000) for the six months ended June 30, 2004 as compared to $42,000 for the six months ended June 30, 2003. Interest and other income (expense), net primarily consists interest earned money market accounts, interest incurred for capital lease obligations, term-loans and the interest and amortization of debt discount related to the Series A secured convertible debentures. The increase in other expense, net for the three and six months ended June 30, 2004 is primarily attributable to the write down, to market, of the publicly traded stock the company received in the first quarter of 2004 in payment of an outstanding receivable.

      As of June 30, 2004, we had approximately 26 full-time employees.

Liquidity and Capital Resources

      As of June 30, 2004, we had cash reserves and working capital of $3,222,000 and $3,271,000, respectively as compared to $2,963,000 and $3,520,000 at December 31, 2003.

Net cash provided by (used in) operating activities was $63,000 and ($929,000) for the six months ended June 30, 2004 and 2003, respectively. Net cash provided by operating activities for the six months ended June 30, 2004 was primarily attributable to a decrease in accounts receivable of $424,000, equity-based compensation of $371,000, an unrealized loss on marketable equity securities of $68,000, depreciation and amortization of $60,000 and an increase in deferred revenue of $67,000 offset by a net loss of $661,000, an increase in prepaid expenses and other assets of $133,000 and a decrease in accounts payable and accrued expenses of $166,000. Net cash used in operating activities for the six months ended June 30, 2003 was primarily attributable to a net loss of $687,000, an increase in accounts receivable of $549,000 and a decrease in accounts payable and accrued expenses of $157,000, partially offset by depreciation and amortization of $476,000.

      Net cash used in investing activities was $15,000 and $17,000 for the six months ended June 30, 2004 and 2003, respectively, which relates to purchases of property and equipment.

      Net cash provided by financing activities was $188,000 and $1,406,000 for the six months ended June 30, 2004 and 2003, respectively. The decrease primarily relates to a decrease in the proceeds from the sale of common stock under the company's equity line of credit and proceeds received from the exercise of common stock options.

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

      Based on our current working capital requirements, management believes additional funding will come from cash positive operating results. Additionally, we may require additional financing to fund revenue growth, develop new technologies or acquire strategic assets. Our management is actively pursuing increases to our net cash flows through increases in revenues. Management believes that increases to operating cash flow, primarily through revenue growth, will generate sufficient cash flow to fund our operations for the next 12 months. However, there are no assurances that such matters will be successfully consummated. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors That May Affect Future Operating Results" in the Company's 10-KSB for the year ended December 31, 2003.

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

None
ITEM 3. CONTROLS AND PROCEDURES.

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

E-world has responded by denying each of On2's claims and has requested that the arbitrator find that E-world has complied with the terms of the license agreements. E-world has also filed a counterclaim alleging that On2 has breached certain contractual restrictions on public disclosures relating to the license agreements. On2 has responded to E-world's counterclaim by denying the allegation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company's 2004 Annual Meeting of Stockholders was held on May 21, 2004. Represented at the Annual Meeting, either in person or by proxy, were 53,175,904 voting shares. The following actions were taken by a vote of the Company's stockholders at the Annual Meeting:

Messrs. Doug McIntyre, William A. Newman, J. Allen Kosowsky, Tom Weigman, Mike Kopetski, and Michael J. Alfant were elected to serve as members of the Company's Board of Directors. The votes for Messrs. McIntyre, Newman, Kosowsky, Weigman, Kopetski, and Alfant were as follows:

                             FOR                  AGAINST              ABSTAIN

Douglas A. McIntyre       64,264,700              522,203              715,243
William A. Newman         64,260,430              526,473              715,243
J. Allen Kosowsky         64,779,504                7,399              715,243
Tom Weigman               64,781,404                5,499              715,243
Mike Kopetski             64,303,030              483,873              715,243
Mike Alfant               63,259,452            1,527,451              715,243

The appointment of Eisner LLP as the Company's independent certified public accountants for the fiscal year ending December 31, 2004 was ratified; 65,076,459 votes were cast for the ratification; 268,045 votes were cast against the ratification; and there were 157,642 abstentions. There were no votes withheld and no broker non-votes.

The proposal to amend the Company's certificate of incorporation, as previously amended, to increase the number of authorized shares of Common Stock, par value $0.01 per share, to 150,000,000 was adopted; 62,928,569 votes were cast for the proposal; 2,443,345 votes were cast against the proposal; and there were 130,232 abstentions.

Item 6. Exhibits and Reports on Form 8-K


Exhibits

31.1   Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2   Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1   Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2   Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      Reports on Form 8-K

      Current Report on Form 8-K filed on April 29, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               On2 Technologies, Inc.
                                      ------------------------------------------
                                                  (Registrant)



July 22, 2004                         /s/ Anthony Principe
-------------                         ------------------------------------------
   (Date)                             (Signature)
                                      Anthony Principe
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)