Form 10QSB
period 2004-09-30
ON2 TECHNOLOGIES INC
filed 2004-11-03
CIK 1045280

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                              For the quarterly period ended September 30, 2004.

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                  [X] Yes       [_] No

The number of shares of the Registrant's Common Stock, par value $0.01 ("Common Stock"), outstanding as of November 2, 2004 was 79,614,881.

Transitional Small Business Disclosure Format (Check one): [_] Yes       [X] No

                                TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION
                                                                                          Page

Item 1.  Consolidated Financial Statements.
Condensed Consolidated Balance Sheets at September 30, 2004 (unaudited)
  and December 31, 2003.................. ................................................  3
Unaudited Condensed Consolidated Statements of Operations
  Three and Nine Months Ended September 30, 2004 and 2003.................................  4
Unaudited Condensed Consolidated Statements of Comprehensive loss
  Nine Months Ended September 30, 2004 and 2003...........................................  5
Unaudited Condensed Consolidated Statements of Cash Flows
  Nine Months Ended September 30, 2004 and 2003...........................................  6
Notes to Unaudited Condensed Consolidated Financial Statements............................  8

Item 2.  Management's Discussion and Analysis of Financial Condition and
  Results of Operations................. ................................................. 12

Item 3.  Controls and Procedures.......................................................... 22
PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings................................................................ 23

Item 6.  Exhibits and Reports on Form 8-K................................................. 23
Signatures................................................................................ 24
Certifications............................................................................ 25

                         PART I -- FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                             ON2 TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  September 30,         December 31,
                                                                     2004                  2003
                                                               ----------------       ---------------
                                                                  (unaudited)
                                    ASSETS
   Current assets:
  Cash and cash equivalents .................................  $   2,538,000           $   2,963,000
   Marketable equity securities .............................        701,000
  Accounts receivable, net of allowance for doubtful accounts        444,000                 826,000
  Prepaid expenses and other current assets .................        180,000                 164,000
                                                               ----------------       ---------------
     Total current assets ...................................      3,863,000               3,953,000

Property and equipment, net .................................        112,000                 149,000
Other assets ................................................        108,000                  26,000
                                                               ----------------       ---------------
     Total assets ...........................................  $   4,083,000           $   4,128,000
                                                               ================       ===============
                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ..........................................  $       8,000           $     119,000
  Accrued and other liabilities .............................        337,000                 221,000
  Deferred revenue ..........................................        121,000                  30,000
  Current portion of capital lease obligations ..............         16,000
  Term loan .................................................        123,000                  63,000
                                                               ----------------       ---------------
     Total current liabilities ..............................        605,000                 433,000

Capital lease obligations, net of current portion ...........         31,000
Convertible debentures ......................................        327,000                 409,000

Commitments and contingencies

Stockholders' equity:
  Preferred stock ...........................................         40,000                  56,000
  Common stock ..............................................        792,000                 741,000
  Additional paid-in ........................................    111,772,000             110,229,000
  capital ...................................................                                      .
  Accumulated other comprehensive gain (loss) ...............          2,000                 (18,000)
   Deferred compensation ....................................       (186,000)
  Accumulated deficit .......................................   (109,300,000)           (107,722,000)
                                                               ----------------       ---------------
    Total stockholders' equity ..............................      3,120,000               3,286,000
                                                               ----------------       ---------------
    Total liabilities and stockholders' equity ..............  $   4,083,000           $   4,128,000
                                                               ================       ===============

See accompanying notes to unaudited condensed consolidated financial statements

                             ON2 TECHNOLOGIES, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          Three Months Ended               Nine Months Ended
                                                             September 30,                     September 30,
                                                  ------------------------------    ------------------------------
                                                        2004             2003            2004             2003
                                                  -------------    -------------    -------------    -------------
Revenues .....................................    $    762,000     $    866,000     $  2,926,000     $  2,976,000

Operating expenses:
     Cost of revenues (1) ....................         399,000          410,000        1,076,000        1,252,000
     Research and development (2) ............         231,000          249,000          679,000          865,000
     Sales and marketing (2) .................         123,000          158,000          354,000          350,000
     General and administrative (2) ..........       1,091,000          650,000        2,158,000        1,833,000
     Equity-based compensation:
             Research and development ........          23,000                            53,000
             Sales and marketing .............           6,000                            15,000
             General and administrative ......         194,000                           455,000
                                                  -------------    -------------    -------------    -------------
Total operating expenses .....................       2,067,000        1,467,000        4,790,000        4,300,000
                                                  -------------    -------------    -------------    -------------
Loss from operations .........................      (1,305,000)        (601,000)      (1,864,000)      (1,324,000)

Interest and other
  income (expense), net ......................         388,000          (21,000)         289,000          21,000
                                                  -------------    -------------    -------------    -------------
Loss before provision for income taxes .......        (917,000)        (622,000)      (1,575,000)      (1,303,000)

Provision for income taxes ...................                            3,000            3,000            9,000
                                                  -------------    -------------    -------------    -------------
Net loss .....................................        (917,000)        (625,000)      (1,578,000)      (1,312,000)

Non-cash convertible preferred stock
 dividend ....................................                          228,000                           228,000
                                                  -------------    -------------    -------------    -------------
Net loss attributable to common
   stockholders ..............................    $   (917,000)    $   (853,000)    $ (1,578,000)    $ (1,540,000)
                                                  =============    =============    =============    =============
Basic and diluted net loss per common share ..    $      (0.01)    $      (0.01)    $      (0.02)    $      (0.02)
                                                  =============    =============    =============    =============
Weighted average basic and diluted common
   shares outstanding ........................      78,587,000       65,339,000       76,673,000       62,678,000
                                                  =============    =============    =============    =============

(1) Includes equity-based compensation of $55,000 and $126,000 for the three and nine months ended September 30, 2004.

(2)   Excludes equity-based compensation, which is presented separately.

 See accompanying notes to unaudited condensed consolidated financial statements

                             ON2 TECHNOLOGIES, INC.
        UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                            Three Months Ended                Nine Months Ended
                                               September 30,                   September 30,
                                       ---------------------------     -----------------------------
                                           2004            2003          2004            2003

Net loss ............................  $ (917,000)     $ (625,000)     $(1,578,000)     $(1,312,000)
Other Comprehensive income (loss):

     Foreign currency translation
      adjustment                           (3,000)         (1,000)          20,000           (3,000)
                                       -------------------------------------------------------------
Comprehensive loss ..................  $ (920,000)     $ (626,000)     $(1,558,000)     $(1,315,000)
                                       =============================================================

 See accompanying notes to unaudited condensed consolidated financial statements

                             ON2 TECHNOLOGIES, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Nine Months Ended September 30,
                                                                     -------------------------------
                                                                         2004            2003
 Cash flows from operating activities:

Net loss .......................................................     $(1,578,000)     $(1,312,000)
    Adjustments to reconcile net loss to net cash used in ......
     operating activities: .....................................
     Equity-based compensation .................................         649,000
     Non-cash bond interest ....................................                           26,000
     Depreciation and ..........................................          90,000          672,000
     amortization ..............................................
     Write-off of fixed assets .................................          20,000
     Amortization of debt discount .............................          18,000           22,000
     Marketable equity securities received as payment of license        (289,000)
     fees ......................................................
     Unrealized gain on marketable equity securities, net ......        (344,000)
     Realized loss on the sale of marketable equity securities .          15,000
   Changes in operating assets and liabilities: ................
     Accounts receivable, net ..................................         232,000         (360,000)
     Prepaid expenses and other current assets .................         (16,000)        (120,000)
     Other assets ..............................................         (82,000)         (17,000)
     Accounts payable, accrued expenses and other liabilities ..           5,000         (172,000)
     Deferred revenue ..........................................          91,000           53,000
                                                                     -------------    --------------
Net cash used in operating activities ..........................      (1,189,000)      (1,208,000)
                                                                     -------------    ==============
Cash flows from investing activities: ..........................

  Proceeds from the sale of marketable equity securities .......          67,000
  Purchases of property and equipment ..........................         (19,000)         (30,000)
                                                                     -------------    --------------
Net cash provided by (used in) investing activities ............          48,000          (30,000)
                                                                     -------------    ==============
Cash flows from financing activities: ..........................

    Principal payments on capital lease obligations ............          (7,000)          (9,000)
    Purchase of common stock warrants ..........................                          (42,000)
    Proceeds from term-loan, net of repayments .................          60,000          108,000
    Proceeds from the sale of common stock .....................                        1,313,000
    Proceeds from exercise of common stock options and warrants          643,000        2,233,000
                                                                     -------------    --------------
Net cash provided by financing activities ......................         696,000        3,603,000
                                                                     -------------    --------------
Net change in cash and cash equivalents ........................        (445,000)       2,364,000

Effect of exchange rate changes on cash and cash equivalents ...          20,000           (3,000)
                                                                     -------------    --------------
Cash and cash equivalents, beginning of period .................       2,963,000          553,000
Cash and cash equivalents, end of period .......................     $ 2,538,000      $ 2,915,000
                                                                     =============    ==============

                             ON2 TECHNOLOGIES, INC.
      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NON-CASH INVESTING AND
FINANCING ACTIVITIES:

                                                                    Nine Months Ended September 30,
                                                                   --------------------------------
                                                                        2004                2003
                                                                   --------------------------------
 Cash paid during the period for:
  Interest ..................................................        $  8,000              $ 10,000
                                                                   ================================
  Taxes .....................................................        $  8,000              $ 13,000
                                                                   ================================
Acquisition of fixed assets under capital leases ............        $ 54,000
                                                                   ================================
Conversion of debentures into shares of common stock ........        $100,000              $ 50,000
                                                                   ================================
Conversion of preferred stock into shares of common stock ...        $ 16,000
                                                                   ================================
Marketable equity securities received for accounts receivable        $150,000
                                                                   ================================
Unearned compensation from the issuance of restricted common
stock, net of forfeiture ....................................        $835,000
                                                                   ================================
Non-cash convertible preferred stock dividends ..............                              $228,000
                                                                   ================================

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

      The Company's business is characterized by rapid technological change, new product development and evolving industry standards. Inherent in the Company's business model are various risks and uncertainties, including its limited operating history, unproven business model and the limited history of the industry in which it operates. The Company's success may depend, in part, upon the wide adoption of video delivery mediums, prospective product and service development efforts, the acceptance of the Company's technology solutions by the marketplace, and the Company's ability to compete with rivals that offer integrated product solutions.

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

                                                        Three months ended,                   Nine months ended,
                                                           September 30,                        September 30,
                                                  ---------------------------------     ---------------------------------
                                                      2004              2003               2004               2003

Reported net loss                                 $    (917,000)     $    (853,000)     $  (1,578,000)     $  (1,540,000)

Stock-based employee compensation  determined
under the fair value-based method                      (522,000)           (54,000)          (880,000)          (440,000)
                                                  -------------      -------------      -------------      -------------
Pro forma net loss                                $  (1,439,000)     $    (907,000)     $  (2,458,000)     $  (1,980,000)
                                                  =============      =============      =============      =============

Loss per common share (basic and diluted):
    As reported                                   $       (0.01)     $       (0.01)     $       (0.02)     $       (0.02)
                                                  =============      =============      =============      =============
    Pro forma                                     $       (0.02)     $       (0.01)     $       (0.03)     $       (0.03)
                                                  =============      =============      =============      =============

      During 2004 the company granted restricted stock to its employees and directors as compensation. The company issued 870,000 shares of its common stock, net of forfeitures of 20,000 shares, with a fair value of $835,000. The restricted stock vests over a period of nine months and requires the employee/director to be employed/affiliated with the company on the vesting date. The related compensation expense of $278,000 and $649,000 for the three and nine months ended September 30, 2004, respectively, is included in the determination of reported net income (loss) for those periods.

(4) Marketable Equity Securities

      During the third quarter of 2004 the Company received 2,224,000 shares of a customer's common stock in payment of license fees pursuant to the terms of a August 2004 license agreement. The market value of the stock on the date the contract was signed was $289,000 and subsequently increased to $701,000 as of September 30, 2004. The Company recorded an unrealized gain on marketable equity securities of $412,000 for the three months ended September 30, 2004. During the nine months ended September 30, 2004 the Company also received 469,000 shares of this customer's common stock pursuant to the terms of a license agreement as payment for a license fee of $150,000 that was recognized in 2003. During the nine months ended September 30, 2004 the Company recorded an unrealized loss of $68,000 and, upon the sale of these shares for proceeds of $67,000, an additional loss of $15,000. These unrealized and realized gains and losses are included in other income (expense), net. The Company's chief executive officer is a director of this customer.

(5) Beijing E-world

      In June 2003, On2 entered into two source code license and software distribution agreements with Beijing E-World Technology Co., Ltd ("E-world"). The two separate license arrangements granted E-World rights to use On2's source code in its video disk (EVD) and high definition television (HDTV) products and in its non-EVD/HDTV products.

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

      The accompanying condensed consolidated financial statements do not reflect $1,232,000 for minimum royalties for the nine months ended September 30, 2004. Management believes these payments are due from E-World under the license agreements, however E-world has not yet paid this sum. On2 has begun an arbitration proceeding in London against E-world as provided for in the license agreements. The Company has consulted with attorneys in New York and Beijing and believes that it is likely that it will prevail in the arbitration, and that any judgment in the arbitration proceeding will be enforceable in China, which is a signatory to the New York Convention on enforcement of foreign arbitration awards. In addition, the Company also believes that the $750,000 source code fees are due and payable because E-World has not made reasonable best efforts to complete the Initial Port as provided for under the contract. See "PART II -- OTHER INFORMATION - Item 1. Legal Proceedings".

      Under its agreements with E-World, as amended during the quarter ended December 31, 2003, On2 has agreed to pay to E-world a portion of royalties that the Company receives from sales to other customers in China. Cost of revenue for the nine months ended September 30, 2004 includes $47,000 paid to E-World.

(6) Customer concentration

      For the three months ended September 30, 2004, four customers accounted for 85% of revenue. Approximately 38% was generated from the license of software and the performance of engineering services for Powerlinx, approximately 16% was generated from the license of software to MCS K.K, approximately 17% was generated from the license of software and the performance of engineering services for Leapfrog and approximately 13% was generated from the license of software and the performance of engineering services for Analog Devices. For the nine months ended September 30, 2004 three customers accounted for 69% of revenue, one customer accounted for 50% of revenue for the nine-month period.

(7) Conversion of Preferred Stock

      During the third quarter of 2004 the holder of Series C-V preferred stock converted some of its preferred stock into shares of common stock. The conversion consisted of 364,000 shares of Series C-V into 500,000 shares of the Company's common stock.

(8) Subsequent Events

      On October 28, 2004, the Company completed a private placement of its convertible securities to certain institutional investors (the "Investors"). The Company received gross proceeds of $4,000,000. In exchange for the proceeds, the Company issued 4,000 shares of a new Series D convertible preferred stock (the "Series D Preferred Stock"), which are convertible into an aggregate of 5,714,286 shares of the Company's common stock, par value $0.01 (the "Common Stock"). The Series D Preferred Stock is subject to a guaranteed 8% annual dividend, payable quarterly, and is mandatorily redeemable by the Company over an eighteen-month period starting in October 2006. Such redemptions can be made in cash or Common Stock, at the Company's option. If redemptions are made in Common Stock, the shares are valued at the average of the volume weighted average trading price of the Common Stock for the twenty trading days immediately prior to the redemption date. In addition, the Company granted the Investors a Series A Warrant and Series B Warrant, each of which is convertible into 2,993,197 shares of Common Stock. The Series A Warrant bears an exercise price of $0.65 and may be redeemed by the Company for $0.01 if the Common Stock trades at or above $0.84.5 for 10 consecutive trading days. The warrant expires on October 27, 2005. The Series B Warrant bears an exercise price of $0.76 and expires on October 27, 2009. The Series D Preferred Stock and warrants are subject to weighted-average anti-dilution protection for issuances of securities below the conversion price. The Series D Preferred Stock and warrants were granted certain registration rights as are further described in the Current Report on Form 8-K filed on November 1, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      This document contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance and are not statements of historical fact. In some cases, you can identify forward-looking statements by terminology such as "may," "might," "will," "would," "should," "could," "expect," "plan," "anticipate," "assume," "believe," "estimate," "predict," "potential," "objective, " "forecast," "goal" or "continue," the negative of such terms, their cognates, or other comparable terminology. These statements are only predictions, and actual events or results may differ materially. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements, and in all cases, such statements are subject to the Company's ability to secure additional financing or to increase revenues to support its operations. We believe that our existing funds and funds that we expect to generate will be sufficient to finance our operations for the next 12 months. There is no assurance that additional funds will not be required to support our operations. In this regard, the business and operations of the Company are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements contained in this Form 10-QSB. You should consider the material presented in this Form 10-QSB in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors That May Affect Future Operating Results" in the Company's Form 10-KSB for the year ended December 31, 2003.

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

      We offer the following suite of products and services that incorporate our proprietary compression technology:

PRODUCTS                     o video codecs;
                             o audio codecs; and
                             o encoding and server software, for use with
                               video delivery platforms
                             o hardware products on which our
                               compression and/or server
                               software have been installed

SERVICES                     o customized engineering and
                               consulting services;
                             o technical support; and
                             o high-level video encoding

      Our customers use our products and services chiefly to provide the following video-related products and services to end users:

    TYPE OF CUSTOMER                             EXAMPLES
    ----------------                             --------
       APPLICATION
       -----------
Video and Audio Distribution over           o providing video-on-demand services
Proprietary Networks                          to residents in multi-dwelling
                                              units (MDUs)
                                            o video surveillance

Consumer Electronic Devices                 o digital video players
                                            o digital video recorders
                                            o video-enabled toys
                                            o mobile wireless video units

Wireless Applications                       o delivery of video via satellite
                                            o providing video to web-enabled
                                              cell phones and PDAs

Video and Audio Distribution over           o video-on-demand
IP-based Networks (Internet)                o teleconferencing services
                                            o video instant messaging

      As discussed in greater detail below, we earn revenue chiefly through licensing our software and providing specialized software engineering and consulting services to customers. We also sell customized high-end hardware on which we have preinstalled our compression and/or server software. In addition to license fees, we often charge a royalty fee based on the number of units of the customer's products containing the relevant On2 software products that are sold or distributed. Some of our agreements with customers also require that the customers pay us a percentage of the revenues that they earn from any of their products or services that use our software. Royalties may be subject to guaranteed minimum amounts and may only apply after a threshold number of per-unit sales has been met. We also sell licenses to third-party resellers. In addition, we generally require that customers pay us if they desire to receive any upgrades to our software (e.g., from VP6 to VP7). We charge a fee for engineering and consulting services, based on an estimate of the time it will take our software engineers to provide the services, or an hourly fee for ongoing services such as product support.

      The primary factor that will be critical to our success is our ability to continue to improve on our current video compression software so that it streams the highest-quality video at the lowest transmission rates (bit rate). We believe that our video compression software is highly efficient, allowing customers to stream comparatively good-quality video (compared with our competitors) at low bit rates (i.e., over slow connections) and unsurpassed high-resolution video at high bit rates (i.e., over broadband connections). As connection speeds increase, however, the advantage On2's highly-efficient codec has over our competition in allowing initial, breakthrough or first-time consumer-acceptable video delivery may be less compelling. Nevertheless, in an increasingly demanding, high-bandwidth world, greater compression rates are seen as having more broadly applicable value, as growing demand and competition drive efforts to maximize efficiency in the use of bandwidth and storage.

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

      One of the most significant recent trends in our business is our increasing reliance on the success of the product deployments of our customers. As referenced above, an increasing number of our license agreements with customers provide for the payment of license fees that are dependent on the number of units of a customer's product incorporating our software that are sold or the amount of revenue generated by a customer from the sale of products or services that incorporate our software. We have chosen this royalty-dependent licensing model because, as a company of only 30 full-time employees, we do not have the product development or marketing resources to develop and market end-to-end video solutions. Instead, our software is primarily intended for use as a building block for companies that are developing end-to-end video products and/or services. Although we are confident that we have adopted the licensing model most appropriate for a business of our size and expertise, a natural result of this licensing model is that the amount of revenue we generate is highly dependent on the success of our customers' product deployments. If the products of customers with whom we have established per-unit royalty or revenue sharing relationships do not generate significant sales, such revenue may not attain significant levels. Conversely, if one or more of such customers' products are widely adopted, our revenues will likely be enhanced.

      Another significant recent trend in our business is the emergence of Microsoft as a principal competitor in the market for digital media creation and distribution technology. Microsoft currently competes with us in the market for digital media servers, players, codecs and other technology and services related to digital distribution of media. Microsoft's commitment to and presence in the media delivery industry has increased. Microsoft distributes its competing streaming encoder, media server, player, tools and digital rights management products by bundling them with its Windows operating systems and servers at no additional cost or otherwise making them available free of charge or at a low cost. Microsoft's ability to offer an integrated software package including multimedia compression and digital rights management applications may be attractive to potential customers, especially in the video-on-demand market. Microsoft's practices have caused, and may continue to cause, pricing pressure on our revenue generating products and services and may affect usage of our competing products and formats. Microsoft's practices have led in some cases, and could continue to lead to, longer sales cycles, decreased sales, loss of existing and potential customers and reduced market share. In addition, we believe that Microsoft has used and may continue to use its monopoly position in the computer industry and its financial resources to secure preferential or exclusive distribution, use and bundling contracts for its media delivery technologies and products with third parties, such as ISPs, content delivery networks, content providers, entertainment and media companies, VARs and OEMs, including third parties with whom we have relationships.

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

      Our software licensing arrangements typically consist of two elements: a software license and post-contract customer support ("PCS"). We recognize license revenues based on the residual method after all elements other than PCS have been delivered as prescribed by SOP 98-9. We recognize PCS revenues over the term of the maintenance contract or on a "per usage" basis, whichever is stated in the contract. Vendor specific objective evidence of the fair value of PCS is determined by reference to the price the customer will have to pay for PCS when it is sold separately (i.e. the renewal rate). Our license agreements usually offer additional PCS at a stated price. Revenue is recognized on a per copy basis for licensed software when each copy of the licensed software purchased by the customer or reseller is delivered. We do not allow returns, exchanges or price protection for sales of software licenses to our customers or resellers, and we do not allow our resellers to purchase software licenses under consignment arrangements.

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

      In July of 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS 142 requires goodwill and other intangible assets to be tested for impairment at least annually, and written off when impaired, rather than being amortized as previously required. As of September 30, 2004, we had no recorded goodwill or intangible assets. The adoption of SFAS 142 had no significant impact on our results of operations or financial position.

RESULTS OF OPERATIONS

      Revenue. Revenue for the three months ended September 30, 2004 was $762,000 as compared with $866,000 for the three months ended September 30, 2003. Revenue for the nine months ended September 30, 2004 was $2,926,000 as compared with $2,976,000 for the nine months ended September 30, 2003. Revenue for the three and nine months ended September 30, 2004 and 2003 was derived primarily from the sale of software licenses, engineering and consulting services. The decrease in revenue for the three months ended September 30, 2004 is primarily attributable to a decrease in licenses sold to a third party reseller. For the three months ended September 30, 2004, three customers accounted for approximately 71% of revenue. Approximately 38 % was generated from the license of software and the performance of engineering services for Powerlinx, approximately 16% was generated from the license of software to MCS K.K., approximately 17% was generated from the license of software and the performance of engineering services for Leapfrog and approximately 13% was generated from the license of software and the performance of engineering services for Analog Devices. For the nine months ended September 30, 2004 three customers accounted for 69% of revenue, one customer accounted for 50% of revenue for the nine-month period.

      Operating expenses

      The Company's operating expenses consist of cost of revenue, research and development, sales and marketing, general and administrative expenses, impairment charges and cost curtailment and restructuring charges. Operating expenses for the three months ended September 30, 2004 were $2,067,000 as compared to $1,467,000 for the three months ended September 30, 2003. Operating expenses were $4,790,000 for the nine months ended September 30, 2004 as compared to $4,300,000 for the nine months ended September 30, 2003.

      Cost of Revenue. Cost of revenue includes personnel and consulting compensation costs, related overhead expenses, certain hardware costs, fees paid for licensed technology, depreciation costs and the amortization of purchased technology. Cost of revenue for the three months ended September 30, 2004 was $399,000 as compared to $410,000 for the three months ended September 30, 2003. Cost of revenues for the nine months ended September 30, 2004 was $1,076,000 as compared with $1,252,000 for the nine months ended September 30, 2003. The decrease in expenses for the nine months ended September 30, 2004 is primarily due to a reduction in amortization of purchased technology partially offset by the cost of equipment that was resold, certain commissions paid to E-World for sales made in China and the inclusion of stock-based compensation expenses for the restricted stock grant of $126,000. There was no amortization of purchased technology for the three and nine months ended September 30, 2004 as compared with $150,000 and $464,000 for the three and nine months ended September 30, 2003. The purchased technology became fully amortized in the quarter ended September 30, 2003.

      Research and Development. Research and development expenses primarily consist of salaries and related expenses and consulting fees associated with the development and production of our products and services, operating lease costs and depreciation costs. Research and development expenses for the three months ended September 30, 2004 were $231,000 as compared with $249,000 for the three months ended September 30, 2003. Research and development expenses for the nine months ended September 30, 2004 were $679,000 as compared with $865,000 for the nine months ended September 30, 2003. The decreases in expenses were primarily attributed to a reduction in compensation and benefits costs due to a reduction in headcount and a reduction in depreciation.

      Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related costs of sales, business development and marketing personnel, tradeshow costs, marketing and promotional costs incurred to create brand awareness and public relations expenses. Sales and marketing expenses for the three months ended September 30, 2004 were $123,000 as compared with $158,000 for the three months ended September 30, 2003. Sales and marketing expenses for the nine months ended September 30, 2004 were $354,000 as compared with $350,000 for the nine months ended September 30, 2003. The decrease for the three months ended September 30, 2004 is primarily attributable to a decrease in consulting fees paid for certain customer related projects.

      General and Administrative. General and administrative expenses consist primarily of salaries and related personnel costs for general corporate functions including administration, finance, human resources, legal and facilities, consulting, outside legal and professional fees and insurance. General and administrative expenses for the three months ended September 30, 2004 were $1,091,000 as compared with $650,000 for the three months ended September 30, 2003. General and administrative expenses for the nine months ended September 30, 2004 were $2,158,000 as compared with $1,833,000 for the nine months ended September 30, 2003. The increase for the three and nine months ended September 30, 2004 was primarily attributed to an increase in legal, consulting and other professional fees related to an acquisition the company was pursuing in the amount of $90,000, costs related to the E World arbitration in the amount of $92,000 and bad debt expense of $125,000 for a sale made in the first quarter of 2004 with related legal costs of collection in the amount of $27,000 and additional stock listing fees of $125,000 covering equity issued in prior periods.

      Equity-based compensation During 2004 the company granted restricted stock to its employees and directors as compensation. The Company issued 870,000 shares of its common stock, net of forfeitures of 20,000 shares, with a fair value of $835,000. The restricted stock vests over a period of nine months and requires the employee/director to be employed/affiliated with the company on the vesting date. The related compensation expense of $278,000 and $649,000 for the three and nine months ended September 30, 2004, respectively, is included in the determination of reported net income (loss) for those periods, including $55,000 and $126,000 which is included in cost of revenue.

      Interest and other income (expense), net. Interest and other income (expense), net was $388,000 as compared to $(21,000) for the three months ended September 30, 2004 and 2003, respectively. Interest and other income (expense), net was $289,000 as compared with $21,000 for the nine months ended September 30, 2004 and 2003, respectively. Interest and other income (expense), net primarily consists interest earned on our rental security deposits and money market accounts, interest incurred for capital lease obligations and the interest and amortization of debt discount related to the Series A secured convertible debentures. The increase in interest and other income for the three months ended September 30, 2004 was primarily attributable to an unrealized gain on marketable equity securities of $412,000. The increase in interest and other income for the nine months ended September 30, 2004 was primarily attributable to an unrealized gain of $412,000 on marketable equity securities held as of September 30, 2004 and a loss of $83,000 attributable to marketable equity securities that were sold during the third quarter.

      As of September 30, 2004, the Company had approximately 30 full-time employees.

LIQUIDITY AND CAPITAL RESOURCES

      As of September 30, 2004, the Company had cash reserves and working capital of $2,538,000 and $3,258,000, respectively as compared with $2,963,000 and $3,520,000 at December 31, 2003.

      Net cash used in operating activities was $1,189,000 and $1,208,000 for the nine months ended September 30, 2004 and 2003, respectively. Net cash used in operating activities for the nine months ended September 30, 2004 was primarily from a net loss of $1,578,000, marketable equity securities received as payment of license fees of $289,000 and a net unrealized gain on marketable equity securities of $344,000, partially offset by equity based compensation of $649,000 and a decrease in accounts receivable, net of $232,000. Net cash used in operations for the nine months ended September 30, 2003 was primarily from a net loss of $1,312,000, an increase in accounts receivable, net of $360,000, an increase in prepaid expenses and other current assets of $120,000 and a decrease in accounts payable, accrued expenses and other liabilities of $172,000, partially offset by depreciation and amortization of $672,000.

      Net cash provided by (used in) investing activities was $48,000 and $(30,000) for the nine months ended September 30, 2004 and 2003. Net cash provided by investing activities for the nine months ended September 30, 2004 reflects proceeds from the sale of marketable securities, partially offset by purchases of property and equipment. Net cash provided by investing activities for the nine months ended September 30, 2003 reflects purchases of property and equipment.

      Net cash provided by financing activities was $696,000 and $3,603,000 for the nine months ended September 30, 2004 and 2003, respectively. Net cash provided by financing activities for the nine months ended September 30, 2004 is primarily from proceeds of $643,000 from the exercise of common stock options and warrants and $60,000 of proceeds from a term loan net of repayments. Net cash provided by financing activities during the nine months ended September 30, 2003 is primarily from proceeds of $1,313,000 from the sale of common stock under the equity line of credit, $2,233,000 from the exercise of common stock options and warrants and $108,000 of proceeds from a term loan net of repayments.

      We currently have no material commitments for the next 12 months other than those under our operating lease arrangements. These arrangements consist primarily of lease arrangements for our office space in New York City and Clifton Park, New York. The lease on our New York office space terminates in February 2005. The aggregate required payments for the next 12 months under these arrangements are $113,000. Notwithstanding the above, our most significant non-contractual operating costs for the next 12 months are compensation and benefit costs, insurance costs and general overhead costs such as telephone and utilities. During the next 12 months, we anticipate incurring approximately $400,000 per month in cash operating costs.

      The Company had two equity lines of credit. In December 2000, the Company entered into a common stock purchase agreement ("Initial Stock Purchase Agreement") with an accredited investor ("Investor"), for the sale, from time to time, of the Company's Common Stock. Pursuant to the Initial Stock Purchase Agreement, the Investor had committed to purchase up to $23,000,000 of Common Stock over a 36-month period. The Investor may be required to invest an additional $17,000,000 upon the attainment of certain trading volumes and weighted average market prices in the Company's Common Stock. However, the Company's ability to procure funds through the Initial Stock Purchase Agreement may be limited or prohibited based on certain trading volumes and weighted average market prices in the Company's Common Stock.

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

      Since April 2002, when the Company's shareholders approved the sale, at the sole discretion of the Company, of up to 9,000,000 shares of Common Stock in connection with the Second Stock Purchase Agreement, the Company sold 9,000,000 shares of Common Stock for net proceeds of approximately $2,073,000 and has issued all the stock registered for the Second Stock Purchase Agreement. For the nine months ended September 30, 2003 the Company issued 3,387,000 shares of its common stock and received proceeds of $1,313,000 in connection with the Second Stock Purchase Agreement.

      Based on our current working capital requirements, management does not believe the Company will require additional funding during the next 12 months to finance our current level of operations.

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

      On October 28, 2004, the Company completed a private placement of its convertible securities to certain institutional investors (the "Investors"). The Company received gross proceeds of $4,000,000. In exchange for the proceeds, the Company issued 4,000 shares of a new Series D convertible preferred stock (the "Series D Preferred Stock"), which are convertible into an aggregate of 5,714,286 shares of the Company's common stock, par value $0.01 (the "Common Stock"). The Series D Preferred Stock is subject to a guaranteed 8% annual dividend, payable quarterly, and is mandatorily redeemable by the Company over an eighteen-month period starting in October 2006. Such redemptions can be made in cash or Common Stock, at the Company's option. If redemptions are made in Common Stock, the shares are valued at the average of the volume weighted average trading price of the Common Stock for the twenty trading days immediately prior to the redemption date. In addition, the Company granted the Investors a Series A Warrant and Series B Warrant, each of which is convertible into 2,993,197 shares of Common Stock. The Series A Warrant bears an exercise price of $0.65 and may be redeemed by the Company for $0.01 if the Common Stock trades at or above $0.84.5 for 10 consecutive trading days. The warrant expires on October 27, 2005. The Series B Warrant bears an exercise price of $0.76 and expires on October 27, 2009. The Series D Preferred Stock and warrants are subject to weighted-average anti-dilution protection for issuances of securities below the conversion price. The Series D Preferred Stock and warrants were granted certain registration rights as are further described in the Current Report on Form 8-K filed on November 1, 2004.

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

o E-world cause On2's software to be included in a new Chinese national standard for EVD by December 31, 2003; and

o E-world use best reasonable efforts to have On2's video codec "ported" to (i.e., integrated with) a chip to be used in EVD players.

On2's arbitration claim alleges that, despite its obligations under the contract, E-world has:

o Failed to pay On2 the quarterly payments of $1,232,000, which is currently due and owing;

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

                                                   On2 Technologies, Inc.
                                     -------------------------------------------
                                     (Registrant)

November 2, 2004                     /s/ Anthony Principe
                                     -------------------------------------------
-----------------------------
(Date)                               (Signature) Anthony Principe
                                     Vice President and Chief Financial Officer