Form 10KSB
period 2004-12-31
ON2 TECHNOLOGIES INC
filed 2005-03-18
CIK 1045280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No __

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenue for the year ended December 31, 2004 were approximately $3,028,000.

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed fiscal quarter was approximately $51,123,459.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of shares outstanding of each of the issuer's classes of common stock, $0.01 par value ("Common Stock"), as of the latest practicable date:

    88,565,440 shares as of March 14, 2005.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Items 9, 10, 11, and 12 of Part III are incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders, to be held on May 18, 2005. Registrant's definitive Proxy Statement will be filed with the Securities and Exchange Commission on or before 120 days after December 31, 2004.

     Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                                TABLE OF CONTENTS

PART I
 ITEM 1.    DESCRIPTION OF BUSINESS                                            4
 ITEM 2.    DESCRIPTION OF PROPERTY                                           11
 ITEM 3.    LEGAL PROCEEDINGS                                                 12
 ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               12

PART II
 ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS          12
 ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS                                             14
 ITEM 7.    FINANCIAL STATEMENTS                                              25
 ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE                                              25
 ITEM 8A.   CONTOLS AND PROCEDURES                                            25

PART III
 ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
            COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT                 25
 ITEM 10.   EXECUTIVE COMPENSATION                                            25
 ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT    25
 ITEM 12    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                    25
 ITEM 13    EXHIBITS                                                          26
 ITEM 14    PRINCIPAL ACCOUNTANT FEES AND SERVICES                            27

Signatures

                                     PART I


ITEM 1.         DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

     This document contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance and are not statements of historical fact. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "would," "might," "expect," "plan," "anticipate," "project," "believe," "estimate," "predict," "foresee," "potential," "future," "objective," "forecast," "goal" or "continue," the negative of such terms, or other comparable or derivative terminology. These statements are only predictions, and actual events or results may differ materially. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements, and in all cases, such statements are subject to our ability to secure sufficient financing or to increase revenues to support our operations. In this regard, our business and operations are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements contained in this Form 10-K. In evaluating our business, you should give careful consideration to the information set forth below under the caption "Management's Discussion and Analysis -- Risk Factors That May Affect Future Operating Results," in addition to the other information set forth herein.

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

OVERVIEW

     We are a leading video compression technology firm. We have developed a proprietary technology platform and video compression/decompression software ("codec") to deliver high-quality video at the lowest possible data rates over proprietary networks and the Internet to devices such as set-top boxes, personal computers, and wireless and other devices. We offer a suite of products and services, centered around our VPx family of products (e.g., VP6, VP7), that incorporate our proprietary compression technology. Our service offerings include customized engineering, consulting, and encoding services and technical support. In addition, we license our software products, which include video and audio codecs and encoding, player and server software, for use with video delivery platforms.

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

BUSINESS STRATEGY

     Our strategy is to be the premier provider of video compression/decompression software technology and compression tools. We are striving to achieve our goals by implementing the following key strategies:

o developing and expanding our expertise in and commercial applications for video compression and streaming software;

o continuing our research and development efforts to increase the quality of video technology in order to improve the experience of end users;

o leveraging our existing products and services to support new products and services and to expand our presence in multiple industries, including the Internet, wireless applications and consumer electronics; and

o expanding into international markets by contracting with resellers of our products and services.

OUR TECHNOLOGY, PRODUCTS AND SERVICES

     We have designed our technology to deliver the highest-quality video at the lowest possible data rates and to encode (compress) and decode (decompress) video on comparatively low-powered chips suitable for consumer electronics products. We currently license and develop a number of products related to our TrueMotion line of codecs and TrueCast line of server and player products for proprietary networks, the Internet and consumer electronic industries.

TRUEMOTION(R) 2X (TM2X)

     Originally developed as our state-of-the-art video compression codec in 1998, the TM2X codec is optimized for hard-drive, Kiosk, or CD-ROM based video playback. The TM2X video delivery algorithm was licensed for use in Sega's Dreamcast and Saturn and has also been licensed to gaming developers and manufacturers interested in high quality video on machines with limited processing capabilities.

     At the time it was introduced, TM2X offered comparatively high resolutions (320x240, 640x480) and high bit-rates that could play back smoothly on a wide range of CPUs available at the time. The product was part of QuickTime and Video for Windows and can be used in programs such as Adobe Premiere and Terran's Media Cleaner Pro. It is also a cross-platform codec, with QuickTime working on both Macintosh computers and personal computers.

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

OPEN SOURCE VP3.2

     VP3.2 was made available to the open-source community on September 7, 2001, so as to provide software developers an efficient, open source video codec with no platform limitations or restrictive license fees. VP3 became the first true common format that is open, documented and free. We created VP3-based plug-ins for other media formats, such as Apple's QuickTime. With these plug-ins, users can encode content using VP3 plug-in technology engineered to play that content back through these other popular player-formats.

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

VP5 CODEC

     We made VP5 available for license in the second quarter of 2002. VP5 allows a 50% reduction over the bandwidth required to show comparable quality video using VP4. Additional features offered by VP5 include real-time encoding and the ability to handle interlaced content, making it the first codec on the market to offer true broadcast-quality, real-time compression of difficult live material such as sports and action footage at sub-megabit data rates. The ability to handle interlaced content set VP5 apart from the myriad of competitive video codecs available at that time.

VP6 CODEC

      We launched the Beta version of our TrueMotion VP6 series of codecs in May 2003 and the official version in October 2003, and we have since released updated versions VP6.1 and VP6.2. At the time of VP6's launch, we announced that we would make the VP6 encoder free for personal use for individuals, developers, and companies that register at the On2 website, although organizations or developers who want to license the codec for commercial use must enter into a commercial use license agreement with us. On2 has since ceased offering the VP6 encoder free for personal use. As with prior versions of our codec, VP6 represented a significant improvement over its predecessors, offering a 40% image quality improvement over and 50% faster playback than VP5. VP6 improves upon all the features contained in VP5 and supports real-time encoding at full D1 resolution. It also consistently outperforms Windows Media 9 and H.264 based on tests of Peak Signal-to-Noise Ratios measured at data rates ranging from dial-up (28.8 Kbps) to DVD and HD (6 to 8 Mbps). Since our introduction of VP6, we have ported it to the following digital signal processors (DSPs) across a range of resolutions: Texas Instruments' TMS320C64x, Analog Devices' Blackfin, ARC International's ARCTangent, Equator Technologies' MAP-CA and the ARM 7 and ARM 9. Despite the introduction of VP7, we expect to continue to license VP6 extensively for use with a wide variety of applications on numerous platforms.

VP7 CODEC

We introduced our TrueMotion VP7 codec in early March 2005. Like prior versions of the TrueMotion codecs, VP7 shows a marked improvement over its predecessors, producing up to a 30% image quality improvement over VP6. Like its predecessor, in objective PSNR tests, VP7 shows better performance than its main competitors, including Windows Media 9, Real 10, H.264 and MPEG-4-compatible codecs, at data rates ranging from dial-up (28.8 Kbps) to DVD and HD. As with VP6, VP7 also supports real-time encoding at full D1 resolution. VP7 has been developed to run on low-cost DSPs, and On2's engineers are currently working to port VP7 to a number of DSPs.

AUDIO FOR VIDEO CODEC TECHNOLOGY (AVC)

     AVC is an advanced compression algorithm that is ideal for a variety of audio sources, including music, human speech, film and broadcast television. AVC can achieve very high quality audio at bit rates lower than current standards such as MP3 or AC-3. This algorithm is designed for easy portability to embedded devices and can be licensed for a lower per-unit cost than other audio codecs on the market. AVC runs with the VP3, VP4, VP5, VP6, and VP7 video codecs, and this combination can provide a seamless low-bit-rate multimedia experience. VP6 or VP7 combined with AVC is comparable to MPEG-4 combined with AC-3, but with a substantial data rate savings. It is ideal for VOD deployment over DSL or cable networks. AVC also allows for less transfer time and storage space for downloaded files.

ON2'S ENCODER PRODUCTS

     Our Encoder enables content owners to efficiently re-master and compress their assets into the VP4, VP5, VP6, or VP7 format at their own convenience. Beginning with capturing uncompressed video through high quality SDI inputs, users can create an optimized digital file using our proprietary re-mastering tools. These tools are geared toward the video professional that wants exact control over the optimization process. Once the raw file has been optimized, our compression software has the capability of creating multiple data rate compressed files.

     On2 recently began selling the NSV QuickTime Plugin for On2 Video, which allows users to encode video in AOL's Nullsoft Video (.nsv) file format. The NSV QuickTime Plugin is designed to work seamlessly with video processing applications that support the QuickTime export component architecture, such as Apple QuickTime Pro, Adobe Premiere Pro, and Discreet Cleaner XL. The NSV QuickTime Plugin also includes aacPlus audio compression technology from Coding Technologies.

ON2'S JAVA PLAYER

In 2004, On2 introduced its TrueMotion Streaming Java Applet 1.1, a VP6 video player written in pure Java. The Applet takes advantage of Java's cross-platform interoperability to allow display of On2 Video on Windows, MacOS, Linux, and other environments. On2 believes that the Java Player will permit it to compete with other "playerless" video delivery systems. Such systems are appearing with increasing frequency in web-based video advertising, and we believe that the introduction of our Java Applet will improve our ability to compete in this growing market.

TRUECAST(R) SERVER SOFTWARE

     TrueCast Server Software is designed to take full advantage of our industry-leading VP line of codecs and to guarantee the smoothest delivery of compelling multi-media presentations over private networks (e.g., set-top boxes), embedded platforms or the Internet.

     TrueCast comes optimized in two manners: one for transport using our own proprietary protocol, TrueCast Transport Protocol (TTP), and one for RTSP/RTP to various set-top box platforms. TrueCast and VP5/VP6/VP7 are an ideal combination for low-bit-rate Video-On-Demand systems. Our TrueCast Servers and our encoder provide the necessary tools for high-quality video over low speed IP connections.

     In the first quarter of 2005, we released TrueCast version 8.0. This version of TrueCast provides support for multicast presentations, and can simultaneously stream a single audio and video stream from a server, including HTTP-based Web servers, to thousands of users. It also permits local playback of AVI files from a user's hard disk, and set-top box/DSP platforms from Texas Instruments, Equator Technologies, and others.

     In the third quarter of 2003, we announced that we have added Microsoft Windows CE to the family of operating systems supported by our TrueCast set-top box solution.

     In addition, TrueCast 8.0 is able to stream content that is captured and encoded directly from "live" video sources using the company's revolutionary VP6, VP7 and earlier-generation On2real-time encoders. This feature is ideal for time-critical applications such as streaming live events, video conferencing, Digital Television over DSL, and personal video recorders.

DIGITAL SIGNAL PROCESSOR (DSP) AND SERVER INTEGRATIONS

     VP4, VP5 and VP6 have been ported onto a variety of DSPs. The VP6 decoder currently runs on a wide range of DSPs at various resolutions, and the VP6 encoder operates on several DSPs as well. We are also working to port the VP7 decoder and encoder to a number of DSPs. We believe that by porting to these platforms, we will facilitate the use of On2's codec in set-top-box and other consumer device deployments where the availability of low-cost chips is important.

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

RESEARCH AND DEVELOPMENT

     The focus of our research and development activities is to improve and expand upon our core codec technology, which improves the video experience for end users. Our research and development efforts have enabled us to provide quality video compression and decompression at lower broadband data rates (e.g., DSL) and certain narrowband data rates (e.g., dial-up). We believe that continued advances in our technology are key to the success of our business. Consequently, we devote a substantial portion of our resources to our research and development efforts. Research and development expenses for the year ended December 31, 2004 were $884,000 as compared to $1,124,000 for the year ended December 31, 2003.

DISTRIBUTION METHODS

    Our business consists of developing and marketing our software-based technology products and related services. Because we generally sell our software to companies that will integrate the software with their products or distribute the software themselves in connection with their services, and until recently have not regularly attempted to sell products directly to end users, we do not distribute a high volume of individual copies of software. Our customers usually download copies of software that they have purchased by online file transfer, although we will send them a CD-ROM containing the software if they request. While we have distributed tens of thousands of copies of VP3, VP4, and VP6 to users for personal use, those users have also downloaded the software from our web site. Other than temporary interruptions to Internet service, we therefore do not generally suffer from delays in our distribution network. We usually provide our engineering and consulting services and product support from our own facilities.

SALES AND BUSINESS DEVELOPMENT

     Our sales and business development departments aim to build relationships that fall into two basic categories: product licensing and professional services. These departments focus on engaging chip-set manufacturers, global cable and telecommunication companies, manufacturers of hardware platforms for consumer electronic and wireless devices, and manufacturers of video-enabled products targeted at commercial and government users. We seek to license our compression software to manufacturers of video or video-enabled equipment and providers of video services, and we seek to encourage developers of chip-sets and software platforms to integrate their products with our codecs. Additionally, our teams focus on selling encoding and streaming software licenses to content providers who are delivering video over proprietary networks and to IP-based end users. Our professional services are usually incident to our product licensing and primarily focus on porting or optimizing our compression technologies to multiple hardware platforms used in video delivery solutions by manufacturers who have licensed our compression technology.

INTERNATIONAL

     We believe that we are well positioned to selectively expand our business internationally. We have focused in particular on identifying and capitalizing on opportunities in Asia and Europe.

     For the year ended December 31, 2004, foreign customers accounted for approximately 20% of total revenue. These customers are primarily located in Asia. For the year ended December 31, 2003, foreign customers accounted for approximately 67% of total revenue.

ASIA

We believe that Asia, with its numerous broadband networks, is one of the strongest markets for video-on-demand initiatives. Our international sales and business development efforts have been primarily focused in this region to date. Our predecessor corporation, The Duck Corporation, has significant name recognition in Asia, especially among video game developers. Our TM2X software was widely-distributed because of its inclusion in several popular video games, such as Final Fantasy 7 for PC. We are currently involved with several Asian entities that are considering using our video compression and server software in set-top box deployments. We also aim to expand internationally by appointing resellers of our products and services who purchase software licenses from us and sell them in a designated international market. To date, we have signed reseller agreements for both the Japanese and Korean markets.

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

      o exclusive rights to use VP5 and VP6 for EVD and HD TV in China, Macau, Hong Kong and Taiwan, and non-exclusive rights for the same products worldwide; and

      o exclusive rights to use VP5 and VP6 in video compression products other than EVD and HD TV in China, Macau, Hong Kong and Taiwan, subject to certain exceptions, and non-exclusive rights to these products worldwide

In September, 2003, On2 and E-World amended the exclusivity provisions of the license agreements so that, going forward, On2 and E-World split 50/50 all royalties collected or received by On2 for products and devices sold in China (by On2 or any third parties) that contain On2's VP5 or VP6 compression software.

As discussed in "Legal Proceedings", E-World did not pay certain minimum quarterly payments that we believed were due under its license agreements with us, and we commenced an arbitration proceeding seeking damages for E-World's failure to perform. In a ruling issued March 10, 2005, the arbitrator rejected our claims that E-World had breached the agreements and also denied a request by E-World for a declaration as to the meaning of certain language in the contract. The arbitrator further noted that agreements remained in effect and that the parties had a continuing obligation to work to jointly select and port On2's software to two commercial DSPs for use in the EVD players.

E-World has already launched the first generation EVD, which uses MPEG-2 compression technology. In the event that E-World does begin to use VP5 or VP6 in its EVD devices, there is no guarantee that the EVD standard will be widely adopted in China or abroad. In addition, E-World and Chinese authorities may choose to include other companies' video compression technologies in the EVD standard, and although the arbitrator found that E-World had submitted our software for inclusion in the EVD standard, we do not know whether the Chinese authorities ultimately included our software in the standard.

Moreover, one of the advantages that our compression technology has over other companies' technologies is the high compression rates that our software achieves, permitting a full-length, high-definition movie to be stored on a single video disk. Because of the length of time that has elapsed since E-World entered into the license agreements, other competing software- and hardware-based technologies have emerged that could enable competitors (or E-World) to achieve store a full-length, high-definition movie on a single video disk without using On2's technology.

EUROPE

    We continue to pursue sales and business development opportunities in the European market, although we have not yet had the success there that we have had in Asia. We have had success with our U.K.-based partners TVZ Ltd. and QuickLink Ltd. in powering newsgathering and dissemination applications for major news organizations such as the BBC. Despite this, however, we have not yet established the strong relationships with European customers and resellers that we have in Asia, so we intend to continue to focus on increasing the visibility of our compression products in Europe.

LOCATION OF ASSETS AND OPERATIONS

     All of the Company's assets and operations have been and are currently based within the United States, except for two research and development employees located in the United Kingdom. We did not generate any revenue from our United Kingdom operations for the years ended December 31, 2004 and 2003.

COMPETITION

     We believe that our principal competitive advantage is our ability to deliver video that is comparable or superior in quality to other compression technologies at significantly lower data rates. In the streaming video market, this attribute significantly reduces the amount of bandwidth necessary to deliver video of similar quality and allows our customers to realize a greater profit on their video delivery initiatives by either:

      o     lowering the amount of bandwidth that customers need,

      o allowing customers to deliver video to more users without increasing bandwidth, or

      o permitting customers to deliver good-quality video at lower data rates than those at which other video codecs can operate effectively.

Increased compression offers similar advantages in storage of video files, enabling customers to:

      o store video at a set resolution using less storage capacity than required by competitive compression software;

      o store more video at a set resolution in a given storage space than competitive compression software;

      o store more video of a higher quality in a given storage space than competitive compression software.

     Our business is highly competitive and affected by rapid change. We believe that the principal competitive factors in our business include technological innovation, versatility of products, pricing, availability of content, ease of integration with and availability of use on low-cost processors, customer service, network quality, service offerings and the flexibility to adapt to changing market conditions. We compete with companies such as Microsoft, RealNetworks, and Apple and standards-based codec such as MPEG-2, H.264, MPEG-4 and several codecs that position themselves as "MPEG-4-based. In addition, we increasingly compete with developers of "playerless" video delivery systems such as Destiny Media Technologies, Inc. (Clipstream) and Eyewonder.

    The size of our company and the fact that we have developed a proprietary, non-standards-based video codec both help and hinder our ability to compete. Companies such as Microsoft and RealNetworks benefit from name recognition that we do not enjoy. Microsoft is also able to use its market power to support anti-competitive pricing on its products that compete with ours. There are three major standards-based codecs, MPEG-2, H.264, and the less widely-adopted MPEG-4; in addition, Microsoft is proceeding towards establishing a standard, dubbed VC1, based on its Window Media 9 technology. With respect to standards-based codecs, there are numerous developers programming to those standards, and there are certain customers that prefer to license standards-based codecs. In addition, because of significant adoption of standards-based codecs and Windows Media 9, there are a number of chip manufacturers who have designed low-cost chips designed to operate with those codecs. The availability of a range of chips means that potential customers of standards-based codecs or Windows Media 9 may not have to incur added cost or experience delays if they choose to use those codecs in their products.

Nevertheless, we believe that our small size and proprietary products frequently are attractive to customers, especially overseas, that will seek to license our products not only because of their superior performance, but also because:

      o some customers do not want to license technology from Microsoft or a consortium of large western conglomerates (such as those that own the core intellectual property used in the proprietary codecs);

      o we offer flexible licensing terms that do not involve burdensome standards-based licenses and fee structures; and

      o we are able to upgrade our technology regularly, because we do not have to submit proposed revisions to slow-acting standards committees.

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

CUSTOMERS

     Our customers, and the potential customers of our resellers, typically are large digital communication and media companies, entertainment companies, telecommunication companies and other global corporations that operate within the digital media industry. For the year ended December 31, 2004, one customer accounted for 47% of the Company's total revenues. For the year ended December 31, 2003, three customers accounted for 35%, 19% and 11% of the Company's total revenue. As of December 31, 2004, two customers accounted for 21% and 13% of total accounts receivable. As of December 31, 2003, two customers accounted for 59% and 18% of total accounts receivable.

INTELLECTUAL PROPERTY

     We regard much of our technology as proprietary and try to protect it by relying on trademarks, copyrights, patents, trade secret laws and confidentiality agreements. We view our copyrights, service marks, trademarks, trade secrets, proprietary technology and similar intellectual property as critical to our success. We currently hold several U.S. patents and have some U.S. and international patent applications pending. We believe that the patents that are currently issued are not material to our business. While we try to ensure that the quality of the On2 brand is maintained through such measures, there can be no assurance that steps we have taken and continue to take to protect our proprietary rights will be adequate or that third parties will not infringe on our intellectual property. In addition, there can be no assurance that third parties will not assert infringement claims against us which, even if not meritorious, could result in the expenditure of substantial resources and management effort.

     In connection with our software license agreements with third parties, we seek to control access to and distribution of our technology, documentation and other proprietary information. Even with all of these precautions, it could be possible for someone else to either copy or otherwise obtain and use our proprietary information without our authorization or to develop similar technology independently. Effective trademark, copyright and trade secret protection may not be available in every country in which our services are made available through the Internet, and policing unauthorized use of our proprietary information is difficult and expensive. In addition, some of our technology is protected as a trade secrets for which government registration is not available. We cannot be sure that the steps we have taken will prevent misappropriation of our proprietary information. Any misappropriation could have a material adverse effect on our business. In the future, we may need to go to court to either enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. That litigation might result in substantial costs and diversion of resources and management attention.

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

EMPLOYEES

     As of December 31, 2004, we had approximately 30 full-time employees. Of the total employees, 24 were engineering and product development personnel, 2 were sales and marketing personnel and 5 were general and administrative personnel.

     None of our employees are represented by a labor union, and we consider our relationship with our employees to be good. We supplement our work force from time to time with contractors, administrative personnel through employment agencies, and part time employees.

ITEM 2.  DESCRIPTION OF PROPERTY

     We do not own any real property. We lease approximately 7,246 square feet of space at 21 Corporate Dr., Suite 103, Clifton Park, NY 12065 where our principal executive, administrative and engineering offices are located at an annual rental fee of approximately $108,690. This lease expires on January 31, 2006. In addition, we lease approximately 400 square feet of space for certain of our executives and certain IT staff at 1560 Broadway, 10th Floor, New York, New York 10036. We pay an annual rental fee of approximately $110,000. This lease expires August 31, 2005. Management believes these facilities are all in usable condition and that these facilities are sufficient to meet our needs for the immediate future. Management also believes that both facilities are adequately covered by insurance.

     We do not invest in real estate or interests in real estate, real estate mortgages or securities of or interests in persons primarily engaged in real estate. It is not our policy to acquire assets primarily for possible capital gain or primarily for income, although during the year ended December 31, 2004 we received 2,224,000 shares of Powerlinx, Inc. common stock as payment of license fees pursuant to the terms of an August 2004 license agreement and $289,000 of revenue was recognized based on the market value of the stock. We also received 469,000 shares of this customer's common stock pursuant to the terms of a license agreement for a license fee of $150,000 that was recognized in 2003. During the year ended December 31, 2004 the Company sold 574,000 shares for proceeds of $89,000 and held 2,119,000 shares with a market value of $445,000 ($0.21 per share) as of December 31, 2004. The market value of these securities was $0.12 per share as of February 23, 2005. The Company's Chief Executive Officer (who is a director and shareholder of the Company) is a director of Powerlinx.

ITEM 3.  LEGAL PROCEEDINGS

On May 3, 2004, On2 commenced arbitration against its customer, Beijing E-World relating to a dispute arising from two license agreements that On2 and E-World entered into in June 2003. Under those agreements, On2 licensed the source code to its video compression (codec) technology to E-World for use in E-World's video disk (EVD) and high definition television (HDTV) products as well as for other non-EVD/HDTV products. We believed that the license agreements imposed a number of obligations on E-World, including the requirements that:

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

      On2's arbitration claim alleged that, despite its obligations under the contracts, E-World had:

      o Failed to pay On2 the quarterly payments of $1,232,000, which is currently due and owing;

      o     Failed to cause On2's software to be included in the EVD standard;
            and

      o Failed to use best reasonable efforts to have On2's video codec ported to a chip.

On2 had requested that the arbitrator award it $4,992,000 in damages under the contract and grant it further relief as may be just and equitable.

E-World responded by denying each of On2's claims and requesting that the arbitrator rule as to the meaning of certain language in the agreements.

On March 10, 2005, the London Court of International Arbitration tribunal released the decision of the arbitrator in On2's proceeding against its licensee, Beijing E-World, for breach of the two source code licenses between On2 and E-World. The arbitrator dismissed each of On2's claims and dismissed E-World's request for a declaration regarding meaning of certain language under the contracts. In particular, the arbitrator ruled that:

      o E-World was not obligated to pay minimum royalty amounts beginning in the first quarter of 2004, because the parties had not ported VP6 to a jointly-selected DSP;

      o E-World was not yet required to pay the remaining license fee due under the contracts; and

      o Because E-World had submitted On2's compression software to be made part of the People's Republic of China industrial standard for EVD prior to December 2003, E-World was not in breach of its obligation to have On2's software included as part of the EVD standard.

The arbitrator further found that:

      o     the contracts remain in effect; and

      o the parties have a continuing obligation to work towards porting On2's software to two commercially-available DSPs.

The arbitrator found that E-World did include the VP5 and VP6 codecs as part of its standards submissions to the Ministry of Information and China's Standards Accreditation Committee. On2 does not know whether the standards committee approved these recommendations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the American Stock Exchange under the symbol "ONT". The following table sets forth for the fiscal periods indicated the high and low bid prices of our common stock, as reported on the American Stock Exchange, since January 1, 2003:

                                                          HIGH          LOW
FISCAL YEAR 2005                                          ----          ---
            First Quarter (through March 11, 2005)     $     1.28    $    0.62

FISCAL YEAR 2004
            First Quarter                              $     1.66    $    0.86
            Second Quarter                             $     1.24    $    0.59
            Third Quarter                              $     1.04    $    0.63
            Fourth Quarter                             $     0.76    $    0.50

FISCAL YEAR 2003
            First Quarter                              $     0.55    $    0.25
            Second Quarter                             $     1.39    $    0.37
            Third Quarter                              $     4.50    $    1.21
            Fourth Quarter                             $     2.22    $    1.20


     There were approximately 309 stockholders of record of our common stock as of March 17, 2005.

     It is our present policy not to pay cash dividends and to retain future earnings to support our growth. We do not anticipate paying any cash dividends in the foreseeable future.

RECENT ISSUANCES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS FROM UNREGISTERED SECURITIES

Series A Convertible Debentures

     In September 2002, we issued $650,000 principal amount, 5.75%, four-year Series A Secured Convertible Debentures due in 2006 to a group of existing investors and two of our former board members (the "Series A Investors") who were, at the time of issuance, members of our board. The Company received all of the proceeds from the sale of the debentures. The debentures are convertible into the our common stock at a price of $0.112. In addition, we issued to the purchasers of the debentures warrants to acquire our common stock. We sold sixty-five units with a principal amount of $10,000 per unit; each unit contained one warrant to purchase 20% warrant coverage shares of our common stock at $0.112 per share. The debentures require us to pay interest to the debenture holders each November and May. The interest is payable in common stock based on the average closing price of the stock for the ten trading days prior to the payment date. The debentures are convertible into 5,804,000 shares of our common stock. The warrants are convertible into 1,161,000 shares of our common stock. We relied on Section (4)(2) of the Securities Act in issuing the debentures and warrants without registration. To date, the Series A Investors have converted an aggregate of $300,000 of the Series A Secured Convertible Debentures into shares of our common stock.

Series D Convertible Preferred Stock

  On October 28, 2004, the Company completed a private placement of its convertible securities (the "MidSummer Transaction") to MidSummer Investment Ltd. and Islandia L.P (the "Series D Investors"). The Company received gross proceeds of $4,000,000 and net proceeds of approximately $3,699,000. The Company paid a fee of $240,000 to H.C. Wainwright & Co., Inc. ("Wainwright"), and issued certain common stock warrants described below, for Wainwright's services as placement agent in the MidSummer Transaction. In addition, the Company paid approximately $61,000 in additional fees relating to the MidSummer Transaction and registration for resale of the Common Stock issuable upon conversion of the securities issued in connection with the MidSummer Transaction. In exchange for the proceeds, the Company issued 4,000 shares of a new Series D convertible preferred stock (the "Series D Preferred Stock"), which are convertible into an aggregate of 5,714,286 shares of the Company's common stock, par value $0.01 (the "Common Stock"). The Series D Preferred Stock is subject to a guaranteed 8% annual dividend, payable quarterly, and is mandatorily redeemable by the Company over an eighteen-month period starting in October 2006. Such redemptions can be made in cash or Common Stock, at the Company's option. If redemptions are made in Common Stock, the shares are valued at the average of the volume weighted average trading price of the Common Stock for the twenty trading days immediately prior to the redemption date. In addition, the Company granted the Investors a Series A Warrant and Series B Warrant, each of which is convertible into 2,994,011 shares of Common Stock. The Series A Warrant, which has been exercised as described below, bore an exercise price of $0.65 and could be redeemed by the Company for $0.01 if the Common Stock trades at or above $0.845 for 10 consecutive trading days at any point after the shares of Common Stock underlying the Series A Warrant had been registered for resale. The Series B Warrant bears an exercise price of $0.76 and expires on October 27, 2009. The Series D Preferred Stock and warrants are subject to weighted-average anti-dilution protection for issuances of securities below the conversion price. We relied on Section (4)(2) of the Securities Act in issuing the debentures and warrants without registration.

    On October 28, 2004, the Company issued to Wainwright 285,714 warrants (the "Wainwright Warrants"); these warrants were further payment, in addition to the $240,600 cash fee described above, for Wainwright's services as placement agent in connection with the MidSummer Transaction. Warrants in this series are convertible into Common Stock at an exercise price of $0.70 per share, expire on October 27, 2009, and are subject to weighted-average anti-dilution protection for issuances of securities below the conversion price.

  The Company has filed a registration statement with the SEC for resale of the Common Stock issuable upon conversion of the Series D Preferred Stock, Series A Warrants, Series B Warrants, and Wainwright Warrants. The Series D Investors have since exercised all of the Series A Warrants and have paid the exercise price of $1,946,000 to the Company. Upon receipt of the Series A Warrant exercise fee, the Company paid Wainwright a cash fee of $60,000 as further compensation for acting as placement agent on the MidSummer Transaction.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements, including the notes thereto, appearing elsewhere in this report.

OVERVIEW

     We are a leading video compression technology firm. We have developed a proprietary technology platform and video compression/decompression software ("codec") to deliver high quality video at the lowest possible data rates over proprietary networks and the Internet to set-top boxes, personal computers and wireless devices. We offer a suite of products and services that encompass our proprietary compression technology. Our service offerings include customized engineering, consulting services, technical support and high-level video encoding. In addition, we license our software products, which include video and audio codecs, encoding and server software, for use with video delivery platforms.

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

     In view of the rapidly evolving nature of our business and our limited operating history, we have limited experience forecasting our revenues and operating costs. Therefore, we believe that period-to-period comparisons of financial results are not necessarily meaningful and should not be relied upon as an indication of our future performance. To date, we have incurred substantial costs to create technology products and services. As of December 31, 2004, we had an accumulated deficit of $111.3 million. We will continue to incur costs to develop, introduce and enhance products and services, build brand awareness and grow our business. We may also incur significant additional costs related to technology, marketing or acquisitions of businesses and technologies to respond to changes in this rapidly developing industry. These costs may not correspond with any meaningful increases in revenues in the near term, if at all. As such, these costs may result in negative operating cash flows until such time as we generate sufficient revenues to offset such costs.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     This discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements that have been prepared under accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates. We have disclosed all significant accounting policies in note 1 to the consolidated financial statements included in this Form 10-KSB. The consolidated financial statements and the related notes thereto should be read in conjunction with the following discussion of our critical accounting policies. Our critical accounting policies and estimates are:

o    Revenue recognition
o    Equity-based compensation

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

      Equity-based compensation. SFAS No. 123, "Accounting for Stock-Based Compensation" encourages the use of the fair value based method of accounting for stock-based employee compensation. Alternatively, SFAS No. 123 allows entities to continue to apply the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations and provide pro forma disclosures of net income (loss) and earnings (loss) per share, as if the fair value-based method of accounting had been applied to employee awards. The Company has elected to continue to apply the provisions of APB Opinion 25 and provide the disclosures required by SFAS No. 123 and SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure."

RESULTS OF OPERATIONS

     Revenue. Revenue for the year ended December 31, 2004 were $3,028,000 as compared to $3,302,000 for the year ended December 31, 2003. Revenue for the years ended December 31, 2004 and 2003 were derived from engineering and consulting services, the sale of software licenses and royalties. The following table sets forth the allocation of revenues, in terms of percentages, for the years ended December 31, 2004 and 2003:

                                                2004      2003
                                                ----      ----
     Licensing                                   85%       81%
     Engineering services and support            14%       19%
     Royalties                                    1%
                 Total                          100%      100%


For the years ended December 31, 2004 and 2003, engineering services and support revenue and software licenses were the significant revenue streams and are expected to be the significant future revenue streams as we continue to provide these services and products to clients who deliver high quality video to proprietary networks, consumer electronic devices, wireless applications and IP based end users. As we go forward, we expect our revenue from royalties to become an increasing component of our licensing revenues.

OPERATING EXPENSES

     The Company's operating expenses consist of cost of revenues, research and development, sales and marketing and general and administrative expenses. Operating expenses for the year ended December 31, 2004 were $6,518,000 as compared to $5,665,000 for the year ended December 31, 2003.

     Cost of Revenue. Cost of revenue includes personnel, related overhead expenses, fees paid for licensed technology, depreciation costs and the amortization of purchased technology. Cost of revenue was $1,437,000 for the year ended December 31, 2004 as compared to $1,506,000 for the year ended December 31, 2003. Cost of revenue decreased $69,000 for the year ended December 31, 2004, due to a $463,000 decrease in amortization of purchased technology, offset by an increase of $165,000 in equity-based compensation and $235,000 in additional personnel costs. Purchased technology was fully amortized in 2003.

     Research and Development. Research and development expenses primarily consist of salaries and related expenses associated with the development and production of our products and services, related overhead expenses and depreciation costs. Research and development expenses were $884,000 and $1,124,000 for the years ended December 31, 2004 and 2003, respectively. The decrease is primarily attributed to a decrease in personnel and depreciation associated with research and development. We believe that continued investments in research and development are necessary to improve our competitive advantage and we will continue to invest in such costs as considered necessary.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related costs, tradeshow costs, marketing and promotional costs incurred to create brand awareness and public relations expenses. Sales and marketing expenses for the year ended December 31, 2004 were $459,000 as compared with $527,000 for the year ended December 31, 2003. The decrease is primarily attributable to a decrease in personnel and tradeshow costs. We intend to continue to recruit and hire experienced personnel, as necessary, to sell and market our products and services.

     General and Administrative. General and administrative expenses consist primarily of salaries and related personnel costs for general corporate functions including finance, human resources, outside legal and professional fees, stock listing fees, reserve for uncollectible accounts receivable and insurance. General and administrative costs for the year ended December 31, 2004 were $3,068,000 as compared with $2,448,000 for the year ended December 31, 2003. The increase is attributable to an increase in legal fees, stock listing fees and an increase in the reserve for uncollectible accounts receivable partially offset by decreases in depreciation and insurance costs.

   Equity-based Compensation, During 2004 the Company granted restricted stock to its employees and directors as compensation. The company issued 870,000 shares of its common stock, with a fair value of $835,000. The related compensation expense of $835,000 was recognized in 2004.

Interest and Other Income (Expense), Net. Interest and other income (expense) was $47,000 for the year ended December 31, 2004 as compared with $(2,000) for the year ended December 31, 2003. Interest and other income (expense) primarily consists of net gains on marketable equity securities and interest earned on our cash and cash equivalent balances, offset by interest on capital lease obligations and indebtedness, and the amortization of debt discounts. The increase in interest and other income for the year ended December 31, 2004, is primarily a result of a net gain on marketable equity securities in 2004 partially offset by the E-Coin settlement received in 2003.

      Income Taxes. Income taxes reflect state and local taxes and for the year ended December 31, 2004 were $2,000 as compared with $10,000 for the year ended December 31, 2003.

      At December 31, 2004, we had approximately 30 full-time employees. We expect to hire employees as necessary in order to attain our strategic objectives.

LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 2004, we had cash reserves of $5,418,000 as compared with $2,963,000 at December 31, 2003. At December 31, 2004 we had working capital of $5,466,000 as compared with $3,520,000 at December 31, 2003.

     Net cash used in operating activities was $2,108,000 and $1,980,000 for the years ended December 31, 2004 and 2003, respectively. The increase in net cash used in operating activities is primarily attributable to an increase in our net loss, the receipt of marketable equity securities received as payment of a license fee, and a decrease in depreciation and amortization, partially offset by an increase in equity-based compensation, a decrease in accounts receivable and an increase in accounts payable and accrued expenses.

      Cash flows from investing activities were $70,000 and ($39,000) for the years ended December 31, 2004 and 2003, respectively. The increase is attributable to proceeds from the sale of marketable equity securities.

      Net cash provided by financing activities was $4,517,000 and $4,431,000 for the years ended December 31, 2004 and 2003, respectively. The increase is attributable to proceeds received from the issuance of Series D Preferred Stock partially offset by decreases in proceeds from the sale of common stock and the exercise of common stock options and warrants.

      The Company currently has no material commitments for the next 12 months other than those under operating lease arrangements. These arrangements consist primarily of lease arrangements for the Company's office space in Clifton Park and New York City. The aggregate required payments for the next 12 months under these arrangements are $145,000. Additionally, notwithstanding the above, our most significant non-contractual operating costs for the next 12 months are compensation and benefit costs, insurance costs and general overhead costs such as telephone and utilities. During 2005, we anticipate incurring approximately $500,000 per month in cash operating costs.

      The Company believes that existing funds are sufficient to fund its operations through 2005. The Company plans to increase cash flows from operations principally from increases in revenue generated from its compression technology services and products. The Company may also pursue additional financings. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors That May Affect Future Operating Results."

      In October 2004, the Company designated 4,000 shares of its authorized preferred stock as Series D Convertible Preferred Stock, $0.01 par value ("Series D Preferred") and completed the sale of 4,000 shares of Series D Preferred at $1,000 per share to two institutional investors, led by Midsummer Investment Ltd., for net proceeds of $3,699,000. The Series D Convertible Preferred is convertible at any time into common stock at an initial conversion price of $0.70 per share of common stock.

      The Series D Preferred is mandatorily redeemable by the Company over an 18-month period beginning in October 2006. Such redemptions can be made in cash or Common Stock, at the Company's option. If redemptions are made in Common Stock, the shares are valued at the average of the volume weighted average trading price of the Common Stock for the 20 trading days immediately prior to the redemption date.

      The Investors also received one-year warrants to purchase an aggregate of 2,994,000 shares of common stock at an exercise price of $0.65 per share and five-year warrants to purchase an aggregate of 2,994,000 shares of Common Stock at an exercise price of $0.76 per share. The Series D Preferred and warrants are subject to certain anti-dilution protection for issuances of securities below the conversion price. Holders of Series D Preferred are entitled to receive an 8% annual cumulative dividend, payable quarterly in cash or shares of Common Stock at the Company's option, subject to the satisfaction of certain conditions.

      The Series D Preferred includes a liquidation preference. In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of shares of Series D Preferred are entitled to receive an amount equal to $1,000 per share. The liquidation price per share would be paid out of the assets of the Company available for distribution prior to any payments made on any shares of the Company's junior securities.

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

      In December 2000 and 2001, the Company entered into common stock purchase agreements with an accredited investor for the sale, from time to time over 36 month terms, of the Company's Common Stock. During the year ended December 31, 2003, the Company issued 3,387,000 shares of its Common Stock and received proceeds of $1,314,000 in connection with these agreements. As of December 31, 2004 these agreements have expired.

      We have experienced significant operating losses and negative operating cash flows to date. Our management's plan to increase our cash flows from operations relies significantly on increases in revenue generated from our compression technology services and products. However, there are no assurances that we will be successful in effecting such increases. The market for distribution of compression technology services is highly competitive. Additionally, our capital requirements depend on numerous factors, including market acceptance of our technology and services, research and development costs and the resources we spend on marketing and selling our products and services. Additionally, we continue to evaluate investments in complementary businesses, products and services, some of which may be significant.

     IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In December 2004, the FASB issued SFAS No. 123 (revised 2004) "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) addresses the accounting for transactions in which an enterprise exchanges its equity instruments for employee services. It also addresses transactions in which an enterprise incurs liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of those equity instruments in exchange for employee services. The cost of employee services received in exchange for equity instruments, including employee stock options, is to be measured on the grant-date fair value of those instruments. That cost will be recognized as compensation expense over the service period, which would normally be the vesting period. SFAS 123(R) is effective as of the first interim or annual reporting period that begins after June 15, 2005. We are currently evaluating the impact of SFAS 123R on our financial position and results of operations.

LIMITATION ON USE OF NET OPERATING LOSS AND OTHER TAX CREDIT CARRY-FORWARDS

     At December 31, 2004, the Company had available net operating loss carry-forwards of approximately $80,629,000. The net operating loss carry-forwards expire at various dates through 2024.

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

      The merger of The Duck Corporation with and into a wholly owned subsidiary of Applied Capital Funding, Inc. may have involved an "ownership change" and thus we may be unable to use a material portion of our available net operating loss carry-forwards. Furthermore, in the ordinary course of the Company's business operations we have and may continue to issue shares in conjunction with acquisitions or additional financing, in order to meet the Company's growth objectives and liquidity constraints. In addition, the exercise of outstanding warrants and certain options to purchase shares of Common Stock may require us to issue additional shares of Common Stock. Past and future issuances of shares of Common Stock may limit our ability to use a substantial amount of our available net operating loss carry-forwards to reduce future taxable income.

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

WE MAY NEED TO OBTAIN ADDITIONAL CASH TO OPERATE OUR BUSINESS, AND TO BE ABLE TO EXECUTE OUR BUSINESS PLAN AND MAY NOT ACHIEVE PROFITABILITY.

     Since our inception, we have incurred significant losses and negative cash flow from operations, and as of December 31, 2004, we had an accumulated deficit of approximately $111.4 million. On February 28, 2005, we had cash reserves of approximately $8,700,000. During fiscal 2005, we expect to meet our working capital obligations and other cash requirements with cash derived from the sale of our products and services and from our cash reserves. There can be no assurance, however, that cash derived from the sale of our products and services will be sufficient for our operating needs or that we will be able to achieve profitability on a consistent basis, if at all. In the event that cash used in operations is higher than anticipated and we are unable to secure additional funding, in order to preserve cash, we would be required to further reduce expenditures and effect further reductions in our corporate infrastructure, either of which could have a material adverse effect on our ability to continue our current level of operations. Even if we obtain additional working capital in the near future, to the extent that operating expenses increase or we need additional funds to make acquisitions, develop new technologies or acquire strategic assets, the need for additional funding may be accelerated and there can be no assurances that any such additional funding can be obtained on terms acceptable to us, if at all.

IF WE CANNOT GENERATE SUFFICIENT POSITIVE CASH FLOWS FROM OUR OPERATIONS, OUR OPERATING RESULTS AND OUR STOCK PRICE MAY BE NEGATIVELY IMPACTED.

    We currently do not generate sufficient revenues to offset our operating costs. Moreover, as we continue to expand our product and service offerings to maintain our competitive advantage, we may be required to incur additional costs to hire and retain additional personnel, license complementary third party technology for use in our proprietary software or expand both our international and domestic presence to enter new markets. These costs may significantly increase our current level of monthly operating expenses. Failure to generate sufficient capital through both our revenue streams and financings may require us to execute additional corporate restructurings, scale back our product or service offerings or limit the markets into which we enter. Any of these items, or a combination thereof, could have a harmful effect on our operating results and our stock price.

WE HAVE A HISTORY OF LOSSES AND NEGATIVE CASH FLOW FROM OPERATIONS AND ANTICIPATE CONTINUED LOSSES.

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

BECAUSE WE CHANGED OUR STRATEGIC OPERATING MODEL, WE ARE A RELATIVELY NEW COMPANY AND WE MAY BE UNABLE TO MAKE THE CHANGES NECESSARY TO OPERATE AS A NEW COMPANY AND EXECUTE OUR BUSINESS PLAN.

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

OUR STOCK PRICE MAY FLUCTUATE FOR REASONS BEYOND OUR CONTROL, WHICH COULD RESULT IN LOSSES ON YOUR INVESTMENT IN OUR STOCK.

      Fluctuations in the market price of our common stock may adversely affect our access to capital and financing and our ability to attract and retain qualified personnel. Historically, our common stock price has fluctuated widely, with a 52-week range as of February 23, 2005 of $0.51 to $1.18. We expect fluctuations to continue in the future for a number of reasons, including:

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

WE MAY NEVER RECOVER THE MINIMUM ROYALTIES PROVIDED UNDER THE
E-WORLD CONTRACTS AND OUR SOFTWARE MAY NEVER BE INCLUDED IN THE EVD STANDARD.

In June 2003, we entered into two agreements with Beijing E-World. Under those agreements, we licensed the source code to our video compression (codec) technology to E-World for use in E-World's videodisk (EVD) and high definition television (HDTV) products as well as for other non-EVD/HDTV products. We believed that the license agreements imposed a number of obligations on E-World, including the requirements that:

      o Commencing in the first calendar quarter of 2004 and continuing through 2005, E-World pay to On2 certain minimum quarterly payments;

      o E-World cause our software to be included in a new Chinese national standard for EVD by December 31, 2003; and

      o E-World use best reasonable efforts to have our video codec "ported" to (i.e., integrated with) a chip to be used in EVD players.

Our agreements with Beijing E-World provide for payment of minimum royalties for the eight fiscal quarters beginning in the first quarter of 2004. The quarterly payments are $410,500 for each quarter of 2004 and $837,500 for each quarter of 2005. In May 2004, we commenced arbitration against E-World for failing to pay the quarterly minimums. In March, 2005, the arbitrator in our dispute with E-World ruled that E-World was not obligated to pay the minimum quarterly payments for the previous quarters, because the parties had not jointly selected, and ported VP6, to a commercial digital signal processor (DSP) to use in EVD players. The arbitrator's ruling does not clearly state whether we will be entitled to receive eight quarters of minimum payments if the parties do port VP6 to a DSP at some time in the future. It is therefore possible that E-World will not have to pay us any of the minimums if VP6 is not ported by the end of 2005. In that event, since E-World would not be obligated to use our software in its products, we might never receive any additional royalties, and the only payment that we could receive under the agreements would be the $750,000 in unpaid license fees due after the parties have completed the selection of and porting VP6 to two DSPs. It is possible, however, that the parties will never agree on the selection of two DSPs, in which case we might never receive any additional license fees under the agreements.

In addition, the arbitrator ruled that, by submitting On2's software as part of the proposed EVD standard, E-World had complied with its obligation to have our software included in the EVD standard. We do not know, however, whether the Chinese government has accepted On2's software for inclusion in the standard. Accordingly, E-World may claim that it has no continuing obligation to attempt to get On2's software included in the EVD standard, and it is therefore possible that we may never be included in the EVD standard.

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

WE HAVE NEVER PAID COMMON STOCK DIVIDENDS AND DO NOT ANTICIPATE PAYING COMMON STOCK DIVIDENDS IN THE FORESEEABLE FUTURE.

     We currently intend to retain earnings, if any, to support our growth strategy. We do not anticipate paying dividends on our common stock in the foreseeable future.

ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements are included herein and filed as a part of this report. See Index on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

ITEM 8A.   CONTROLS AND PROCEDURES

     (a)  Evaluation of Disclosure Controls and Procedures

     Our chief executive officer and chief financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934), as of the end of the period covered by this Form 10-KSB for the fiscal year ended December 31, 2004 (the "Evaluation Date"). They have concluded that, as of the Evaluation Date, our disclosure controls and procedures were operating effectively.

     (b)  Changes in Internal Controls

    There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act, that occurred during the fiscal quarter ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The information required is incorporated by reference from the sections entitled "Directors and Executive Officers", "The Board of Directors" and "Compliance with Section 16(a) of the Exchange Act" contained in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 5, 2005 (the "Proxy Statement"), which is to be filed with the Securities and Exchange Commission.

ITEM 10.  EXECUTIVE COMPENSATION

     The information required is incorporated by reference from the section entitled "Executive Compensation" contained in the Proxy Statement, which is to be filed with the Securities and Exchange Commission.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

ITEM 13.  EXHIBITS.

 Exhibits

The exhibits listed in the Index to Exhibits, which appears below, are filed as a part of this annual report.

                                INDEX TO EXHIBITS

 EXHIBIT
    NO.                                  IDENTIFICATION OF EXHIBIT
---------                                -------------------------

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

10.5******            Common Stock Purchase Agreement, dated as of November 21,
                      2001,between the Company and Crossover Ventures, Inc.

10.6*********         Lease Agreement, dated as of September 26, 2002 between
                      the Company and Sitterly Associates II, LLC.

10.7************      Source Code License and Software Distribution Agreement
                      (EVD Products) dated as of June 21, 2003 between On2
                      Technologies, Inc., Beijing E-World Technology Co. Ltd.
                      and Nature Talent Limited.

10.8************      Source Code License and Software Distribution Agreement
                      (Non-EVD Products) dated as of June 21, 2003 between On2
                      Technologies, Inc., Beijing E-World Technology Co. Ltd.
                      and Nature Talent Limited

10.9*************     Software Distribution Agreement, dated as of August 25,
                      2003, by and between the Company and Allied Telesis K.K.

10.10**************   Employment Agreement with Tim Reusing

10.11**************   Employment Agreement with Eric Ameres

10.12***************  Registration Rights Agreement, dated October 27, 2004

21*******             Subsidiaries

23.1***************   Consent of Eisner LLP

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

**************        Filed as an Exhibit to the Company's Form 10-KSB for the
                      fiscal year ended December 31, 2003 and incorporated by reference herein.

***************       Filed as an Exhibit to the Company's Registration
                      Statement on Form S-3, Registration No. 333-120801, and incorporated by reference herein.

     (b) Reports filed on Form 8-K for the three months ended December 31, 2004.

The Company filed a Current Report on Form 8-K on February 26, 2004, containing a press release announcing the Company's results of operations for the fourth quarter ending December 31, 2003.

The Company filed a Current Report on Form 8-K on April 29, 2004 containing a press release announcing the Company's results of operations for the first quarter ending March 31, 2004.

The Company filed a Current Report on Form 8-K on July 22, 2004 containing a press release announcing the Company's results of operations for the first quarter ending June 30, 2004.

The Company filed a Current Report on Form 8-K on October 28, 2004 containing a press release announcing the Company's results of operations for the first quarter ending September 30, 2004.

The Company filed a Current Report on Form 8-K on October 28, 2004 announcing that it had entered into a series of definitive agreements with two institutional investors, led by MidSummer Investment Ltd., in connection with a private placement of $4,000,000 of the Company's Series D Convertible Preferred Stock (the "MidSummer Transaction").

The Company filed a Current Report on Form 8-K on November 11, 2004 announcing that it had closed the MidSummer Transaction.


ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required is incorporated by reference from the section entitled "Proposal To Ratify the Appointment of Eisner LLP" contained in the Proxy Statement, which is to be filed with the Securities and Exchange Commission.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereby duly authorized on March 17, 2005.

ON2 TECHNOLOGIES, INC.


By:  /s/ DOUGLAS A. MCINTYRE
     -------------------------------------------
     Douglas A. McIntyre
     Chairman, President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

         SIGNATURE                        TITLE                       DATE
         ---------                        -----                       ----

 /s/ DOUGLAS A. MCINTYRE        Chairman, President and         March 17, 2005
---------------------------     Chief Executive Officer
  (Douglas A. McIntyre)         (Principal Executive Officer)

   /s/ ANTHONY PRINCIPE         Senior Vice President and       March 17, 2005
---------------------------     Chief Financial Officer
    (Anthony Principe)          (Principal Financial Officer)

    /s/ MIKE KOPETSKI           Director                        March 17, 2005
---------------------------
     (Mike Kopetski)

  /s/ WILLIAM A. NEWMAN         Director                        March 17, 2005
---------------------------
   (William A. Newman)

  /s/ J. ALLEN KOSOWSKY         Director                        March 17, 2005
---------------------------
   (J. Allen Kosowsky)

 /s/ DOUGLAS A. MCINTYRE        Director                        March 17, 2005
---------------------------
  (Douglas A. McIntyre)

    /s/ THOMAS WEIGMAN          Director                        March 17, 2005
---------------------------
     (Thomas Weigman)

  /s/ MICHAEL J. ALFANT         Director                        March 17, 2005
---------------------------
   (Michael J. Alfant)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Report of Independent Registered Public Accounting Firm...................  F-2

Consolidated Balance Sheets as of December 31, 2004 and 2003..............  F-3

Consolidated Statements of Operations for the years ended
    December 31, 2004 and 2003............................................  F-4

Consolidated Statements of Changes in Stockholders' Equity
    for the years ended December 31, 2004 and 2003........................  F-5

Consolidated Statements of Cash Flows for the years ended
    December 31, 2004 and 2003............................................  F-8

Notes to Consolidated Financial Statements................................  F-10

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
On2 Technologies, Inc.

      We have audited the accompanying consolidated balance sheets of On2 Technologies, Inc. and subsidiaries (the "Company") as of December 31, 2004 and 2003 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of On2 Technologies, Inc. and subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.


New York, New York
January 21, 2005

With respect to Notes 2, 10(d) and 12
March 10, 2005

                             ON2 TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                       December 31,
                                                                              ------------------------------
                                                                                   2004             2003
                                                                              -------------    -------------
                                  ASSETS

Current assets:
  Cash and cash equivalents ...............................................   $   5,418,000    $   2,963,000
  Marketable equity securities, at market .................................         445,000
  Accounts receivable, less allowance for doubtful
    accounts of $140,000 and $15,000 as of December 31,
    2004 and 2003, respectively ...........................................         249,000          826,000
  Prepaid expenses and other current assets ...............................         156,000          164,000
                                                                              -------------    -------------

       Total current assets ...............................................       6,268,000        3,953,000

Property and equipment, net ...............................................          87,000          149,000
Other assets ..............................................................          80,000           26,000
                                                                              -------------    -------------
       Total assets .......................................................   $   6,435,000    $   4,128,000
                                                                              =============    =============

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable.........................................................   $     177,000    $     119,000
  Accrued expenses ........................................................         393,000          221,000
  Deferred revenue ........................................................         153,000           30,000
  Term-loan ...............................................................          62,000           63,000
  Capital lease obligation ................................................          17,000
                                                                              -------------    -------------
       Total current liabilities ..........................................         802,000          433,000

Capital lease obligation, excluding current portion .......................          26,000
Convertible debentures, net of debt discount of $20,000 and $41,000
   as of December 31, 2004 and 2003, respectively .........................         330,000          409,000
                                                                              -------------    -------------
       Total liabilities ..................................................       1,158,000          842,000
                                                                              -------------    -------------
Commitments and contingencies (Note 10)

Stockholders' equity:
   Preferred stock, $0.01 par value; 20,000,000 shares authorized;
       3,303,000 and 5,565,000 convertible shares issued and
       outstanding at December 31, 2004 and 2003, respectively
      (aggregate of liquidation value of $10,704,000 as of
      December 31, 2004 ...................................................          33,000           56,000
   Common stock, $0.01 par value; 150,000,000 shares
      authorized; 80,328,000 and 74,146,000 shares issued and
      outstanding at December 31, 2004 and 2003, respectively .............         803,000          741,000
   Additional paid-in capital .............................................     115,841,000      110,229,000
   Accumulated other comprehensive loss ...................................         (42,000)         (18,000)
   Accumulated deficit ....................................................    (111,358,000)    (107,722,000)
                                                                              -------------    -------------
       Total stockholders' equity .........................................       5,277,000        3,286,000
                                                                              -------------    -------------
       Total liabilities and stockholders' equity .........................   $   6,435,000    $   4,128,000
                                                                              =============    =============

           See accompanying notes to consolidated financial statements

                             ON2 TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     Year Ended December 31,
                                                                  ----------------------------
                                                                      2004            2003
                                                                  ------------    ------------
Revenue (1) ...................................................   $  3,028,000    $  3,302,000

Operating expenses:
      Cost of revenue (2) .....................................      1,437,000       1,506,000
      Research and development (3) ............................        884,000       1,124,000
      Sales and marketing (3) .................................        459,000         527,000
      General and administrative (3) ..........................      3,068,000       2,448,000
      Equity-based compensation:
            Research and development ..........................         68,000
            Sales and marketing ...............................         19,000
            General and administrative ........................        583,000          60,000
                                                                  ------------    ------------
Total operating expenses ......................................      6,518,000       5,665,000
                                                                  ------------    ------------
Loss from operations ..........................................     (3,490,000)     (2,363,000)

Interest and other income (expense), net ......................         47,000          (2,000)
                                                                  ------------    ------------
Loss before provision for income taxes ........................     (3,443,000)     (2,365,000)

Provision for income taxes ....................................          2,000          10,000
                                                                  ------------    ------------
Net loss ......................................................     (3,445,000)     (2,375,000)

Convertible preferred stock deemed dividend ...................        120,000         228,000
Convertible preferred stock 8% dividend .......................         57,000
Accretion of costs associated with the Series D Preferred Stock         14,000
                                                                  ------------    ------------
Net loss attributable to common stockholders ..................   $ (3,636,000)   $ (2,603,000)
                                                                  ============    ============

Basic and diluted net loss attributable to common stockholders
  per common share ............................................   $      (0.05)   $      (0.04)
                                                                  ============    ============

Weighted average basic and diluted common shares outstanding ..     77,187,000      64,654,000
                                                                  ============    ============

(1) Includes $289,000 and $150,000 for the years ended December 31, 2004 and 2003, respectively, from a related party.
(2) Includes equity-based compensation of $165,000 for the year ended December 31, 2004.
(3) Excludes equity-based compensation, which is presented separately.



           See accompanying notes to consolidated financial statements

                             ON2 TECHNOLOGIES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                   Convertible
                                                 Preferred Stock                      Common Stock            Additional
                                           -------------------------         ---------------------------       Paid-in
                                               Shares        Amount              Shares          Amount        Capital
                                           -----------     ---------         ------------    -----------    -------------
Balance at January 1, 2003.................  9,920,000      $ 99,000           59,588,000      $ 596,000    $ 105,422,000
Net loss...................................
Foreign currency translation adjustment....

Comprehensive loss.........................

Issuance of common stock in connection                                          2,579,000         25,000        1,355,000
  with the exercise of stock options.......
Issuance of common stock in connection
  with the exercise of warrants............                                     1,503,000         15,000        1,710,000
Issuance of common stock in connection
  with the conversion of Series A secured
  convertible debentures...................                                     1,786,000         18,000          182,000
Issuance of common stock in
   connection with the equity line
   of credit ..............................                                     3,387,000         34,000        1,280,000
Issuance of common stock in
   connection with the conversion
   of Series C-V preferred stock........... (1,923,000)      (19,000)           2,644,000         26,000           (7,000)
Issuance of common stock in
   connection with the conversion
   of Series C-VI preferred stock.......... (2,432,000)      (24,000)           2,606,000         26,000           (2,000)
Issuance of common stock in
   connection with the payment of
   interest on the Series A secured
   convertible debentures..................                                        53,000          1,000           43,000
Warrants issued for consulting
   services................................                                                                        60,000
Purchase of warrants.......................                                                                       (42,000)
Warrants issued and discount recognized
  in connection with issuance of
  convertible debentures...................
Convertible preferred stock deemed
  dividends................................                                                                       228,000
                                           ------------------------------------------------------------------------------
Balance at December 31, 2003...............  5,565,000      $ 56,000           74,146,000      $ 741,000    $ 110,229,000
                                           ==============================================================================

                                            Accumulated
                                               Other                                        Total
                                           Comprehensive            Accumulated         Stockholders'
                                                Loss                  Deficit               Equity
                                           ---------------       --------------        ---------------
Balance at January 1, 2003.................$       (16,000)      $ (105,119,000)         $   982,000
Net loss...................................                          (2,375,000)          (2,375,000)
Foreign currency translation adjustment....         (2,000)                                   (2,000)
                                                                                        --------------
Comprehensive loss.........................                                               (2,377,000)
                                                                                        --------------
Issuance of common stock in connection                                                      1,380,000
  with the exercise of stock options.......
Issuance of common stock in connection
  with the exercise of warrants............                                                 1,725,000
Issuance of common stock in connection
  with the conversion of Series A secured
  convertible debentures...................                                                   200,000
Issuance of common stock in
   connection with the equity line
   of credit ..............................                                                 1,314,000
Issuance of common stock in
   connection with the conversion
   of Series C-V preferred stock...........                                                         0
Issuance of common stock in
   connection with the conversion
   of Series C-VI preferred stock..........                                                         0
Issuance of common stock in
   connection with the payment of
   interest on the Series A secured
   convertible debentures..................                                                    44,000
Warrants issued for consulting
   services................................                                                    60,000
Purchase of warrants.......................                                                   (42,000)
Warrants issued and discount recognized
  in connection with issuance of
  convertible debentures...................
Convertible preferred stock deemed
  dividends................................                           (228,000)                     0
                                           -----------------------------------------------------------
Balance at December 31, 2003...............$       (18,000)      $ (107,722,000)          $ 3,286,000
                                           ===========================================================

           See accompanying notes to consolidated financial statements

                             ON2 TECHNOLOGIES, INC.
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)

                                                   Convertible
                                                 Preferred Stock                     Common Stock             Additional
                                           -------------------------         ---------------------------       Paid-in
                                               Shares        Amount              Shares          Amount        Capital
                                           -----------     ---------         ------------    -----------    --------------
Balance at December 31, 2003...............  5,565,000      $ 56,000           74,146,000      $ 741,000    $ 110,229,000
Net loss...................................
Foreign currency translation adjustment....

Comprehensive loss.........................

Issuance of common stock in connection                                            277,000          3,000           64,000
  with the exercise of stock options.......
Issuance of common stock in connection
  with the exercise of warrants............                                     1,435,000         14,000          749,000
Issuance of common stock in connection
  with the conversion of Series A secured
  convertible debentures...................                                       893,000          9,000           91,000
Issuance of common stock to
   employees and directors as
   compensation ...........................                                       870,000          9,000          826,000
Issuance of common stock in
   connection with the conversion
   of Series A preferred stock.............   (400,000)       (4,000)             400,000          4,000
Issuance of common stock in
   connection with the conversion
   of Series C-V preferred stock...........   (727,000)       (7,000)           1,000,000         10,000           (3,000)
Issuance of common stock in
   connection with the conversion
   of Series C-VI preferred stock.......... (1,139,000)      (12,000)           1,210,000         12,000
Issuance of common stock in
   connection with the payment of
   interest on the Series A secured
   convertible debentures..................                                        37,000              0           23,000
Issuance of common stock in
   connection with the payment of
   dividends on the Series D
   convertible preferred stock.............                                        60,000          1,000           29,000
Issuance of Series D convertible
   preferred stock.........................      4,000             0                                            3,699,000
Deemed dividend on Series D convertible
  preferred stock..........................                                                                       120,000
Accrued dividend on Series D convertible
  preferred stock..........................
Accretion of costs associated with the
  issuance of  the Series D convertible
  preferred stock..........................                                                                        14,000
                                           -------------------------------------------------------------------------------
Balance at December 31, 2004................ 3,303,000      $ 33,000           80,328,000      $ 803,000    $ 115,841,000
                                           ===============================================================================

                                            Accumulated
                                               Other                                        Total
                                           Comprehensive            Accumulated         Stockholders'
                                                Loss                  Deficit               Equity
                                           ---------------       --------------        ---------------
Balance at December 31, 2003...............$       (18,000)      $ (107,722,000)         $ 3,286,000
Net loss...................................                          (3,445,000)          (3,445,000)
Foreign currency translation adjustment....        (24,000)                                  (24,000)
                                                                                        -------------
Comprehensive loss.........................                                                (3,469,000)
                                                                                        -------------
Issuance of common stock in connection                                                         67,000
  with the exercise of stock options.......
Issuance of common stock in connection
  with the exercise of warrants............                                                   763,000
Issuance of common stock in connection
  with the conversion of Series A secured
  convertible debentures...................                                                   100,000
Issuance of common stock to
   employees and directors as
   compensation ...........................                                                   835,000
Issuance of common stock in
   connection with the conversion
   of Series A preferred stock.............                                                         0
Issuance of common stock in
   connection with the conversion
   of Series C-V preferred stock...........                                                         0
Issuance of common stock in
   connection with the conversion
   of Series C-VI preferred stock..........                                                         0
Issuance of common stock in
   connection with the payment of
   interest on the Series A secured
   convertible debentures..................                                                    23,000
Issuance of common stock in
   connection with the payment of
   dividends on the Series D
   convertible preferred stock.............                             (30,000)                    0
Issuance of Series D convertible
   preferred stock.........................                                                 3,699,000
Deemed dividend on Series D convertible
  preferred stock..........................                            (120,000)                    0
Accrued dividend on Series D convertible
  preferred stock..........................                             (27,000)              (27,000)
Accretion of costs associated with the
  issuance of  the Series D convertible
  preferred stock..........................                             (14,000)                    0
                                           -----------------------------------------------------------
Balance at December 31, 2004...............$       (42,000)      $ (111,358,000)         $ 5,277,000
                                           ===========================================================

           See accompanying notes to consolidated financial statements

                             ON2 TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Year Ended December 31,
                                                                                  --------------------------
                                                                                      2004           2003
                                                                                  -----------    -----------
Cash flows from operating activities:
  Net loss ....................................................................   $(3,445,000)   $(2,375,000)
    Adjustments to reconcile net loss to net cash used in operating activities:
      Equity-based compensation ...............................................       835,000         60,000
      Common stock issued for debenture interest ..............................        23,000         44,000
      Write-off of fixed assets ...............................................        20,000
      Depreciation and amortization ...........................................       115,000        706,000
      Marketable equity securities received as payment of license fee .........      (289,000)
      Unrealized gain on marketable equity securities .........................      (121,000)
      Realized loss on marketable equity securities ...........................        26,000
      Amortization of debt discount ...........................................        21,000         40,000
      Changes in operating assets and liabilities:
         Accounts receivable, net .............................................       427,000       (225,000)
         Prepaid expenses and other current assets ............................         8,000        (63,000)
         Other assets .........................................................       (54,000)       (17,000)
         Accounts payable and accrued expenses ................................       203,000       (180,000)
         Deferred revenue .....................................................       123,000         30,000
                                                                                  -----------    -----------
            Net cash used in operating activities .............................    (2,108,000)    (1,980,000)
                                                                                  -----------    -----------
Cash flows from investing activities:
  Proceeds from the sale of marketable equity securities ......................        89,000
  Purchases of property and equipment .........................................       (19,000)       (39,000)
                                                                                  -----------    -----------

            Net cash provided by (used in) investing activities ...............        70,000        (39,000)
                                                                                  -----------    -----------
  Cash flows from financing activities:
  Principal payments on capital lease obligations .............................       (11,000)        (9,000)
  Purchase of common stock warrants ...........................................                      (42,000)
  Proceeds from (principal payments on) term-loan, net ........................        (1,000)        63,000
  Net proceeds from the sale of common stock ..................................                    1,314,000
  Net proceeds from the issuance of Series D convertible Preferred Stock ......     3,699,000
  Proceeds from exercise of common stock options and warrants .................       830,000      3,105,000
                                                                                  -----------    -----------
            Net cash provided by financing activities .........................     4,517,000      4,431,000
                                                                                  -----------    -----------
Net change in cash and cash equivalents .......................................     2,479,000      2,412,000
Effect of exchange rate changes on cash and cash equivalents ..................       (24,000)        (2,000)
Cash and cash equivalents, beginning of year ..................................     2,963,000        553,000
                                                                                  -----------    -----------
Cash and cash equivalents, end of year ........................................   $ 5,418,000    $ 2,963,000
                                                                                  ===========    ===========

                             ON2 TECHNOLOGIES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Supplemental disclosure of cash flow information and non-cash transactions:

                                                                                            Year Ended December 31,
                                                                                    ------------------------------------
                                                                                          2004                 2003
                                                                                    ---------------      ---------------
 Cash paid during the year for:
    Interest....................................................................... $        11,000      $        12,000
                                                                                    ===============      ===============
    Taxes.......................................................................... $         7,000      $        14,000
                                                                                    ===============      ===============
    Non-cash transactions:
    Acquisition of fixed assets under capital leases............................... $        54,000
                                                                                    ===============
    Conversion of Preferred Stock into Common Stock................................ $        23,000      $        43,000
                                                                                    ===============      ===============
    Conversion of debentures into common stock..................................... $       100,000      $       200,000
                                                                                    ===============      ===============
    Common stock issued for dividends on Series D Preferred Stock.................. $        30,000
                                                                                    ===============
    Accrued dividend on Series D Convertible Preferred Stock....................... $        27,000
                                                                                    ===============
    Accretion of costs associated with the issuance of Series D preferred stock.... $        14,000
                                                                                    ===============
    Convertible preferred stock deemed dividends................................... $       120,000      $       228,000
                                                                                    ===============      ===============
    Marketable equity securities received as consideration for account receivable.. $       150,000
                                                                                    ===============


           See accompanying notes to consolidated financial statements

                             ON2 TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

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

     The Company's consolidated financial statements have been prepared assuming that it will continue as a going concern. The Company has incurred recurring operating losses and negative operating cash flows since its inception. At December 31, 2004 and 2003 the Company had cash and cash equivalents and working capital of $5,418,000 and $2,963,000, respectively. The Company believes that existing funds are sufficient to fund its operations through 2005. The Company plans to increase cash flows from operations principally from increases in revenue generated from its compression technology services, products and licenses. The Company may also pursue additional financings. However, there are no assurances that such increases in revenues will be attained or that additional financings will be successfully consummated.

      (b)  Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

      (c) Cash and Cash Equivalents

      Cash equivalents consist of money market funds or other highly liquid debt investments with original maturities of three months or less.

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

                             ON2 TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

      (f)  Fair Value of Financial Instruments and Concentration of Credit Risk

      The fair values of accounts receivable and accounts payable approximate their carrying values based on the short-term nature of these financial instruments.

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

                             ON2 TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      (h)  Revenue Recognition  (continued)

      Software Licenses

     The Company's software licensing arrangements typically consist of two elements: a software license and post-contract customer support ("PCS"). The Company recognizes license revenue based on the residual method after all elements other than PCS have been delivered as prescribed by SOP 98-9. The Company recognizes PCS revenues over the term of the maintenance contract or on a "per usage" basis, whichever is stated in the contract. In accordance with SOP 97-2, vendor specific objective evidence of the fair value of PCS is determined by reference to the price the customer will have to pay for PCS when it is sold separately (i.e., the renewal rate). Each license agreement offers additional PCS at a stated price. Revenue is recognized on a per copy basis for licensed software when each copy of the licensed software purchased by the customer or reseller is delivered. The Company does not allow returns, exchanges or price protection for sales to its customers or its resellers nor does it allow its resellers to purchase software licenses under consignment arrangements.

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

      (i)  Cost of Revenues

     Cost of revenues primarily includes compensation costs for engineering and consulting personnel, depreciation costs, licensing fees or royalties paid for third party software products and the amortization of purchased technology.

                             ON2 TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

      (k)  Stock-Based Compensation

      SFAS No. 123, "Accounting for Stock-Based Compensation" encourages the use of the fair value based method of accounting for stock-based employee compensation. Alternatively, SFAS No. 123 allows entities to continue to apply the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations and provide pro forma disclosures of net income (loss) and earnings (loss) per share, as if the fair value-based method of accounting had been applied to employee awards. The Company has elected to continue to apply the provisions of APB Opinion 25 and provide the disclosures required by SFAS No. 123 and SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure."

The following table illustrates the effect on net loss attributable to common stockholders and loss attributable to common stockholders per share if the fair value based method had been applied to all awards:

                                                                   Year Ended December 31,
                                                                 --------------------------
                                                                     2004           2003
                                                                 -----------    -----------
     Reported net loss attributable to common stockholders       $(3,636,000)   $(2,603,000)
     Stock-based employee compensation determined under the       (1,121,000)      (688,000)
                                                                 -----------    -----------
         fair value-based method

     Pro forma net loss attributable to common shareholders      $(4,757,000)   $(3,291,000)
                                                                 ===========    ===========

     Loss attributable to common stockholders per share (basic
       and diluted):
           As reported                                           $     (0.05)   $     (0.04)
                                                                 ===========    ===========
           Pro forma                                             $     (0.06)   $     (0.05)
                                                                 ===========    ===========

      The proforma amounts disclosed above may not be representative of future disclosures because the estimated fair value of stock options is amortized over the vesting period and additional options may be granted in future years.

                             ON2 TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      (k)  Stock-Based Compensation  (continued)

         The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model reflecting the following:

                                                 Year Ended December 31,
                                              ----------------------------
                                                2004                2003
                                              --------            --------
         Volatility                               126%                138%
         Expected life of options             5 years             5 years
         Risk free interest rate                  3.6%                3.5%
         Dividend yield                             0%                  0%

         The weighted average grant date fair value of options granted during the years ended December 31, 2004 and 2003 were $0.59 and $0.56, respectively.

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

     Diluted loss per share has not been presented separately, as the convertible preferred stock, convertible debentures and the outstanding stock options and warrants (aggregating 33,047,000 potential common shares at December 31, 2004 and 24,540,000 at December 31, 2003) are anti-dilutive for each of the periods presented.

         (m)  Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Assumptions underlying revenue recognition represent sensitive estimates subject to change.

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

                             ON2 TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         (n)  Segment Reporting  (continued)

     Our customers typically represent large digital communication and media companies, entertainment companies, telecommunication companies and other global corporations that operate within the digital media industry. For the year ended December 31, 2004, one customer accounted for 47% of the Company's total revenues. For the year ended December 31, 2003, three customers accounted for 35%, 19% and 11% of the Company's total revenue. As of December 31, 2004, two customers accounted for 21% and 13% of total accounts receivable. As of December 31, 2003, two customers accounted for 59% and 18% of total accounts receivable.

      The components of the Company's revenue for the years ended December 31, 2004 and 2003 are summarized as follows:

                                                      December 31,
                                          --------------------------------------
                                                2004                   2003
                                          ---------------        ---------------

 License revenue.......................   $    2,571,000         $    2,637,000
 Engineering services and support......          414,000                633,000
 Royalties.............................           43,000                 32,000
                                          ---------------        ---------------

    Total..............................   $    3,028,000         $    3,302,000
                                          ===============        ===============

      For the year ended December 31, 2004, foreign customers accounted for approximately 20% of total revenue. These customers are primarily located in Asia. For the year ended December 31, 2003, foreign customers accounted for approximately 67% of total revenue.

     The Company's assets and operations have been and are currently based within in the United States, except for two research and development employees located in the United Kingdom. There was no significant revenue generated from the United Kingdom operations for the years ended December 31, 2004 and 2003.

      (o)  Recently Issued Accounting Pronouncements

     In December 2004, the FASB issued SFAS No. 123 (revised 2004) "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) addresses the accounting for transactions in which an enterprise exchanges its equity instruments for employee services. It also addresses transactions in which an enterprise incurs liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of those equity instruments in exchange for employee services. The cost of employee services received in exchange for equity instruments, including employee stock options, is to be measured on the grant-date fair value of those instruments. That cost will be recognized as compensation expense over the service period, which would normally be the vesting period. SFAS 123(R) is effective as of the first interim or annual reporting period that begins after December 15, 2005. We are currently evaluating the impact of adopting SFAS 123(R) on our financial position and results of operations.

                             ON2 TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

(2) MARKETABLE EQUITY SECURITIES

      During the year ended December 31, 2004 the Company received 2,224,000 shares of a customer's common stock as payment of license fees pursuant to the terms of an August 2004 license agreement and $289,000 of revenue was recognized based on the market value of the stock. The Company also received 469,000 shares of this customer's common stock pursuant to the terms of a license agreement for a license fee of $150,000 that was recognized in 2003. During the year ended December 31, 2004 the Company sold 574,000 shares for proceeds of $89,000 and held 2,119,000 shares with a market value of $445,000 ($0.21 per share) as of December 31, 2004. The market value of these securities was $0.12 per share as of March 10, 2005. The Company classifies these shares as trading securities and pursuant to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", unrealized gains and losses are included in the determination of net income (loss). Other income for the year ended December 31, 2004 includes $95,000 of net gain on these securities. The Company's Chief Executive Officer (who is a director and shareholder of the Company) is a director of this customer.

(3) PROPERTY AND EQUIPMENT

                                                                 December 31,
                                                      --------------------------------
                                                           2004              2003
                                                      --------------    --------------
 Furniture and fixtures............................   $      65,000     $     65,000
 Computer equipment................................       2,367,000        2,314,000
 Leasehold improvements............................          23,000           23,000
 Licensed software.................................         588,000          588,000
                                                      --------------    --------------

                                                          3,043,000        2,990,000

 Less accumulated depreciation and amortization....       2,956,000        2,841,000
                                                      --------------    --------------

    Total..........................................   $      87,000     $    149,000
                                                      ==============    ==============

     As of December 31, 2004, property and equipment included assets under capital leases of $156,000 with related accumulated depreciation of $118,000. As of December 31, 2003, property and equipment included assets under capital leases of $103,000 with related accumulated depreciation of $98,000. Depreciation expense was $115,000 and $243,000 for the years ended December 31, 2004 and 2003, respectively.


(4) INTANGIBLE ASSETS

      Purchased technology of $2,509,000 became fully amortized in September 2003, including $463,000 of amortization expense in 2003.

                             ON2 TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

(5) ACCRUED EXPENSES

                                                      December 31,
                                           ----------------------------------
                                               2004                2003
                                           -------------      ---------------

    Accrued compensation................   $     41,000       $      28,000
    Accrued professional fees...........         80,000              65,000
    Other accrued expenses..............        272,000             128,000
                                           -------------      ---------------

           Total........................   $    393,000       $     221,000
                                           =============      ===============

(6) TERM LOAN

     During June 2004 the Company obtained unsecured financing in the amount of $185,000 to finance their directors' and officers' liability insurance. The financing arrangement is for nine months; runs through March of 2005 and bears interest at an annual rate of 4.95%.

(7) INCOME TAXES

     The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

   As of December 31, 2004, the Company has net operating loss carry forwards for United States purposes of approximately $80,629,000 which expire at various dates through 2024. As of December 31, 2004, the Company has a deferred tax asset of approximately $33,917,000, principally representing the benefits of its net operating loss carry forwards and certain expenses not currently deductible for tax purposes. Past and future stock issuances may subject the Company to an annual limitation on the utilization of its net operating loss under Section 382 of the Internal Revenue Code. At December 31, 2004 the principal timing difference between tax and financial reporting was due to depreciation expense. A full valuation allowance, which increased by $1,737,000 (the deferred tax asset as of December 31, 2003, was $32,180,000) and $751,000 during the years ended December 31, 2004 and 2003, respectively, has been recorded related to the deferred tax asset as a result of management's uncertainty as to the realization of such asset. Accordingly, no provision for federal income tax benefit has been recognized. The tax provisions of $2,000 and $10,000 for the years ended December 31, 2004 and 2003, respectively, relate primarily to various state and local taxes.

 (8) CONVERTIBLE DEBENTURES

      Series A Secured Convertible Debentures

     In September 2002 the Company issued $650,000 principal amount, 5.75%, four-year Series A Secured Convertible Debentures due in 2006 to a group of existing investors and two former Board members who were members of the Board at the time of issuance. The debentures are convertible into the Company's $0.01 par value common stock ("Common Stock") at $0.112. In addition, the Company issued to the purchasers of the debentures, warrants to acquire the Company's Common Stock. The Company sold sixty-five units with a principal amount of $10,000 per unit and each unit contained one warrant to purchase 20% warrant coverage shares of Common Stock at $0.112 per share. The debentures require interest to be paid each November and May, which is payable in a number of shares of common stock that is based on the average closing price of the stock for the ten trading days prior to the payment date. The initial common share equivalents for the debentures and the warrants were 5,804,000 and 1,161,000, respectively.

                             ON2 TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

(8) CONVERTIBLE DEBENTURES (continued)

      Series A Secured Convertible Debentures (continued)

            The Company allocated the proceeds received to the principal amount of the debentures and the warrants based upon the relative fair value method. The fair value of the warrants was determined using the Black Scholes pricing model. The difference between the proceeds allocated to, and the relative fair value of the debentures, which amounted to $88,000, was recorded as debt discount and additional paid-in capital. The discount is being amortized over the life of the debentures, which resulted in an effective interest rate of approximately 9%.

     An aggregate principal amount of $300,000, of the Series A Secured Convertible Debentures, was converted into 2,679,000 shares the Company's common stock as of December 31, 2004. During 2004, 90,000 warrants were exercised.

      The amortization of the discount was $21,000 and $40,000 for the years ended December 31, 2004 and 2003, respectively.

(9) STOCKHOLDERS' EQUITY

     (a)    Preferred Stock

     The Company has 20,000,000 shares of preferred stock authorized for issuance and, through December 31, 2004, nine series of convertible preferred stock (collectively "Preferred Stock") were issued. Pursuant to its Certificate of Incorporation, the Company may serially designate separate classes of preferred stock up to the aggregate of its authorized limit. Each class of the Preferred Stock is convertible into shares of the Company's Common Stock based on a conversion rate and has rights and preferences which are generally more senior to the Company's Common Stock and are more fully described in the Company's Certificate of Incorporation.

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

     As of December 31, 2004, all of the Series A Preferred has been converted into shares of the Company's Common Stock including the conversion of 400,000 shares during 2004.

                             ON2 TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

(9) STOCKHOLDERS' EQUITY (continued)

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

      Concurrently with its investment in June 2000, Travelers was granted pricing protection on its investment regarding the subsequent investments in the Series C-II and Series C-III Preferred Stock. Accordingly, on December 31, 2001, the Company canceled the Series C Preferred and issued in its place 1,849,000 shares of Series C-IV Convertible Preferred Stock, ("Series C-IV Preferred") par value $0.01 per share, with a conversion price of $2.65 per share, and 4,100,000 shares of Series C-V Convertible Preferred Stock ("Series C-V Preferred"), par value $0.01 per share, with a conversion price of $1.244 per share, and cancelled the Travelers Warrants and in their place issued 462,000 warrants with an exercise price of $2.65 per share and 1,025,000 warrants with an exercise price of $1.14 per share. Travelers was not entitled to any further pricing protections.

      Additionally, Travelers is entitled to certain anti-dilution protection on its Series C-IV and C-V Preferred. The anti-dilution provisions primarily adjust the conversion price of the Series C-IV and Series C-V Preferred and the number and exercise price of the warrants. The anti-dilution provision for the Series C-IV and Series C-V Preferred was triggered by certain subsequent debt and equity financings consummated by the Company. Although the Series C-IV and C-V Preferred was not issued until December 31, 2001, the Company recognized the additional benefit to be received by Travelers as if the Series C-IV and C-V Preferred had been issued in June 2000.

      As of December 31, 2002, the conversion price of the Series C-IV Preferred was adjusted to $1.7549 per share, the Company issued 236,000 additional warrants and the exercise price of the warrants was reduced to

                             ON2 TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

(9) STOCKHOLDERS' EQUITY (continued)

      (a) Preferred Stock (continued)

      Series C, C-IV and C-V Convertible Preferred Stock (continued)

$1.7549 per share. As a result of the issuance of the Series D Convertible Preferred Stock in October 2004, the conversion price of the Series C-IV Preferred was further adjusted to $1.6412 per share.

      Additionally, as of December 31, 2002, the conversion price of the Series C-V Preferred was adjusted to $0.9047 per share, the Company issued 372,000 additional warrants and the exercise price of the warrants was reduced to $0.8363 per share. As a result of the issuance of the Series D Convertible Preferred Stock in October 2004, the conversion price of the Series C-V Preferred was further adjusted to $0.8839 per share

     During the year ended December 31, 2003 the Company purchased 698,000 Warrants originally issued with the Series C-IV Preferred and 1,397,000 Warrants originally issued with the Series C-V Preferred from a Company's shareholder for $42,000 in cash. Both the Series C-IV and C-V Warrants were due to expire on June 6, 2003. The Company recorded the transaction by decreasing additional paid-in-capital.

     During the years ended December 31, 2004 and 2003, 727,000 and 1,923,000 shares of Series C-V Preferred were converted into 1,000,000 and 2,644,000 shares, respectively, of the Company's Common Stock.

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

     The holders of the Series C-II Preferred were entitled to certain anti-dilution protection. The anti-dilution provision primarily adjusts the conversion price of the Series C-II Preferred and the number and exercise price of the original warrants issued. The anti-dilution provision for the Series C-II Preferred was triggered by certain subsequent debt and equity financings consummated by the Company. As of December 31, 2002 the conversion price of the Series C-II Preferred was adjusted to $1.7549 per share, the Company issued an additional 202,000 warrants and the exercise price of the warrants was reduced to $1.7549 per share. All of the Series C-II Preferred was converted into shares of the Company's Common Stock. During the year ended December 31, 2003 the Company granted a cashless exercise right to a C-II Preferred Stock warrant holder and recorded a deemed dividend of $85,000. During the year ended December 31, 2003, all of the C-II Preferred Warrants were exercised into 550,000 shares of the Company's Common Stock and the Company received proceeds of $910,000 in connection with their exercise.

                             ON2 TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

(9) STOCKHOLDERS' EQUITY (continued)

            (a) Preferred Stock (continued)

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

     The holders of the Series C-III Preferred are entitled to certain anti-dilution protection. The anti-dilution provision primarily adjusts the conversion price of the Series C-III Preferred and the number and exercise price of the original warrants issued. The anti-dilution provision for the Series C-III Preferred was triggered by certain subsequent debt and equity financings consummated by the Company. All of the Series C-III Preferred were converted into 2,614,000 shares of the Company's Common Stock based on an adjusted conversion price of $0.9756 per share. As of December 31, 2002 the Company issued an additional 238,000 warrants and the exercise price of the warrants was reduced to $0.8363 per share. During the year ended December 31, 2003, the Company received proceeds of $730,000 in connection with the exercise of all of the C-III Preferred Warrants into 873,000 shares of the Company's Common Stock.

      Series C-VI Convertible Preferred Stock

     In July 2001, the Company and completed a Unit Purchase Agreement with Travelers whereby it sold an aggregate of 3,571,000 units that consisted of one share of the Company's Common Stock and a warrant to purchase 1.5 shares of the Company's Common Stock for an aggregate purchase price of $2,000,000. In August 2001, the Company entered into a new agreement with Travelers, rescinding the Unit Purchase Agreement and providing that Travelers receive 3,571,000 shares of preferred stock, which were not convertible into the Company's Common Stock for a period of six months. Each share of Series C-VI Preferred Stock ("Series C-VI Preferred") converts on a one-for-one basis into shares of the Company's Common Stock. In addition, the Company issued to Travelers a warrant to purchase 5,357,000 shares of the Company's Common Stock that could not be exercised for a period of six months. The exercise price of the warrant is $0.56 per share and the warrant expires in August 2005.

      The Series C-VI Preferred includes a liquidation preference. In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of shares of Series C-VI Preferred are

                             ON2 TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

(9) STOCKHOLDERS' EQUITY (continued)

            (a) Preferred Stock (continued)

             Series C-VI Convertible Preferred Stock (continued)

entitled to receive an amount equal to $0.56 per share. The liquidation price per share would be paid out of the assets of the Company available for distribution prior to any payments made on any shares of the Company's Common Stock or any other capital stock other than the Preferred Stock.

     During the year ended December 31, 2003 the Company agreed to extend certain anti-dilution rights to the holders of its Series C-VI Preferred, retroactive to the issuance of such shares. The conversion price of the Series C-VI Preferred has been adjusted to $0.5241 from $0.5601 per share as a result of the retroactive treatment. The Company recorded deemed dividends of $143,000 during the year ended December 31, 2003 relating to this adjustment.

     During the years ended December 31, 2004 and 2003, 1,139,000 and 2,432,000 shares of Series C-VI Preferred were converted into 1,210,000 and 2,606,000 shares, respectively, of the Company's Common Stock. During 2004 the Company received proceeds of $753,000 from the exercise of 1,345,000 warrants.

           Series D Convertible Preferred Stock

      In October 2004, the Company designated 4,000 shares of its authorized preferred stock as Series D Convertible Preferred Stock, $0.01 par value ("Series D Preferred") and completed the sale of 4,000 shares of Series D Preferred at $1,000 per share to two institutional investors, led by Midsummer Investment Ltd., for net proceeds of $3,699,000. The Series D Convertible Preferred is convertible at any time into common stock at an initial conversion price of $0.70 per share of common stock.

      The Series D Preferred is mandatorally redeemable by the Company over an 18-month period beginning in October 2006 (42 months). Such redemptions can be made in cash or Common Stock, at the Company's option. If redemptions are made in Common Stock, the shares are valued at the average of the volume weighted average trading price of the Common Stock for the 20 trading days immediately prior to the redemption date.

      The Investors also received one-year warrants to purchase an aggregate of 2,994,000 shares of common stock at an exercise price of $0.65 per share and five-year warrants to purchase an aggregate of 2,994,000 shares of Common Stock at an exercise price of $0.76 per share. The Series D Preferred and warrants are subject to certain anti-dilution protection for issuances of securities below the conversion price. Holders of Series D Preferred are entitled to receive an 8% annual cumulative dividend, payable quarterly in cash or shares of Common Stock at the Company's option, subject to the satisfaction of certain conditions.

      The Series D Preferred includes a liquidation preference. In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of shares of Series D Preferred are entitled to receive an amount equal to $1,000 per share. The liquidation price per share would be paid out of the assets of the Company available for distribution prior to any payments made on any shares of the Company's junior securities. The aggregate fair value of the Series D Preferred was $4,000,000, based upon the redemption value of $0.70 which exceeded the market value the underlying Common Stock on the closing date. Additionally, the fair value of the warrants issued, as calculated using the Black Scholes pricing model, was $2,354,000. In accordance with EITF 98-5, the Company allocated the net proceeds between the Series D Preferred Stock and the warrants based on the relative fair value method as described in APB No. 14. The Company allocated $2,518,000

                             ON2 TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

(9) STOCKHOLDERS' EQUITY (continued)

            (a) Preferred Stock (continued)

             Series D Convertible Preferred Stock (continued)

to the Series D Preferred and $1,482,000 to the warrants. The aggregate of the relative fair value of the Warrants and the beneficial conversion feature of the Series D Preferred represents a convertible Preferred Stock deemed dividend which is limited to the proceeds allocated to the Series D Preferred. As of December 31, 2004 the redemption value exceeded the market value of the common shares issuable upon conversion. Accordingly, $2,518,000 of deemed dividends and accretion of $301,000 of financing costs are being recognized over the 42-month term of the Series D Preferred, including $120,000 and $14,000, respectively, in 2004. If the market value of the underlying Common Stock exceeds the redemption value at a future reporting date the remaining amounts will be recognized at that time.

      During 2004 the Company recorded dividends of $57,000 on the Series D Preferred of which $30,000 was paid by issuing 60,000 shares of the Company's Common Stock and $27,000 was accrued.

The following table summarizes the common stock issuable upon conversion of all outstanding Preferred Stock and the exercise of related warrants at December 31, 2004:

                                                       Shares of
                                                      Common Stock
                                 Conversion or       Issuable upon
                                 Exercise Price       Conversion/
   Convertible Security            per Share            Exercise
---------------------------      --------------      --------------

Series C-IV Preferred Stock         $1.6412            2,986,000
Series C-V Preferred Stock          $0.8839            2,040,000
Series C-VI Warrants                $0.5600            4,012,000
Series D Preferred Stock            $0.7000            5,714,000
Series D Warrant                    $0.6500            2,994,000
Series D Warrant                    $0.7600            2,994,000

                             ON2 TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

(9) STOCKHOLDERS' EQUITY (continued)

      (b)   Common Stock

      Equity-Line of Credit

     In December 2000 and 2001, the Company entered into common stock purchase agreements with an accredited investor for the sale, from time to time over 36 month terms, of the Company's Common Stock. During the year ended December 31, 2003, the Company issued 3,387,000 shares of its Common Stock and received proceeds of $1,314,000 in connection with these agreements. As of December 31, 2004 these agreements have expired.

      (c)  Warrants

     The Company issued common stock purchase warrants to various consultants, strategic partners and investors. The following table summarizes information about all common stock purchase warrants outstanding as of December 31, 2004, including those issued in connection with Preferred Stock and Convertible Debentures. All warrants were exerciseable as of December 31, 2004.

                             Number of
           Range of           Warrants      Weighted Average
      Exercise Prices       Outstanding      Exercise Price     Expiration Dates
      ----------------      -----------     ----------------    ----------------
      $  0.11 - $ 0.39        1,114,000          $ 0.12           2005 - 2007
      $  0.43 - $ 0.76       10,486,000          $ 0.64           2005 - 2009
      $  1.43 - $ 1.68        1,650,000          $ 1.67           2006 - 2007
      $19.89                    100,000          $19.89           2005
                        ------------------

                             13,350,000          $ 0.87
                        ==================

      (d)  Stock Options

          Pursuant to the Company's 1999 Amended and Restated Incentive and Nonqualified Stock Option Plan (the "1999 Plan") 5,500,000 shares of Common Stock are reserved for issuance. The 1999 Plan provides for the issuance of incentive stock options, which are intended to qualify under Section 422 of the Internal Revenue Code, non-qualified stock options and restricted stock grants. The granting of incentive stock options is subject to the limitations as set forth in the 1999 Plan. Directors, officers, employees and consultants are eligible to receive grants under the 1999 Plan. A committee selected by the Company's Board of Directors has the authority to approve option grants and the terms, which include the option price and the vesting terms. Options granted under the 1999 Plan expire after a ten-year period and are subject to acceleration upon the occurrence of certain events.

     Pursuant to the Company's 2000 Nonqualified Stock Option Plan (the "2000 Plan") 5,000,000 shares of the Company's Common Stock are reserved for issuance. The 2000 Plan authorizes the Board of Directors to issue nonqualified stock options as provided in section 422 of the Internal Revenue Code, restricted stock and stock appreciation rights. Only employees, including officers, of the Company and its subsidiaries are eligible to receive grants under the 2000 Plan. A committee selected by the Company's Board of Directors has the authority to approve option grants and the terms, which include the option price and the vesting terms. Options granted under the 2000 Plan expire after a ten-year period and are subject to acceleration upon the occurrence of certain events.

                             ON2 TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

(9) STOCKHOLDERS' EQUITY (continued)

      (d)  Stock Options  (continued)

      The following table summarizes the stock option activity under all plans:

                                                                                     Weighted Average
                                                                Options Granted       Exercise Price
                                                             --------------------   ------------------
          Outstanding January 1, 2003........................         6,283,000       $    1.71

              Granted........................................         1,201,000            0.65
              Exercised......................................        (2,580,000)           0.54
              Canceled.......................................          (557,000)           6.63
                                                             ---------------------

          Outstanding December 31, 2003.......................        4,347,000            1.52

              Granted........................................         3,110,000            0.68
              Exercised......................................          (275,000)           0.24
              Canceled.......................................        (1,350,000)           1.30
                                                             ---------------------

          Outstanding at December 31, 2004...................         5,832,000       $    1.18
                                                             =====================

          Exercisable at December 31, 2003...................         3,477,000       $    0.73
                                                             =====================

          Exercisable at December 31, 2004...................         3,501,000       $    1.55
                                                             =====================

          Options granted in excess of shares available at
            December 31, 2004................................          (351,000)
                                                             =====================

      The following table summarizes information about stock options outstanding as of December 31, 2004:

                                             Options Outstanding                                 Options Exercisable
                    --------------------------------------------------------------------- -------------------------------------
Range of Exercise        Number         Weighted Average     Weighted Average Remaining       Number         Weighted Average
Prices                  of Shares        Exercise Price     Contractual Life (in years)      of Shares        Exercise Price
------------------- --------------------------------------------------------------------- -------------------------------------
$ 0.14 - $ 0.46         1,961,000          $  0.37                     7.6                    1,756,000          $  0.36
$ 0.55 - $ 0.69         2,522,000             0.61                     9.7                      540,000             0.67
$ 0.70 - $ 0.88           412,000             0.81                     5.6                      397,000             0.81
$ 1.25 - $ 2.25           522,000             1.48                     8.1                      395,000             1.50
$ 2.27 - $ 3.88           197,000             3.44                     5.6                      195,000             3.45
$10.63 - $11.81           157,000            11.59                     5.1                      157,000            11.59
$12.25 - $25.00            61,000            16.71                     4.6                       61,000            16.71
                    ----------------                                                      ---------------

                        5,832,000          $  1.18                     8.25                   3,501,000          $  1.55
                    ================                                                      ===============

                             ON2 TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

(9) STOCKHOLDERS' EQUITY (continued)

      (d)  Stock Options  (continued)

       Equity based compensation of $835,000 and $60,000 were charged to operations for the years ended December 31, 2004 and 2003, respectively. The 2004 compensation represents restricted stock granted to employees and directors during 2004 that vested in December 2004. The 2003 compensation represents warrants to purchase shares of Common Stock granted to certain consultants.

      In December 2004 the Company's Chief Executive Officer cancelled 1,300,000 of his stock options with exercise prices ranging from $0.74 to $2.50 per share and the Company granted 1,440,000 stock options with an exercise price $0.57 per share to other employees. As of December 31, 2004 the Company has granted 351,000 options in excess of shares available under its stock option plans, which are not exercisable unless sufficient shares are added to the plans. The measurement date for the compensation costs of the 351,000 options will be the date on which sufficient shares are made available.

(10) COMMITMENTS AND CONTINGENCIES

(a)         Operating Leases

          The Company has entered into several non-cancelable leases, primarily related to the rental of certain facilities. Future minimum lease payments, by year and in the aggregate, under material operating leases. consisted of the following at December 31, 2004:

            Year ended December 31,                        Amount
                                                         ----------
            2005......................................   $ 145,000
            2006......................................      16,000
                                                         ----------

                 Total minimum lease payments.........   $ 161,000
                                                         ==========

     Rent expense under operating leases was approximately $170,000 and $127,000 for the years ended December 31, 2004 and 2003, respectively.

(b)         Employment Agreements

     The Company maintains employment agreements, expiring at various intervals, with three executives of the Company. The employment agreements provide for a minimum salary, incentive compensation and certain benefits, among other items.

(c)         Litigation

      The Company received the final payment of $75,000 in 2003 in connection with a 2002 settlement agreement with Ecoin Co. Ltd.

           From time to time the Company has been named in other claims arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on Company's consolidated financial position, results of operations or liquidity.

                             ON2 TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

(10) COMMITMENTS AND CONTINGENCIES (continued)

(d)         Beijing E-world

      In June 2003, On2 entered into two source code license and software distribution agreements with Beijing E-World Technology Co., Ltd ("E-world"). The two separate license arrangements granted E-World rights to use On2's source code in its video disk (EVD) and high definition television (HDTV) products and in its non-EVD/HDTV products.

     The EVD/HDTV agreement provides that E-World will pay On2 $50,000 within 10 days of the effective date of the agreement and also establishes royalty rates for each unit manufactured. The arrangement provides that, beginning in the first calendar quarter of 2004 and continuing through the last quarter of 2005, E-world will pay On2 certain minimum amounts based on anticipated numbers of units to be manufactured in the relevant quarters (with excess actual units manufactured in 2004 reducing the subsequent year's minimum obligation). The total two-year minimum royalties is approximately $4,900,000.

     The non-EVD/HDTV arrangement provides that E-World will pay On2 $250,000 within 10 days of the effective date of the agreement, $400,000 upon completion of the Initial Port (porting of the Encoder and Decoder to the Chips by E-World) and $350,000 within 6 months of completion of the Initial Port. The non-EVD/HDTV license arrangement also provides that, beginning in the first calendar quarter of 2004 and continuing through the last quarter of 2005, E-world will pay On2 certain minimum amounts based on anticipated numbers of units to be manufactured in the relevant quarters (with excess actual units manufactured in 2004 reducing the subsequent year's minimum obligation). The total two-year minimum royalties for the non-EVD HDTV license is approximately $100,000.

     The initial payments aggregating $300,000 were received in June 2003.

     Beyond the licensing of the software, On2 will provide E-World with phone and email source code porting, optimization and integration technical support for a period of 24 months from the date of the agreement at no additional charge. E-World can elect to receive an additional 12 months of technical support for an additional $38,000 under each of the two arrangements. Deferred revenue at December 31, 2004 includes $38,000 which will be recognized as revenue over the remaining six months of technical support. Through December 31, 2004 the Company has recognized cumulative revenue of $262,000 in connection with these agreements.

                             ON2 TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


(10) COMMITMENTS AND CONTINGENCIES (continued)

(d)         Beijing E-world (continued)

     Under its agreements with E-World, as amended during the quarter ended December 31, 2003, On2 has agreed to pay to E-world a portion of royalties that the Company receives from sales to other customers in China. Cost of revenue for the year ended December 31, 2004 includes $47,000 paid to E-World.

      E-World has not made the minimum quarterly payments provided for under the license agreements and in 2004 On2 commenced an arbitration proceeding seeking damages for E-World's failure to perform. On2's arbitration claim alleged that E-world had:

      o     Failed to make the quarterly payments;

      o     Failed to cause On2's software to be included in the EVD standard;
            and

      o Failed to use best reasonable efforts to have On2's video codec ported to a chip.

On2 had requested that the arbitrator award it damages under the contract and grant it further relief as may be just and equitable. E-world responded by denying each of On2's claims and requested that the arbitrator find that E-world complied with the terms of the license agreements.

On March 10, 2005, the decision of the arbitrator was released. The arbitrator dismissed each of On2's claims and dismissed E-World's request for a declaration regarding meaning of certain language under the contracts. In particular, the arbitrator ruled that:

      o E-World was not obligated to pay minimum royalty amounts beginning in the first quarter of 2004, because the parties had not ported VP6 to a jointly-selected digital signal processor ("DSP");

      o E-World was not yet required to pay the remaining license fee due under the contracts; and

      o Because E-World had submitted On2's compression software to be made part of the People's Republic of China industrial standard for EVD prior to December 2003, E-World was not in breach of its obligation to have On2's software included as part of the EVD standard.

The arbitrator further found that:

      o     the contracts remain in effect; and

      o the parties have a continuing obligation to work towards porting On2's software to two commercially-available DSPs.

Although the arbitrator found that E-world did include the VP5 and VP6 codecs as part of its standards submissions to the Ministry of Information and China's Standards Accreditation Committee, On2 does not know whether the standards committee approved these recommendations or whether E-World will utilize the Company's compression technology in a manner that will generate revenue for the Company. In the event that E-World does begin to use VP5 or VP6 in its EVD devices, there is no guarantee that the EVD standard will be widely adopted in China or abroad or that we will receive any additional payments in connection with these agreements. In addition, E-World and Chinese authorities may choose to include other companies' video compression technologies in the EVD standard.

                             ON2 TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

(10) COMMITMENTS AND CONTINGENCIES (continued)

     (e)  Other Matters

     In July 2001, the Company entered into a Common Stock Purchase Agreement with RealNetworks, Inc. ("Real") whereby Real purchased 1,786,000 shares of the Company's Common Stock for net proceeds of $1,000,000 and entered into a Software Development and License Agreement with Real as its exclusive delivery platform for streamed content over the internet. The Company agreed to develop software plug-ins in order to incorporate the technologies of the Company and Real and to license its compression technology for use in Real's media delivery products and services for a four-year term. In order for the Company to develop the plug-ins described in the agreement, Real was to provide certain development software and fulfill certain other obligations. The Company believes that Real failed to deliver such software and perform such other obligations. During 2002, the Company notified Real that it had terminated the agreement. Real has disputed the Company's right to terminate the agreement and further claimed that the Company was in breach of the agreement. The Company responded by reiterating its position and has not had any subsequent contacts or discussions with Real. The Company believes that it had the right to terminate the agreement based on the nonperformance of Real. However, because the arrangement with Real was exclusive in certain respects, should it be determined that the termination was not effective, the Company could be restricted from supporting other software platforms, including certain components of the Company's software platform which have generated and are expected to continue to generate revenue under arrangements with customers. The accompanying financial statements do not include any provision for the outcome of this matter, which could have a material adverse effect on the Company's business and financial condition.

(11) RELATED PARTY TRANSACTIONS

     During the years ended December 31, 2004 and 2003, the Company retained a law firm to perform certain legal services on its behalf and incurred approximately $38,000 and $56,000, respectively, for such legal services. A member of the board of directors is a partner at the law firm.

     During the years ended December 31, 2004 and 2003, the Company retained a consulting firm to facilitate customer relationships in Asia and incurred approximately $122,000 and $108,000, respectively, for such services. A consultant at the consulting firm became a director in August 2003.

      During the years ended December 31, 2004 and 2003, the Company's Chief Executive Officer served as a director for one of the Company's customers. The Company recognized revenue of $289,000 and $150,000 from this customer in 2004 and 2003, respectively.

                             ON2 TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

(12) SUBSEQUENT EVENTS

      Subsequent to December 31, 2004 Travelers exercised all of the remaining Series C-VI Preferred Warrants and the Company received proceeds of $2,247,000 and issued 4,012,000 shares of Common Stock.

      Subsequent to December 31, 2004 Midsummer Investment Ltd. exercised all of the one-year Series D Warrants and the Company received proceeds from the exercise in the amount of $1,886,000 (net of $60,000 of expenses) and issued 2,994,000 shares of Common Stock.