Form 10KSB/A
period 2004-12-31
ON2 TECHNOLOGIES INC
filed 2005-03-23
CIK 1045280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
      AMENDMENT NO. 1 TO THE ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for the year ended December 31, 2004 were approximately $3,028,000.

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

     Transitional Small Business Disclosure Format (Check one): Yes [ ]   No [X]

                      AMENDMENT NO. 1 TO THE ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 2004

                                EXPLANATORY NOTE

On2 Technologies, Inc. ("On2") is filing this Amendment No. 1 (this "Amendment") to its Form 10-KSB for the fiscal year ended December 31, 2004 as filed on March 18, 2004 (the "Annual Report") to (i) include a consent from Eisner LLP (filed as Exhibit 23.1 to this Amendment) that was omitted from the Annual Report and
(ii) add the signature of Eisner LLP to the Report of Independent Registered Public Accounting Firm included at page F-2 of the Annual Report. Eisner LLP had provided the consent and signed Report of Independent Registered Public Accounting Firm to On2 prior to the filing of the Annual Report.

The complete text of the exhibit amended and of the consolidated financial statements, including the signed Report of Independent Registered Public Accounting Firm, are included in the Amendment pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934. This Amendment amends and restates in their entirety only Exhibit 23.1, Part III, Item 13, which contains the exhibit list, and the Report of Independent Registered Public Accounting Firm and no changes have been made to the consolidated financial statements other than the addition of the signature of Eisner LLP to the Report of Independent Registered Public Accounting Firm. This Amendment does not affect any other Items and Exhibits in the Annual Report, and those unaffected Items or Exhibits are not included in this Amendment.

This Amendment continues to speak as of the date of the original Annual Report and On2 has not updated the disclosure contained herein to reflect events that have occurred since the filing of the original Annual Report. Accordingly, this Form 10-KSB/A should be read in conjunction with On2's other filings made with the Securities and Exchange Commission subsequent to the filing of the original Annual Report, including any amendments to those filings.

                                    PART III

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

The Company filed a Current Report on Form 8-K on November 11, 2004 announcing that it had closed the MidSummer Transaction.

                                   SIGNATURES

     Pursuant to the requirements of of the Securities Exchange Act of 1934, as amended, the Company has duly caused this amended report to be signed on its behalf by the undersigned, thereby duly authorized on March 22, 2005.

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


/s/ Eisner LLP
-------------------
Eisner LLP
New York, New York
January 21, 2005

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