Form 10-Q
period 2005-03-31
ON2 TECHNOLOGIES INC
filed 2005-04-25
CIK 1045280

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                  For the quarterly period ended March 31, 2005.

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


      Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).                     |_| Yes  |X| No


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                                            |X| Yes |_| No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest applicable date:

The number of shares of the Registrant's Common Stock, par value $0.01 ("Common Stock"), outstanding as of April 21, 2005, was 88,505,315.

                                Table of Contents




PART I -- FINANCIAL INFORMATION
                                                                                                               Page

Item 1.  Consolidated Financial Statements.
Condensed Consolidated Balance Sheets at March 31, 2005 (unaudited) and December 31, 2004......................  4
Unaudited Condensed Consolidated Statements of Operations,
  Three Months Ended March 31, 2005 and 2004...................................................................  5
Unaudited Condensed Consolidated Statements of Comprehensive Loss,
  Three Months Ended March 31, 2005 and 2004...................................................................  6
Unaudited Condensed Consolidated Statements of Cash Flows
  Three Months Ended March 31, 2005 and 2004...................................................................  7
Notes to Unaudited Condensed Consolidated Financial Statements.................................................  9

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations................. 14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk............................................ 21

Item 4.  Controls and Procedures............................................................................... 21

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings..................................................................................... 23

Item 6.  Exhibits and Reports on Form 8-K...................................................................... 23

Signatures..................................................................................................... 24

Certifications................................................................................................. 25

                         PART I -- FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                             ON2 TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                March 31,       December 31,
                                                                                  2005              2004
                                                                              -------------    -------------
                                                                               (unaudited)
                                    ASSETS

Current assets:
  Cash and cash equivalents...............................................    $   8,007,000    $   5,418,000
  Marketable equity securities ............................................         233,000          445,000
  Accounts receivable .....................................................         361,000          249,000
  Prepaid and other current assets ........................................         171,000          156,000
                                                                              -------------    -------------

     Total current assets .................................................       8,772,000        6,268,000

Property and equipment, net ...............................................         120,000           87,000
Other assets ..............................................................          53,000           80,000

     Total assets.........................................................    $   8,945,000    $   6,435,000
                                                                              =============    =============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable........................................................    $      37,000    $     177,000
  Accrued expenses ........................................................         251,000          393,000
  Deferred revenue ........................................................         146,000          153,000
  Term-loan ...............................................................          62,000
  Capital lease obligation ................................................          18,000           17,000
                                                                              -------------    -------------

     Total current liabilities ............................................         452,000          802,000

Capital lease obligation, excluding current portion .......................          21,000           26,000
Convertible debentures ....................................................         333,000          330,000
                                                                              -------------    -------------

      Total liabilities ...................................................         806,000        1,158,000

Commitments and contingencies

Stockholders' equity:
  Preferred stock .........................................................          33,000           33,000
  Common stock ............................................................         876,000          803,000
  Additional paid-in capital ..............................................     120,207,000      115,841,000
  Accumulated other comprehensive loss ....................................         (35,000)         (42,000)
  Accumulated deficit .....................................................    (112,942,000)    (111,358,000)
                                                                              -------------    -------------

    Total stockholders' equity ............................................       8,139,000        5,277,000
                                                                              -------------    -------------

    Total liabilities and stockholders' equity............................    $   8,945,000    $   6,435,000
                                                                              =============    =============

See accompanying notes to unaudited condensed consolidated financial statements

                             ON2 TECHNOLOGIES, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   Three Months Ended March 31,
                                                                                   ----------------------------
                                                                                       2005            2004
                                                                                   ------------    ------------

Revenue ........................................................................   $    353,000    $    594,000

Operating expenses:
     Cost of revenue (1) .......................................................        369,000         342,000
     Research and development (2) ..............................................        258,000         242,000
     Sales and marketing (2) ...................................................        111,000         110,000
     General and administrative (2) ............................................        717,000         471,000
     Equity-based compensation:
        Research and development ...............................................                          8,000
        Sales and marketing ....................................................                          3,000
        General and administrative .............................................                         67,000
                                                                                   ------------    ------------

Total operating expenses .......................................................      1,455,000       1,243,000
                                                                                   ------------    ------------

Loss from operations ...........................................................     (1,102,000)       (649,000)

Interest and other expense, net ................................................       (200,000)        (73,000)
                                                                                   ------------    ------------

Loss before provision for income taxes .........................................     (1,302,000)       (722,000)

Provision for income taxes .....................................................                          1,000
                                                                                   ------------    ------------

Net loss .......................................................................   $ (1,302,000)   $   (723,000)

Convertible preferred stock deemed dividend ....................................        180,000
Convertible preferred stock 8% dividend ........................................         81,000
Accretion of costs associated with the Series D Preferred Stock ................         21,000
                                                                                   ------------    ------------

Net loss attributable to common stockholders ...................................   $ (1,584,000)   $   (723,000)
                                                                                   ============    ============


Basic and diluted net loss attributable to common stockholders per common share    $      (0.02)   $      (0.01)
                                                                                   ============    ============



Weighted average basic and diluted common
  shares outstanding ...........................................................     85,755,000      74,619,000
                                                                                   ============    ============


      (1) Includes equity-based compensation of $17,000 for the three months ended March 31, 2004.

      (2)   Excludes equity-based compensation, which is presented separately.

See accompanying notes to unaudited condensed consolidated financial statements

                             ON2 TECHNOLOGIES, INC.
        UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                                    Three Months Ended
                                                         March 31,
                                               -----------------------------
                                                   2005             2004
                                               ------------    ------------

Net loss ...................................   $ (1,302,000)   $   (723,000)

Other Comprehensive income:

     Foreign currency translation adjustment          7,000          23,000
                                               ------------    ------------

Comprehensive loss .........................   $ (1,295,000)   $   (700,000)
                                               ============    ============

See accompanying notes to unaudited condensed consolidated financial statements

                             ON2 TECHNOLOGIES, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Three Months Ended March 31,
                                                                ----------------------------
                                                                    2005            2004
                                                                ------------    ------------
Cash flows from operating activities:

  Net loss ..................................................   $ (1,302,000)   $   (723,000)
    Adjustments to reconcile net loss to net cash used in
        operating activities:
        Equity based compensation ...........................                         95,000
     Depreciation and amortization ..........................         19,000          27,000
     Amortization of debt discount ..........................          3,000           4,000
     Net loss on marketable equity securities ...............        212,000          61,000
   Changes in operating assets and liabilities:
     Accounts receivable, net ...............................       (112,000)        279,000
     Prepaid and other current assets .......................        (15,000)         44,000
     Other assets ...........................................         27,000          (2,000)
     Accounts payable and accrued expenses ..................       (283,000)        (81,000)
     Deferred revenue .......................................         (7,000)        (14,000)
                                                                ------------    ------------

Net cash used in operating activities .......................     (1,458,000)       (310,000)
                                                                ------------    ------------

Cash flows from investing activities:

  Purchases of property and equipment .......................        (52,000)        (17,000)
                                                                ------------    ------------

Net cash used in investing activities .......................        (52,000)        (17,000)
                                                                ============    ============

Cash flows from financing activities:

  Principal payments on capital lease obligations ...........         (4,000)
  Principal payments on term-loan ...........................        (62,000)        (58,000)
  Proceeds from exercise of common stock options and warrants      4,158,000          67,000
                                                                ------------    ------------

Net cash provided by financing activities ...................      4,092,000           9,000
                                                                ------------    ------------

Net change in cash and cash equivalents .....................      2,582,000        (318,000)

Effect of exchange rate changes on cash and cash equivalents           7,000          23,000

Cash and cash equivalents, beginning of period ..............      5,418,000       2,963,000
                                                                ------------    ------------

Cash and cash equivalents, end of period ....................   $  8,007,000    $  2,668,000
                                                                ============    ============

                             ON2 TECHNOLOGIES, INC.
      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


Supplemental disclosure of cash flow information and non-cash investing and financing activities:

                                                                             Three Months Ended March 31,
                                                                                 2005           2004
                                                                             ---------------------------
Cash paid during the period for:
   Interest ..............................................................   $      1,000   $      1,000
                                                                             ============   ============
   Taxes .................................................................                  $      1,000
                                                                                            ============
 Non-cash transactions:
    Marketable equity securities received as consideration for account
    receivable ...........................................................                  $    150,000
                                                                                            ============
    Unearned Compensation from the issuance of restricted common stock ...                  $    854,000
                                                                                            ============
    Deferred revenue not collected .......................................                  $    411,000
                                                                                            ============
    Common stock issued for dividends on Series D Preferred Stock ........   $     80,000
                                                                             ============
    Increase in accrued dividend on Series D Preferred Stock .............   $      1,000
                                                                             ============
    Accretion of costs  associated  with the issuance of Series D Preferred
    Stock ................................................................   $     21,000
                                                                             ============
    Convertible Preferred Stock deemed dividend ..........................   $    180,000
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

      The interim condensed consolidated financial statements are unaudited. However, in the opinion of management, such financial statements contain all adjustments necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. The condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principals generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures included herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company's Form 10-KSB/A Report filed with the SEC on March 23, 2005.

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


                                                        Three months ended, March 31,
                                                        --------------------------
                                                           2005            2004
                                                        -----------    -----------
Reported net loss attributable to common stockholders   $(1,584,000)   $  (723,000)
Stock-based employee compensation determined under
the fair value-based method                                (309,000)      (201,000)
                                                        -----------    -----------


Pro forma net loss                                      $(1,893,000)   $  (924,000)
                                                        ===========    ===========

Loss per common share (basic and diluted):
    As reported                                         $     (0.02)   $     (0.01)
                                                        ===========    ===========
    Pro forma                                           $     (0.02)   $     (0.01)
                                                        ===========    ===========

      During the three months ended March 31, 2004 the Company granted 870,000 shares of restricted common stock to its employees and directors as incentive compensation. The stock vested on December 1, 2004 and the total compensation expense of $835,000 was amortized over the nine-month vesting period. The company recorded compensation expense of $95,000 for the quarter ended March 31, 2004.

      The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model reflecting the following for the three months ended March 31, 2004:


Volatility                                127%
Expected life of options               5 years
Risk free interest rate                   3.1%
Dividend yield                              0%

      There were no stock options granted during the quarter ended March 31, 2005. The weighted average grant date fair value of options granted during the three months ended March 31, 2004 was $1.19.

(4)   Marketable Equity Securities

      As of December 31, 2004 the Company held 2,119,000 shares of a customer's common stock with a market value of $445,000, which were received as payment of license fees. The market value of these shares decreased to $233,000 ($0.11 per share) as of March 31, 2005. The market value of these shares was $.07 per share as of April 15, 2005. The Company classifies these shares as trading securities and pursuant to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", unrealized gains and losses are included in the determination of net income (loss). Other income for the three months ended March 31, 2005 includes $212,000 of net unrealized loss on these securities. The Company's Chief Executive Officer (who is a director and shareholder of the Company) is a director of this customer.

(5)   Common Stock Warrants

      During the quarter ended March 31, 2005 the following common stock warrants were exercised:

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

      A debenture holder exercised all of their warrants and the Company received proceeds of $20,000 and issued 179,000 shares of Common Stock.

      A warrant holder exercised their warrants and the Company received proceeds of $5,000 and issued 12,500 shares of Common Stock

(6)   Beijing E-world

      In June 2003, On2 entered into two source code license and software distribution agreements with Beijing E-World Technology Co., Ltd ("E-world"). The two separate license arrangements granted E-World rights to use On2's source code in its video disk (EVD) and high definition television (HDTV) products and in its non-EVD/HDTV products.

      The EVD/HDTV agreement provides that E-World will pay On2 $50,000 within 10 days of the effective date of the agreement and also establishes royalty rates for each unit manufactured. The Company believed the arrangement provided that, beginning in the first calendar quarter of 2004 and continuing through the last quarter of 2005, E-world was to pay On2 certain minimum amounts based on anticipated numbers of units to be manufactured in the relevant quarters (with excess actual units manufactured in 2004 reducing the subsequent year's minimum obligation). The total two-year minimum royalty value due to On2 is approximately $4,900,000 ($1,620,000 in 2004).

      The non-EVD/HDTV arrangement provides that E-World will pay On2 $250,000 within 10 days of the effective date of the agreement, $400,000 upon completion of the Initial Port (porting of the Encoder and Decoder to the Chips by E-World) and $350,000 within 6 months of completion of the Initial Port. The Company believed that the non-EVD/HDTV license arrangement also provided that, beginning in the first calendar quarter of 2004 and continuing through the last quarter of 2005, E-world was to pay On2 certain minimum amounts based on anticipated numbers of units to be manufactured in the relevant quarters (with excess actual units manufactured in 2004 reducing the subsequent year's minimum obligation). The total two-year minimum royalty value to On2 for the non-EVD HDTV license is approximately $100,000 ($22,000 in 2004).

      The initial payments aggregating $300,000 were received in June 2003.

      Beyond the licensing of the software, On2 will provide E-World with phone and email source code porting, optimization and integration technical support for a period of 24 months from the date of the agreement at no additional charge. E-World can elect to receive an additional 12 months of technical support for an additional $38,000 under each of the two arrangements. Deferred revenue at March 31, 2005 includes $19,000 which will be recognized as revenue over the remaining three months of technical support. Through March 31, 2005 the Company has recognized cumulative revenue of $281,000 in connection with these agreements.

      Under its agreements with E-World, as amended during the quarter ended December 31, 2003, On2 has agreed to pay to E-world a portion of royalties that the Company receives from sales to other customers in China. Cost of revenue for the year ended December 31, 2004 includes $47,000 paid to E-World.

      E-World has not made the minimum quarterly payments that the Company believed were provided for under the license agreements and in 2004 On2 commenced an arbitration proceeding seeking damages for E-World's failure to perform.

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

      On March 10, 2005, the decision of the arbitrator was released. The arbitrator dismissed each of On2's claims and dismissed E-world's request for a declaration that it had complied with the contracts. In particular, the arbitrator ruled that:


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

      o     The arbitrator further found that:

      o     the contracts remain in effect; and

      o the parties have a continuing obligation to work towards porting On2's software to two commercially-available DSPs.

      The arbitrator found that E-World did include the VP5 and VP6 codecs as part of its standards submissions to the Ministry of Information and Industry and China's Standards Accreditation Committee. On2 has recently learned, however, that the submissions were not accepted in full and that On2's software has not currently been included in the standard. Accordingly the Company does not know whether E-World will use the Company's compression technology in a manner that will generate revenue for the Company.

(7)   Customer concentration

      For the three months ended March 31, 2005, three customers accounted for 35%, 34% and 17% of revenues. For the three months ended March 31, 2004, four customers accounted for 25%, 23%, 21% and 12% of the revenues.

(8)   Subsequent events

      On April 5, 2005 the Company announced that it had entered into a purchase and license agreement with Wildform, Inc. regarding the Flix(TM) Flash video encoder technology. The Flix products enable media design professionals as well as everyday users to encode video, audio and image files into Flash, the most popular media format on the web. The Macromedia(R) Flash(R) player is commonly installed on PCs and Flix-encoded video provides seamless playback without requiring viewers to download additional software. The total consideration

      Total consideration for the deal will be approximately $1.2 million in cash. At the closing, the parties will also enter into a support and maintenance agreement pursuant to which Wildform will be paid approximately 280,000 On2 common shares and $160,000 in cash in return for the performance by Wildform of certain software integration, technical support and marketing services. The transaction also includes a license to Wildform of On2's video codec for use in its new product line.

      Macromedia has licensed the Company's video compression technology for integration into its Macromedia Flash family of products.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statement

      This document contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance and are not statements of historical fact. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "assume, ""believe," "estimate," "predict," "potential," "objective," "forecast," "goal" or "continue," the negative of such terms, their cognates, or other comparable terminology. These statements are only predictions, and actual events or results may differ materially. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements, and in all cases, such statements are subject to the Company's ability to secure additional financing or to increase revenues to support its operations. We believe that we have sufficient funds and will generate sufficient funds to finance our operations for the next 12 months. There is no assurance that additional funds will not be required to support our operations. In this regard, the business and operations of the Company are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements contained in this Form 10-Q. You should consider the material presented in this Form 10-Q in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors That May Affect Future Operating Results" in the Company's Form 10-KSB for the year ended December 31, 2003.

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

Consumer Electronic Devices                 o digital video players
                                            o digital video recorders

Wireless Applications                       o delivery of video via satellite
                                            o providing video to web-enabled cell phones and
                                              PDAs

Video and Audio Distribution over           o video-on-demand
IP-based Networks (Internet)                o teleconferencing services
                                            o video instant messaging
                                            o video for Voice-over-IP (VOIP) services

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

      One of the most significant recent trends in our business is our increasing reliance on the success of the product deployments of our customers. As referenced above, an increasing number of our license agreements with customers provide for the payment of license fees that are dependent on the number of units of a customer's product incorporating our software that are sold or the amount of revenue generated by a customer from the sale of products or services that incorporate our software. We have chosen this royalty-dependent licensing model because, as a company of only 30 employees, we do not have the product development or marketing resources to develop and market end-to-end video solutions. Instead, our software is primarily intended to be used as a building block for companies that are developing end-to-end video products and/or services. Although we are confident that we have adopted the licensing model most appropriate for a business of our size and expertise, a natural result of this licensing model is that the amount of revenue we generate is highly dependent on the success of our customers' product deployments. If the products of customers with whom we have established per unit royalty or revenue sharing relationships do not generate significant sales, such revenue may not attain significant levels. Conversely, if one or more of such customers' products are widely adopted, our revenues will likely be enhanced.

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


Critical Accounting Policies and Estimates

      This discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements that have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The preparation of our condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates. The condensed consolidated financial statements and the related notes thereto should be read in conjunction with the following discussion of our critical accounting policies and our Form 10-KSB/A filed with the SEC on March 23, 2005. Our critical accounting policies and estimates are:

      o     Revenue recognition

      o     Equity-based compensation

      Revenue recognition. We currently recognize revenue from the sale of software licenses and professional services. As described below, significant management judgments and estimates must be made and used in determining the amount of revenue recognized in any given accounting period. Material differences may result in the amount and timing of our revenue for any given accounting period depending upon judgments made by or estimates utilized by management.

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

Results of Operations

Revenue. Revenue for the three months ended March 31, 2005 was $353,000 as compared to $594,000 for the three months ended March 31, 2004. Revenue for the three months ended March 31, 2005 and 2004 was derived primarily from the sale of software licenses and engineering and consulting services. For the three months ended March 31, 2005, 86% of the Company's revenue was generated from 3 customers. For the three months ended March 31, 2004, 81% of the Company's revenue was generated from 4 customers.

      Operating expenses

      The Company's operating expenses consist of cost of revenue, research and development, sales and marketing and general and administrative expenses. Operating expenses for the three months ended March 31, 2005, were $1,455,000 as compared to $1,243,000 for the three months ended March 31, 2004.

      Cost of Revenue. Cost of revenue includes personnel and related overhead expenses, consulting compensation costs, and bandwidth costs. Cost of revenue was $369,000 for the three months ended March 31, 2005 as compared to $342,000 for the three months ended March 31, 2004. The increase is attributed to an increase in personnel and related overhead expenses.

      Research and Development. Research and development expenses primarily consist of personnel and related overhead expenses and consulting compensation costs associated with the development and production of our products and services, operating lease costs and depreciation costs. Research and development expenses for the three months ended March 31, 2005 were $258,000 as compared to $250,000 for the three months ended March 31, 2004. We believe that continued investments in research and development are necessary to maintain our competitive advantage and we will continue to invest in such costs as considered necessary.

      Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related overhead costs of sales, business development and marketing personnel, tradeshow costs, marketing and promotional costs incurred to create brand awareness and public relations expenses. Sales and marketing expenses for the three months ended March 31, 2005, were $111,000 as compared to $113,000 for the three months ended March 31, 2004. We have recently added two additional sales executives in an effort to increase our sales exposure, and we intend to continue to recruit and hire experienced personnel or consultants, as necessary, to sell and market our products and services.

      General and Administrative. General and administrative expenses consist primarily of salaries and related personnel costs for general corporate functions, professional fees, insurance and depreciation. General and administrative costs for the three months ended March 31, 2005, were $717,000 as compared to $538,000 for the three months ended March 31, 2004. The increase is principally attributable to an increase of $213,000 in professional fees in connection with the E-World arbitration, increase in fees paid for our web redesign and an increase in fees paid for printing related to our annual report and $29,000 were fees paid to our directors for attendance at Board meetings partially offset by a decrease of $67,000 in equity-based compensation recorded in the first quarter of 2004. We do not anticipate significant fluctuations in general and administrative expenses in the foreseeable future.

      Interest and other expense, net. Interest and other expense, net was $200,000 for the three months ended March 31, 2005 as compared to $73,000 for the three months ended March 31, 2004. Interest and other expense, net primarily consists of interest paid for capital lease obligations and long-term debt, amortization of debt discount and net loss on marketable equity securities. The increase is principally attributable to an increase in the net loss on marketable equity securities.

      At March 31, 2005, we had approximately 32 full-time employees. We expect to hire employees as necessary in order to attain our strategic objectives.

Liquidity and Capital Resources

      At March 31, 2005, we had cash reserves of $8,007,000 as compared to $5,418,000 at December 31, 2004. At March 31, 2004 the Company had working capital of $8,320,000 as compared with $5,466,000 at December 31, 2004.

      Net cash used in operating activities was $1,458,000 and $310,000 for the three months ended March 31, 2005 and 2004, respectively. The increase in net cash used in operating activities is primarily attributable to an increase in the net loss, changes in accounts receivable and accounts payable, partially offset by an increase in loss on marketable equity securities.

      Net cash used in investing activities was $52,000 and $17,000 for the three months ended March 31, 2005 and 2004, respectively, reflecting an increase in the purchase of property and equipment.

      Net cash provided by financing activities was $4,092,000 and $9,000 for the three months ended March 31, 2005 and 2004, respectively. The increase is attributable to an increase in proceeds received from the exercise of common stock warrants.

      We currently have no material commitments for the next 12 months other than those under our operating lease arrangements. These arrangements consist primarily of lease arrangements for our office space in Clifton Park and New York City. The aggregate required payments for the next 12 months under these arrangements are $210,000. Notwithstanding the above, our most significant non-contractual operating costs for the next 12 months are compensation and benefit costs, insurance costs and general overhead costs such as telephone and utilities. During the next 12 months, we anticipate incurring approximately $500,000 per month in cash operating costs.

      The Company believes that existing funds are sufficient to fund its operations through 2005. The Company plans to increase cash flows from operations principally from increases in revenue generated from its compression technology services and products. The Company may also pursue additional financings. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors That May Affect Future Operating Results" in the Company's 10-KSB for the year ended December 31, 2004.

      We have experienced significant operating losses and negative operating cash flows to date. Our management's plan to increase our cash flows from operations relies significantly on increases in revenue generated from our technology services and products. However, there are no assurances that we will be successful in effecting such increases. The market for distribution of broadband technology services is highly competitive. Additionally, our capital requirements depend on numerous factors, including market acceptance of our technology and services, research and development costs and the resources we spend on marketing and selling our products and services. Additionally, we continue to evaluate investments in complementary businesses, products and services, some of which may be significant.

Off-Balance Sheet Arrangements

      The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Impact of Recently-Issued Accounting Pronouncements

      In December 2004, the FASB issued SFAS No. 123 (revised 2004) "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) addresses the accounting for transactions in which an enterprise exchanges its equity instruments for employee services. It also addresses transactions in which an enterprise incurs liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of those equity instruments in exchange for employee services. The cost of employee services received in exchange for equity instruments, including employee stock options, is to be measured on the grant-date fair value of those instruments. That cost will be recognized as compensation expense over the service period, which would normally be the vesting period. SFAS 123(R) is effective as of the first annual reporting period that begins after June 15, 2005. We are currently evaluating the impact of adopting SFAS 123(R) on our financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Risk

      The Company does not currently have any material exposure to interest rate risk, foreign currency risk, exchange rate risk, commodity price risk or other relevant market rate or price risks.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures:

      Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Within the 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's current disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

      On2's arbitration claim alleged that, despite its obligations under the contracts, E-World had:

      o Failed to pay On2 the quarterly payments of $1,232,000, which we believe were currently due and owing;

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

On March 10, 2005, the London Court of International Arbitration tribunal released the decision of the arbitrator in On2's proceeding against its licensee, Beijing E-World, for breach of the two source code licenses between On2 and E-World, and the arbitration has now terminated. The arbitrator dismissed each of On2's claims and dismissed E-World's request for a declaration regarding meaning of certain language under the contracts. In particular, the arbitrator ruled that:

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

      o     The arbitrator further found that:

      o     the contracts remain in effect; and

      o the parties have a continuing obligation to work towards porting On2's software to two commercially-available DSPs.

      The arbitrator found that E-World did include the VP5 and VP6 codecs as part of its standards submissions to the Ministry of Information and Industry and China's Standards Accreditation Committee. On2 has recently learned, however, that the submissions were not accepted in full and that On2's software has not been included in the standard and that, to our knowledge, the only video compression software presently included in the current generation of the standard is MPEG-2. E-World testified during the arbitration hearing, however, that if the standards committee did not include On2's software in the EVD standard, E-World would seek to amend the standard to have On2's software included.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

31.1 Certifications Of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002

31.2 Certifications Of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002

32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b) Reports on Form 8-K

The Company filed Form 8-K on January 6, 2005, containing a transcript of a conference call in which Douglas A. McIntyre, On2's Chairman, President and CEO, discussed certain initiatives of the Company.

The Company filed Form 8-K on March 14, 2005, announcing the results of its arbitration with Beijing E-World.

The Company filed Form 8-K on March 15, 2005, containing a press release announcing the Company's results of operations for the fourth quarter ending December 31, 2004.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        On2 Technologies, Inc.
                               -------------------------------------
                                            (Registrant)



April 25, 2005                 /s/ Anthony Principe
-----------------------        -------------------------------------
(Date)                                      (Signature)
                               Anthony Principe
                               Senior Vice President and Chief Financial Officer
                                   (Principal Financial Officer)