Form 10-Q
period 2005-06-30
ON2 TECHNOLOGIES INC
filed 2005-08-01
CIK 1045280

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005.

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest applicable date:

      The number of shares of the Registrant's Common Stock, par value $0.01 ("Common Stock"), outstanding as of July 27, 2005, was 91,180,885.

                               TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION
                                                                            Page

Item 1.  Consolidated Financial Statements.

Condensed Consolidated Balance Sheets at June 30, 2005 (unaudited)
  and December 31, 2004......................................................  4
Unaudited Condensed Consolidated Statements of Operations,
  Three and Six Months Ended June 30, 2005 and 2004..........................  5
Unaudited Condensed Consolidated Statements of Comprehensive Loss
  Six Months Ended June 30, 2005 and 2004....................................  6
Unaudited Condensed Consolidated Statements of Cash Flows
  Six Months Ended June 30, 2005 and 2004....................................  7
Notes to Unaudited Condensed Consolidated Financial Statements...............  9

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................... 12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......... 20

Item 4.  Controls and Procedures............................................. 20

PART II -- OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders................. 21

Item 6.  Exhibits and Reports on Form 8-K.................................... 21

Signatures................................................................... 23

Certifications............................................................... 24

PART I -- FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                               ON2 TECHNOLOGIES, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       June 30,        December 31,
                                                        2005               2004
                                                     -------------    -------------
                                                      (unaudited)
                                       ASSETS

Current assets:
  Cash and cash equivalents .........................$   5,665,000    $   5,418,000
  Marketable equity securities ......................      159,000          445,000
  Accounts receivable ...............................      442,000          249,000
  Prepaid and other current assets...................      177,000          156,000
                                                     -------------    -------------
     Total current assets ...........................    6,443,000        6,268,000

Acquired software, net ..............................      774,000
Other acquired intangibles, net .....................      176,000
Goodwill ............................................      244,000

Property and equipment, net..........................      153,000           87,000
Other assets ........................................       29,000           80,000
                                                     -------------    -------------
     Total assets ...................................$   7,819,000    $   6,435,000
                                                     =============    =============

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ..................................$      58,000    $     177,000
  Accrued expenses ..................................      173,000          393,000
  Deferred revenue ..................................      220,000          153,000
  Term-loan .........................................                        62,000
  Capital lease obligation...........................       19,000           17,000
                                                     -------------    -------------
     Total current liabilities ......................      470,000          802,000

Capital lease obligation, excluding current portion .       17,000           26,000
Convertible debentures ..............................      336,000          330,000
                                                     -------------    -------------
      Total liabilities .............................      823,000        1,158,000
                                                     -------------    -------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock....................................       19,000           33,000
  Common stock ......................................      898,000          803,000
  Additional paid-in capital.........................  120,483,000      115,841,000
  Accumulated other comprehensive loss...............      (38,000)         (42,000)
  Accumulated deficit................................ (114,366,000)    (111,358,000)
                                                     -------------    -------------
    Total stockholders' equity ......................    6,996,000        5,277,000
                                                     -------------    -------------
    Total liabilities and stockholders' equity.......$   7,819,000    $   6,435,000
                                                     =============    =============

  See accompanying notes to unaudited condensed consolidated financial statements

                                            ON2 TECHNOLOGIES, INC.
                           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Three Months Ended             Six Months Ended
                                                            June 30,                        June 30,
                                                  ----------------------------    ----------------------------
                                                      2005             2004           2005            2004
                                                  ------------    ------------    ------------    ------------
Revenue .......................................   $    346,000    $  1,570,000    $    699,000    $  2,164,000

Operating expenses:
     Cost of revenue (1) ......................        410,000         335,000         779,000         677,000
     Research and development (2) .............        248,000         206,000         506,000         448,000
     Sales and marketing (2) ..................        194,000         121,000         305,000         231,000
     General and administrative (2) ...........        564,000         596,000       1,281,000       1,067,000
     Equity-based compensation:
         Research and development .............                         22,000                          30,000
         Sales and marketing ..................                          6,000                           9,000
         General and administrative ...........                        194,000                         261,000
                                                  ------------    ------------    ------------    ------------
Total operating expenses ......................      1,416,000       1,480,000       2,871,000       2,723,000

Income (loss) from operations .................     (1,070,000)         90,000      (2,172,000)       (559,000)

Interest and other
  income (expense), net .......................        (59,000)        (26,000)       (259,000)        (99,000)
                                                  ------------    ------------    ------------    ------------
Income (loss) before provision for income
   taxes ......................................     (1,129,000)         64,000      (2,431,000)       (658,000)

Provision for income taxes ....................         12,000           2,000          12,000           3,000
                                                  ------------    ------------    ------------    ------------
Net income (loss) .............................   $ (1,141,000)   $     62,000    $ (2,443,000)   $   (661,000)

Convertible preferred stock deemed
   dividend ...................................        180,000                         360,000

Convertible preferred stock 8%
   dividend ...................................         81,000                         162,000

Accretion of costs associated with the Series D
   Preferred Stock ............................         22,000                          43,000
                                                  ------------    ------------    ------------    ------------
Net income (loss) attributable to common
   shareholders ...............................   $ (1,424,000)   $     62,000    $ (3,008,000)   $   (661,000)
                                                  ============    ============    ============    ============

Basic and diluted net income (loss)
   attributable to common shareholders per
   common share ...............................   $      (0.02)   $       0.00    $      (0.03)   $      (0.01)
                                                  ============    ============    ============    ============

Weighted average common shares outstanding:

  Weighted average common shares outstanding:
  Basic .......................................     88,750,000      76,629,000      87,261,000      75,701,000
                                                  ============    ============    ============    ============
  Diluted .....................................     88,750,000      83,780,000      87,261,000      75,701,000
                                                  ============    ============    ============    ============

-------------
(1)   Includes  equity-based  compensation  of $54,000 and $71,000 for the three and six months ended June 30,
      2004.
(2)   Excludes equity-based compensation, which is presented separately.


                See accompanying notes to unaudited condensed consolidated financial statements

                                            ON2 TECHNOLOGIES, INC.
                       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                                        Three Months Ended             Six Months Ended
                                                             June 30,                      June 30,
                                                  ----------------------------    ----------------------------
                                                      2005            2004            2005            2004
                                                  ------------    ------------    ------------    ------------
Net income (loss)                                 $ (1,141,000)   $     62,000    $ (2,443,000)   $   (661,000)

Other comprehensive income (loss):

Foreign currency translation adjustment........         (3,000)                          4,000          23,000
                                                  ------------    ------------    ------------    ------------
Comprehensive income (loss).....................  $ (1,144,000)   $     62,000    $ (2,439,000)   $   (638,000)
                                                  ============    ============    ============    ============


                See accompanying notes to unaudited condensed consolidated financial statements

                                           ON2 TECHNOLOGIES, INC.
                          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Six Months Ended June 30,
                                                                                  --------------------------
                                                                                      2005           2004
                                                                                  -----------    -----------
Cash flows from operating activities:

  Net loss ....................................................................   $(2,443,000)   $  (661,000)
    Adjustments to reconcile net loss to net cash used in operating activities:
     Equity-based compensation ................................................                      371,000
     Depreciation and amortization ............................................        73,000         60,000
     Write-off of fixed assets ................................................                       18,000
     Amortization of debt discount ............................................         6,000         15,000
     Unrealized loss on marketable equity securities ..........................       286,000         68,000
   Changes in operating assets and liabilities:
     Accounts receivable ......................................................      (193,000)       424,000
     Prepaid expenses and other assets ........................................        30,000       (133,000)
     Accounts payable accrued expenses and other liabilities ..................      (339,000)      (166,000)
     Deferred revenue .........................................................        67,000         67,000
                                                                                  -----------    -----------
Net cash provided by (used) in operating activities ...........................    (2,513,000)        63,000
                                                                                  -----------    -----------
Cash flows from investing activities:

  Acquisition of Flix software line ...........................................    (1,229,000)

  Purchases of property and equipment .........................................      (104,000)       (15,000)
                                                                                  -----------    -----------
Net cash used in investing activities .........................................    (1,333,000)       (15,000)
                                                                                  -----------    -----------
Cash flows from financing activities:

  Principal payments on capital lease obligations .............................        (7,000)        (2,000)
  Purchase of common stock warrants
  Proceeds from term-loan, net of repayments ..................................       (62,000)       123,000
  Proceeds from the sale of common stock
  Proceeds from exercise of common stock options and warrants .................     4,158,000         67,000
                                                                                  -----------    -----------
Net cash provided by financing activities .....................................     4,089,000        188,000
                                                                                  -----------    -----------
Net change in cash and cash equivalents .......................................       243,000        236,000

Effect of exchange rate changes on cash and cash equivalents ..................         4,000         23,000

Cash and cash equivalents, beginning of period ................................     5,418,000      2,963,000
                                                                                  -----------    -----------
Cash and cash equivalents, end of period ......................................   $ 5,665,000    $ 3,222,000
                                                                                  ===========    ===========


                                           ON2 TECHNOLOGIES, INC.
                          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (CONTINUED)


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES:

                                                                                   Six Months Ended June 30,
                                                                                  --------------------------
                                                                                      2005           2004
                                                                                  -----------    -----------
 Cash paid during the period for:
    Interest...................................................................   $     4,000    $     3,000
                                                                                  ===========    ===========
    Taxes......................................................................   $    11,000    $     2,000
                                                                                  ===========    ===========
  Acquisition of fixed assets under capital leases.............................                  $    53,000
                                                                                                 ===========
  Conversion of debentures into shares of common stock.........................                  $   100,000
                                                                                                 ===========
  Conversion of preferred stock into shares of common stock....................   $    14,000    $    12,000
                                                                                  ===========    ===========
  Marketable equity securities received for accounts receivable................                  $   150,000
                                                                                                 ===========
  Unearned compensation from the issuance of restricted common
  stock, net of forfeiture.....................................................                  $   835,000
                                                                                                 ===========
  Common stock issued for dividends on Series D Preferred Stock................   $   162,000
                                                                                  ===========
  Accretion of costs associated with the issuance of Series D
  Preferred Stock..............................................................   $    43,000
                                                                                  ===========
  Convertible Preferred Stock deemed dividend..................................   $   360,000
                                                                                  ===========


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

                                                  Three months ended, June 30,     Six months ended, June 30,
                                                  ----------------------------    ----------------------------
                                                      2005             2004           2005            2004
                                                  ------------    ------------    ------------    ------------
Reported net income  (loss)  attributable  to
common shareholders                               $ (1,424,000)   $     62,000    $ (3,008,000)   $   (661,000)

Stock-based employee compensation  determined
under the fair value-based method                     (828,000)       (157,000)     (1,136,000)       (358,000)
                                                  ------------    ------------    ------------    ------------
Pro forma net loss                                $ (2,252,000)   $    (95,000)   $ (4,144,000)   $ (1,019,000)
                                                  ============    ============    ============    ============

Loss per common share (basic and diluted):

    As reported                                   $      (0.02)   $       0.00    $      (0.03)   $      (0.01)
                                                  ============    ============    ============    ============
    Pro forma                                     $      (0.03)   $       0.00    $      (0.05)   $      (0.01)
                                                  ============    ============    ============    ============

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

      The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model reflecting the following;

                                                  Three months ended, June 30,     Six months ended, June 30,
                                                  ----------------------------    ----------------------------
                                                      2005            2004            2005            2004
                                                  ------------    ------------    ------------    ------------
Volatility                                                 122%            131%            122%     127% - 131%
Expected life of options                               5 years         5 years         5 years         5 years
Risk free interest rate                                    3.8%            3.9%            3.8%     3.1% - 3.9%
Dividend yield                                               0%              0%              0%              0%


      The weighted average grant date fair value of options granted during the three and six months ended June 30, 2005 was $0.52. No stock options were granted during the three months ended March 31, 2005. The weighted average grant date fair value of options granted during the three and six months ended June 30, 2004 was $0.58 and $0.85, respectively.

(4)   Marketable Equity Securities

      As of December 31, 2004 the Company held 2,119,000 shares of a customer's common stock with a market value of $445,000, which were received as payment of license fees. The market value of these shares decreased to $159,000 ($0.075 per share) as of June 30, 2005. The market value of these shares was $.09 per share as of July 18, 2005. The Company classifies these shares as trading securities and pursuant to SFAS No. 115, "Accounting for Certain Investments in Debt and
Equity Securities", unrealized gains and losses are included in the determination of net income (loss). Other income for the six months ended June 30, 2005 includes $286,000 of net unrealized loss on these securities. The Company's Chief Executive Officer (who is a director and shareholder of the Company) is a director of this customer.

(5)   Common Stock Warrants

      During the six months ended June 30, 2005 the following common stock warrants were exercised:

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

      A warrant holder exercised their warrants and the Company received proceeds of $5,000 and issued 12,500 shares of Common Stock.

(6)   Customer concentration

      For the three months ended June 30, 2005, three customers accounted for 35%, 14% and 14% of revenue and for the six months ended June 30, 2005, two customers accounted for 35%, and 17% of revenue. For the three and six months ended June 30, 2004, one customer accounted for 92% and 67% of revenue, resepectvely.

(7)   Flix Acquisition

      On April 29, 2005 the Company acquired certain assets related to the Flix software line of Wildform, Inc. (Wildform), pursuant to the terms of the Asset Purchase And Software License Agreement dated as of April 4, 2005, between the Company and Wildform.

      Pursuant to the terms of the Purchase Agreement, the Company acquired certain assets related to the Flix software and received a perpetual, irrevocable, royalty-free, sub-licensable license to use certain other intellectual property (the Licensed Flix IP) related to the Flix software. The Company also received a perpetual, irrevocable, royalty-free license to use certain web sales software (E-Commerce Software). In addition, the Company granted Wildform a perpetual license to use the Purchased Flix Assets and new versions of the Flix software in certain new software products being developed by Wildform in exchange for a payment of a royalty to the Company by Wildform.

      In consideration for the sale of the Purchased Flix Assets and the license of the Licensed Flix IP and Licensed E-Commerce Software, the Company paid Wildform $1,215,000, $200,000 of which has been deposited in an escrow account that will be maintained until the one-year anniversary of the Closing Date as security for Wildform's obligations under the Purchase Agreement. The preliminary allocation of the total acquisition cost of $1,229,000 was allocated as follows:

Software:             $800,000
Other intangibles     $185,000
Goodwill:             $244,000

The acquired software and other intangible assets are being amortized over their estimated useful lives of our years.

(8) Conversion of Preferred Stock

During the second quarter of 2005 the holder of Series C-V preferred stock converted the remaining 1,450,000 shares of Series C-V into 2,040,000 shares of the Company's common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENT

      This document  contains  forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance and are not statements of historical fact. In some cases, you can identify forward-looking statements by terminology such as "may," "might," "will," "would," "could," "should," "expect," "foresee," "plan," "anticipate," "assume, ""believe," "estimate," "predict," "potential," "objective," "forecast," "goal" or "continue," the negative of such terms, their cognates, or other comparable terminology. These statements are only predictions, and actual events or results may differ materially. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements, and in all cases, such statements are subject to the Company's ability to secure additional financing or to increase revenues to support its operations. We believe that we have sufficient funds and will generate sufficient funds to finance our operations for the next 12 months. There is no assurance that additional funds will not be required to support our operations. In this regard, the business and operations of the Company are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements contained in this Form 10-Q. You should consider the material presented in this Form 10-Q in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors That May Affect Future Operating Results" in the Company's Form 10-KSB for the year ended December 31, 2004.

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

OVERVIEW

      We are a leading video compression technology firm. We have developed a proprietary technology platform and the VPx family (e.g., VP5, VP6, VP7) of video compression/decompression software ("codec") to deliver high-quality video at the lowest possible data rates over proprietary networks and the Internet to set-top boxes, personal computers and wireless devices. Unlike other video codecs that are based on standard compression specifications set by industry groups (e.g., MPEG and H.264), our video compression software is based solely on intellectual property that we developed and own ourselves.

      We offer the following suite of products and services that incorporate our proprietary compression technology:


                  PRODUCTS                  o   video codecs;
                                            o   audio codecs; and
                                            o   encoding and server software,
                                                for use with video delivery
                                                platforms

                  SERVICES                  o   customized engineering and
                                                consulting services;
                                            o   technical support; and
                                            o   high-level video encoding


      Our customers use our products and services chiefly to provide the following video-related products and services to end users:

       TYPE OF CUSTOMER APPLICATION                    EXAMPLES
       ----------------------------                    --------
Video and Audio Distribution over           o   providing video-on-demand
Proprietary Networks                            services to residents in
                                                multi-dwelling units (MDUs)
                                            o   video surveillance

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

      As discussed in greater detail below, we earn revenue chiefly through licensing our software and providing specialized software engineering and consulting services to customers. In addition to license fees, we often charge a royalty fee based on the number of units of the customer's products containing the relevant On2 software products that are sold or distributed. Some of our agreements with customers also require that the customers pay us a percentage of the revenues that they earn from any of their products or services that use our software. Royalties may be subject to guaranteed minimum amounts and/or maximum amounts (e.g., annual caps).

      We have recently begun selling products and services, where the sales or services relate to our existing relationships with licensees. For instance, where a customer has licensed our software to develop its own proprietary video format and video players, we may sell encoding software to users who want to encode video for playback on our customers' players or we may provide engineering services to companies that want to modify our customer's software for use on a specific platform, such as a cell phone. As with royalties or revenue share arrangements, complementary sales of encoding software or engineering services should allow us to participate in the success of our customers' products. For instance, if a customer's video platform does well, we would expect there to be a market for encoding software and/or engineering services in support of that platform.

      We also sell licenses to certain third-party resellers. In addition, we generally require that customers pay us if they desire to receive any upgrades to our software (e.g., from VP6 to VP7). We charge a fee for engineering and consulting services, based on an estimate of the time it will take our software engineers to provide the services, or an hourly fee for ongoing services such as product support.

     The primary factor that will be critical to our success is our ability to continue to improve on our current video compression software so that it streams the highest-quality video at the lowest transmission rates (bit rate). We believe that our video compression software is highly efficient, allowing customers to stream comparatively good-quality video (compared with our competitors) at low bit rates (i.e., over slow connections) and unsurpassed high resolution video at high bit rates (i.e., over broadband connections). As connection speeds increase, however, the advantage that our highly efficient software has over competing technology may decrease.

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

      As discussed above, under our agreements with certain customers, we have retained the right to market products that complement those customer applications. As with arrangements in which we receive royalties, the ability to market complementary products can yield revenues in excess of any initial, one-time license fee. In instances where we have licensed our products to well-known customers, our right to sell complementary products may be very valuable. But unlike royalties, which we receive automatically without any additional effort on our part, the successful sale of complementary products requires that we effectively execute an end-user product development and marketing program. Until recently, we have generally produced software targeted at developers, who integrate our software into their products, and developing and marketing products aimed at end users is therefore a relatively new business for us.

      Although we are confident that we have adopted the licensing model most appropriate for a business of our size and expertise, a natural result of this licensing model is that the amount of revenue we generate is highly dependent on the success of our customers' product deployments. If the products of customers with whom we have established per unit royalty or revenue sharing relationships or for which we expect to market complementary products do not generate significant sales, such revenue may not attain significant levels. Conversely, if one or more of such customers' products are widely adopted, our revenues will likely be enhanced.

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

      A potential trend that we are currently monitoring is the possible emergence of H.264 as a competitor in the video compression field. H.264 is a standards-based codec that is the successor to MPEG-4. Although we believe our technology is superior to H.264, H.264 may become widely adopted by potential customers because, as a standards-based codec, there are numerous developers programming to the H.264 standard and developing products based on such standard and there are several manufacturers of multimedia processors that have done the work necessary to have H.264 operate on their chips. In addition, there are certain customers that prefer to license standards-based codecs.

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

RESULTS OF OPERATIONS

Revenue. Revenue for the three months ended June 30, 2005 was $346,000 as compared to $1,570,000 for the three months ended June 30, 2004. Revenue for the six months ended June 30, 2005 was $699,000 as compared to $2,164,000 for the six months ended June 30, 2004. Revenue for the three and six months ended June 30, 2005 and 2004 was derived primarily from the sale of software licenses and engineering and consulting services. The decrease in revenue for both the three and six months ended June 30, 2005 is primarily attributed to a $1,452,000 license of software to Macromedia, Inc.

Operating expenses

      The Company's operating expenses consist of cost of revenue, research and development, sales and marketing and general and administrative expenses. Operating expenses for the three months ended June 30, 2005 were $1,416,000 as compared to $1,480,000 for the three months ended June 30, 2004. Operating expenses were $2,871,000 for the six months ended June 30, 2005 as compared to $2,723,000 for the six months ended June 30, 2004.

Cost of Revenue. Cost of revenue includes personnel and consulting compensation costs, related overhead expenses, certain hardware costs, fees paid for licensed technology, amortization of assets recorded in connection with the Flix acquisition and depreciation costs. Cost of revenue for the three months ended June 30, 2005 was $410,000 as compared to $335,000 for the three months ended June 30, 2004. Cost of revenues for the six months ended June 30, 2005 was $779,000 as compared to $677,000 for the six months ended June 30, 2004. The increase in expenses for the three and six months ended June 30, 2005 is primarily due to an increase in compensation costs from the addition of personnel and the amortization of assets recorded in connection with the Flix acquisition, partially offset by equity-based compensation in the three and six month periods ended June 30, 2004.

Research and Development. Research and development expenses, excluding equity-based compensation, primarily consist of salaries and related expenses and consulting fees associated with the development and production of our products and services, operating lease costs and depreciation costs. Research and development expenses for the three months ended June 30, 2005 were $248,000 as compared to $206,000 for the three months ended June 30, 2004. Research and development expenses for the six months ended June 30, 2005 were $506,000 as compared to $448,000 for the six months ended June 30, 2004. The increases in expenses were primarily attributed to an increase in compensation costs due to the addition of certain personnel.

Sales and Marketing. Sales and marketing expenses, excluding equity-based compensation, consist primarily of salaries and related costs, business development and marketing personnel, tradeshow costs, marketing and promotional costs incurred to create brand awareness and public relations expenses. Sales and marketing expenses for the three months ended June 30, 2005 were $194,000 as compared to $121,000 for the three months ended June 30, 2004. Sales and marketing expenses for the six months ended June 30, 2005 were $305,000 as compared to $231,000 for the six months ended June 30, 2004. The increases were primarily attributed to an increase in compensation and benefits costs due to the addition of two sales persons.

General and Administrative. General and administrative expenses, excluding equity-based compensation, consist primarily of salaries and related personnel costs for general corporate functions including finance, human resources, legal and facilities, outside legal and other professional fees and insurance. General and administrative expenses for the three months ended June 30, 2005 were $564,000 as compared with $596,000 for the three months ended June 30, 2004. General and administrative expenses for the six months ended June 30, 2005 were $1,281,000 as compared with $1,067,000 for the six months ended June 30, 2004. The decrease for the three-month period is primarily due to a decrease in insurance premiums, consulting fees and professional fees. The increase for the six months ended June 30, 2005 was primarily attributable to increases in compensation and benefit costs, professional fees, trade show costs, travel and supplies, partially offset by a decrease in stock based compensation expense.

Equity-Based Compensation. During 2004 the company granted 870,000 shares of restricted common stock, net of forfeitures of 20,000 shares, to its employees and directors as compensation, which had a fair value of $835,000 on the date of grant. The restricted stock vested over a period of nine months and required the employee/director to be affiliated with the company on the vesting date. The compensation expense was $276,000 and $371,000 for the three and six months ended June 30, 2004, respectively. Equity-based compensation of $54,000 and $71,000 is included in cost of revenue for the three and six months ended June 30, 2004, respectively. Equity-based compensation of $22,000 and $30,000 relating to research and development, $6,000 and $9,000 relating to sales and marketing and $194,000 and $261,000 relating and general and administrative costs for the three and six months ended June 30, 2004, respectively, have been presented separately.

Interest and other income (expense), net. Interest and other income (expense), net was $(59,000) for the three months ended June 30, 2005 as compared to $(26,000) for the three months ended June 30, 2004. Interest and other income (expense), net was $(259,000) for the six months ended June 30, 2005 as compared to $(99,000) for the six months ended June 30, 2004. Interest and other income (expense), net primarily consists of interest earned money market accounts, interest incurred for capital lease obligation, term-loan, the interest and amortization of debt discount related to the Series A secured convertible debentures and gains and losses incurred on marketable equity securities. The increase in other expense, net for the three and six months ended June 30, 2005 is primarily attributable to the write down, to market, of the publicly traded stock the company received as payment for a license sold in the last quarter of 2004.

      At June 30, 2005, we had approximately 36 full-time employees. We expect to hire employees as necessary in order to attain our strategic objectives

LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 2005, we had cash reserves of $5,665,000 as compared to $5,418,000 at December 31, 2004. At June 30, 2005, the Company had working capital of $5,973,000 as compared with $5,466,000 at December 31, 2004.

      Net cash used in operating activities was $2,513,000 and $63,000 for the six months ended June 30, 2005 and 2004, respectively. The increase in net cash used in operating activities is primarily attributable to an increase in the net loss, a decrease in equity-based compensation, changes in accounts receivable, prepaid expenses and other assets and accounts payable and accrued expenses, partially offset by an increase in loss on marketable equity securities.

      Net cash used in investing activities was $1,333,000 and $15,000 for the six months ended June 30, 2005 and 2004, respectively, reflecting the acquisition of the Flix product line and an increase in the purchase of property and equipment.

      Net cash provided by financing activities was $4,089,000 and $188,000 for the six months ended June 30, 2005 and 2004, respectively. The increase is attributable to an increase in proceeds received from the exercise of common stock options and warrants.

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

      The Company believes that existing funds are sufficient to fund its operations through 2005. The Company plans to increase cash flows from operations principally from increases in revenue generated from its compression technology services and products. The Company may also pursue additional financings. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors That May Affect Future Operating Results" in the Company's 10-KSB/A for the year ended December 31, 2004.

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

IMPACT OF RECENTLY-ISSUED ACCOUNTING PRONOUNCEMENTS

      In December 2004, the FASB issued SFAS No. 123 (revised 2004) "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) addresses the accounting for transactions in which an enterprise exchanges its equity instruments for employee services. It also addresses transactions in which an enterprise incurs liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of those equity instruments in exchange for employee services. The cost of employee services received in exchange for equity instruments, including employee stock options, is to be measured on the grant-date fair value of those instruments. That cost will be recognized as compensation expense over the service period, which would normally be the vesting period. SFAS 123(R) is effective for the Company as of January 1, 2006. We are currently evaluating the impact of adopting SFAS 123(R) on our financial position and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company does not currently have any material exposure to interest rate risk, foreign currency risk, exchange rate risk, commodity price risk or other relevant market rate or price risks. However, the Company does have some exposure to foreign currency rate fluctuations arising from maintaining an office for the Company's U.K. based, wholly owned subsidiary which transacts business in the local functional currency. The U.K. based subsidiary does not conduct any sales and all their costs are funded in United States dollars. To date, the Company has not entered into any derivative financial instrument to manage foreign currency risk and is not currently evaluating the future use of any such financial instruments.

ITEM 4. CONTROLS AND PROCEDURES

      Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                          PART II -- OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company's 2005 Annual Meeting of Stockholders was held on May 5, 2005. Represented at the Annual Meeting, either in person or by proxy, were 77,865,193 voting shares. The following actions were taken by a vote of the Company's stockholders at the Annual Meeting:

Messrs. Doug McIntyre, William A. Newman, J. Allen Kosowsky, Tom Weigman, Mike Kopetski, and Michael J. Alfant were elected to serve as members of the Company's Board of Directors. The votes for Messrs. McIntyre, Newman, Kosowsky, Weigman, Kopetski, and Alfant were as follows:

                              FOR        AGAINST/WITHHELD    ABSTAIN

Douglas A. McIntyre        74,199,369        3,108,745             0
William A. Newman          75,016,692        2,291,422             0
J. Allen Kosowsky          75,387,738        1,920,376             0
Tom Weigman                75,244,323        2,063,791             0
Mike Kopetski              74,271,207        3,036,907             0
Mike Alfant                75,734,187        1,573,927             0

There were no broker non-votes with respect to the election of directors.

The appointment of Eisner LLP as the Company's independent certified public accountants for the fiscal year ending December 31, 2005 was ratified; 75,471,409 votes were cast for the ratification; 1,996,714 votes were cast against or were withheld with respect to the ratification; there were 397,070 abstentions; and there were no broker non-votes.

The proposal to authorize the On2 Technologies, Inc., 2005 Incentive Compensation Plan was adopted; 15,487,055 votes were cast for the proposal; 9,690,107 votes were cast against the proposal; there were 393,363 abstentions; and there were 53,294,666 broker non-votes.


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

(b)   Reports on Form 8-K

      The Company filed Form 8-K on April 5, 2005, containing a press release announcing that it had entered into a purchase and license agreement with Wildform, Inc. regarding Wildform's Flix(TM) Flash video encoder technology.

      The Company filed Form 8-K on April 21, 2005, containing a press release announcing the Company's results of operations for the quarter ending March 31, 2005.

      The Company filed Form 8-K on May 5, 2005, (i) announcing the completion of the previously-announced acquisition by the Company of certain assets related to the "Flix(TM)" software line of Wildform, Inc., pursuant to the terms of a certain Asset Purchase And Software License Agreement (the "Purchase Agreement") dated as of April 4, 2005, between the Company and Wildform and (ii) attaching a copy of the Purchase Agreement.

      The Company filed Form 8-K on May 11, 2005, announcing that the Company's stockholders had approved the On2 Technologies, Inc. 2005 Incentive Compensation Plan (the "2005 Plan") and attaching a copy of the 2005 Plan.

      The Company filed Form 8-K on May 13, 2005, announcing (i) that the Company's Board of Directors (the "Board") had adopted the annual meeting fees and option grants for members of the Board; (ii) that James Meyer and Afsaneh Naimollah had been appointed to the Board; and (iii) that the Board had extended the contracts of Douglas McIntyre, the President's Chairman, President, and CEO, Eric Ameres, the Company's Chief Technology Officer, and Tim Reusing, the Company's EVP - Legal Affairs and Business Relations.

      The Company filed Form 8-K on May 31, 2005, announcing that the Board had adopted a new Code of Ethics for Employees and Directors (the "Code") and attaching a copy of the Code.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    On2 Technologies, Inc.
                                                --------------------------------
                                                         (Registrant)

August 1, 2005                                       /s/ Anthony Principe
--------------                                  --------------------------------
(Date)                                                   (Signature)
                                                Anthony Principe
                                                Senior Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer)