Form 10-Q
period 2005-09-30
ON2 TECHNOLOGIES INC
filed 2005-11-01
CIK 1045280

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                              For the quarterly period ended September 30, 2005.

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

--------------------------------------------------------------------------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest applicable date:

      The number of shares of the Registrant's Common Stock, par value $0.01 ("Common Stock"), outstanding as of October 31, 2005, was 92,507,924.

                                Table of Contents

PART I -- FINANCIAL INFORMATION

                                                                                                    Page
                                                                                                    ----
Item 1.  Consolidated Financial Statements.

Condensed Consolidated Balance Sheets at September 30, 2005 (unaudited) and December 31, 2004........  4
Unaudited Condensed Consolidated Statements of Operations,
  Three and Nine Months Ended September 30, 2005 and 2004............................................  5
Unaudited Condensed Consolidated Statements of Comprehensive Loss
  Three and Nine Months Ended September 30, 2005 and 2004............................................  6
Unaudited Condensed Consolidated Statements of Cash Flows
  Nine Months Ended September 30, 2005 and 2004......................................................  7
Notes to Unaudited Condensed Consolidated Financial Statements.......................................  9

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations....... 13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.................................. 22

Item 4.  Controls and Procedures..................................................................... 22

PART II -- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K............................................................ 23

Signatures........................................................................................... 24

Certifications....................................................................................... 25

PART I -- FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                             ON2 TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             September 30,       December 31,
                                                                  2005               2004
                                                            --------------      --------------
                                                             (unaudited)
                                     ASSETS

Current assets:
  Cash and cash equivalents ..........................      $    4,552,000      $    5,418,000
  Marketable equity securities .......................             132,000             445,000
  Accounts receivable ................................             631,000             249,000
  Prepaid and other current assets ...................             186,000             156,000
                                                            --------------      --------------

     Total current assets ............................           5,501,000           6,268,000
                                                            --------------      --------------

Acquired software, net ...............................             716,000
Other acquired intangibles, net ......................             165,000
Goodwill .............................................             244,000

Property and equipment, net ..........................             147,000              87,000
Other assets .........................................              29,000              80,000
                                                            --------------      --------------

     Total assets ....................................      $    6,802,000      $    6,435,000
                                                            ==============      ==============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ...................................      $       22,000      $      177,000
  Accrued expenses ...................................             210,000             393,000
  Deferred revenue ...................................             209,000             153,000
  Term-loan ..........................................                                  62,000
  Capital lease obligation ...........................              19,000              17,000
                                                            --------------      --------------
     Total current liabilities .......................             460,000             802,000

Capital lease obligation, excluding current portion ..              11,000              26,000
Convertible debentures ...............................             241,000             330,000
                                                            --------------      --------------

      Total liabilities ..............................             712,000           1,158,000
                                                            --------------      --------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock ....................................              19,000              33,000
  Common stock .......................................             910,000             803,000
  Additional paid-in capital .........................         123,199,000         115,841,000
  Accumulated other comprehensive loss ...............             (41,000)            (42,000)
  Accumulated deficit ................................        (117,997,000)       (111,358,000)
                                                            --------------      --------------

    Total stockholders' equity .......................           6,090,000           5,277,000
                                                            --------------      --------------

    Total liabilities and stockholders' equity .......      $    6,802,000      $    6,435,000
                                                            ==============      ==============

 See accompanying notes to unaudited condensed consolidated financial statements

                             ON2 TECHNOLOGIES, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          Three Months Ended                    Nine Months Ended
                                                             September 30,                         September 30,
                                                   ---------------------------------     ---------------------------------
                                                        2005               2004               2005               2004
                                                   --------------     --------------     --------------     --------------
Revenue .....................................      $      507,000     $      762,000     $    1,206,000     $    2,926,000

Operating expenses:
     Cost of revenue (1) ....................             470,000            399,000          1,249,000          1,076,000
     Research and development (2) ...........             249,000            231,000            755,000            679,000
     Sales and marketing (2) ................             219,000            123,000            524,000            354,000
     General and administrative (2) .........             586,000          1,091,000          1,867,000          2,158,000
     Equity-based compensation:
         Research and development ...........                                 23,000                                53,000
         Sales and marketing ................                                  6,000                                15,000
         General and administrative .........                                194,000                               455,000
                                                   --------------     --------------     --------------     --------------

Total operating expenses ....................           1,524,000          2,067,000          4,395,000          4,790,000

Loss from operations ........................          (1,017,000)        (1,305,000)        (3,189,000)        (1,864,000)

Interest and other
  income (expense), net .....................             (14,000)           388,000           (273,000)           289,000
                                                   --------------     --------------     --------------     --------------

Loss before provision for income taxes ......          (1,031,000)          (917,000)        (3,462,000)        (1,575,000)

Provision for income taxes ..................              13,000                                25,000              3,000
                                                   --------------     --------------     --------------     --------------

Net loss ....................................      $   (1,044,000)    $     (917,000)    $   (3,487,000)    $   (1,578,000)

Convertible preferred stock deemed
   dividend .................................           2,484,000                             2,844,000
Convertible preferred stock 8%
   dividend .................................              81,000                               243,000
Accretion of costs associated with the Series
   D Preferred Stock ........................              22,000                                65,000
                                                   --------------     --------------     --------------     --------------

Net loss attributable to common
   shareholders .............................      $   (3,631,000)    $     (917,000)    $   (6,639,000)    $   (1,578,000)
                                                   ==============     ==============     ==============     ==============

Basic and diluted net loss attributable to
   common shareholders per common share .....      $        (0.04)    $        (0.01)    $        (0.08)    $        (0.02)
                                                   ==============     ==============     ==============     ==============

Weighted average basic and diluted common
shares outstanding: .........................          90,566,000         78,587,000         88,375,000         76,673,000
                                                   ==============     ==============     ==============     ==============

      (1) Includes equity-based compensation of $55,000 and $126,000 for the three and nine months ended September 30, 2004.

      (2) Excludes equity-based compensation, which is presented separately for the three and nine months ended September 30, 2004.

 See accompanying notes to unaudited condensed consolidated financial statements

                             ON2 TECHNOLOGIES, INC.
        UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                                      Three Months Ended                    Nine Months Ended
                                                         September 30,                        September 30,
                                              ---------------------------------     ---------------------------------
                                                   2005               2004               2005               2004
                                              --------------     --------------     --------------     --------------
Net income (loss) .....................       $   (1,044,000)    $     (917,000)    $   (3,487,000)    $   (1,578,000)

Other comprehensive income (loss):

Foreign currency translation adjustment               (3,000)            (3,000)             1,000             20,000
                                              --------------     --------------     --------------     --------------

Comprehensive income (loss) ...........       $   (1,047,000)    $     (920,000)    $   (3,486,000)    $   (1,558,000)
                                              ==============     ==============     ==============     ==============

 See accompanying notes to unaudited condensed consolidated financial statements

                             ON2 TECHNOLOGIES, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Nine Months Ended September 30,
                                                                             2005               2004
                                                                        --------------     --------------
Cash flows from operating activities:

  Net loss ......................................................       $   (3,487,000)    $   (1,578,000)
    Adjustments to reconcile net loss to net cash used in
     operating activities:
     Equity-based compensation ..................................                                 649,000
     Depreciation and amortization ..............................              160,000             90,000
     Write-off of fixed assets ..................................                                  20,000
     Amortization of debt discount ..............................               11,000             18,000
     Marketable equity securities received as payment for license                                (289,000)
     fee
     Unrealized (gain) loss on marketable equity securities .....              313,000           (344,000)
     Realized loss on the sale of marketable equity securities ..                                  15,000
   Changes in operating assets and liabilities:
     Accounts receivable, net ...................................             (382,000)           232,000
     Prepaid expenses and other current assets ..................              (30,000)           (16,000)
     Other assets ...............................................               51,000            (82,000)
     Accounts payable accrued expenses and other liabilities ....             (328,000)             5,000
     Deferred revenue ...........................................               56,000             91,000
                                                                        --------------     --------------

Net cash used in operating activities ...........................           (3,636,000)        (1,189,000)
                                                                        --------------     --------------

Cash flows from investing activities:

  Proceeds from the sale of marketable equity securities ........                                  67,000
  Acquisition of the Flix Software line .........................           (1,229,000)
  Purchases of property and equipment ...........................             (116,000)           (19,000)
                                                                        --------------     --------------

Net cash (used) in provided by investing activities .............           (1,345,000)            48,000
                                                                        --------------     --------------

Cash flows from financing activities:

  Principal payments on capital lease obligations ...............              (12,000)            (7,000)
  Proceeds from term-loan, net of repayments ....................              (62,000)            60,000
  Proceeds from the sale of common stock ........................
  Proceeds from exercise of common stock options and warrants ...            4,188,000            643,000
                                                                        --------------     --------------

Net cash provided by financing activities .......................            4,114,000            696,000
                                                                        --------------     --------------
Net change in cash and cash equivalents .........................             (867,000)          (445,000)

Effect of exchange rate changes on cash and cash equivalents ....                1,000             20,000

Cash and cash equivalents, beginning of period ..................            5,418,000          2,963,000
                                                                        --------------     --------------
Cash and cash equivalents, end of period ........................       $    4,552,000     $    2,538,000
                                                                        ==============     ==============

                             ON2 TECHNOLOGIES, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (CONTINUED)

Supplemental disclosure of cash flow information and non-cash investing and financing activities:

                                                                               Nine Months Ended September 30,
                                                                                 2005                  2004
                                                                            ---------------       ---------------
 Cash paid during the period for:
    Interest ........................................................       $         6,000       $         8,000
                                                                            ===============       ===============
    Taxes ...........................................................       $        22,000       $         8,000
                                                                            ===============       ===============
  Acquisition of fixed assets under capital leases ..................                             $        54,000
                                                                                                  ===============
  Conversion of debentures into shares of common stock ..............       $       100,000       $       100,000
                                                                            ===============       ===============
  Conversion of preferred stock into shares of common stock .........       $        14,000       $        16,000
                                                                            ===============       ===============
  Marketable equity securities received for accounts receivable .....                             $       150,000
                                                                                                  ===============
  Unearned compensation from the issuance of restricted common
  stock, net of forfeiture ..........................................                             $       835,000
                                                                                                  ===============
  Common stock issued for interest on Series A Convertible Debentures       $        10,000
                                                                            ===============
  Common stock issued for dividends on Series D Preferred Stock .....       $       244,000
                                                                            ===============
  Accretion of costs associated with the issuance of Series D
  Preferred Stock ...................................................       $        65,000
                                                                            ===============
  Convertible Preferred Stock deemed dividend .......................       $     2,844,000
                                                                            ===============

 See accompanying notes to unaudited condensed consolidated financial statements

                             ON2 TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Description of On2 Technologies, Inc.

      On2 Technologies, Inc. ("On2" or the "Company") is a leading video compression technology firm. The Company has developed its proprietary technology platform and video compression/decompression ("codec") software to deliver high-quality video at the lowest possible data rates to intra- and internets, such as set-top boxes, the Internet and wireless devices. The Company offers a suite of products and professional services that encompass its proprietary compression technology. The Company's professional service offerings include customized engineering and consulting services and high-level video encoding. In addition, the Company licenses its software products for use with video delivery platforms.

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

(3) Stock-Based Compensation

      Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" encourages the use of the fair value based method of accounting for stock-based employee compensation. Alternatively, SFAS No.123 allows entities to continue to apply the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations and provide pro forma disclosures of net income (loss) and earnings (loss) per share, as if the fair value based method of accounting had been applied to employee awards. The Company has elected to continue to apply the provisions of APB Opinion 25 and provide the disclosures required by SFAS No. 123 and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied to all awards.

                                                     Three months ended, September 30,        Nine months ended, September 30,
                                                    -----------------------------------     -----------------------------------
                                                          2005                2004                2005                2004
 Reported net loss attributable to common
 shareholders                                       $    (3,631,000)    $      (917,000)    $    (6,639,000)    $    (1,578,000)

Stock-based employee compensation determined
under the fair value-based method                          (325,000)           (522,000)         (1,461,000)           (880,000)
                                                    ---------------     ---------------     ---------------     ---------------

Pro forma net loss                                  $    (3,956,000)    $    (1,439,000)    $    (8,100,000)    $    (2,458,000)
                                                    ===============     ===============     ===============     ===============

Loss per common share (basic and diluted):

    As reported                                     $         (0.04)    $         (0.01)    $         (0.08)    $         (0.02)
                                                    ===============     ===============     ===============     ===============

    Pro forma                                       $         (0.04)    $         (0.02)    $         (0.09)    $         (0.03)
                                                    ===============     ===============     ===============     ===============

      During the three months ended March 31, 2004 the Company granted 870,000 shares of restricted common stock to its employees and directors as incentive compensation. The stock vested on December 1, 2004 and the total compensation expense of $835,000 was amortized over the nine-month vesting period. The related compensation expense of $278,000 and $649,000 for the three and nine months ended September 30, 2004, respectively, is included in the determination of reported net loss for those periods.

      The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model reflecting the following;

                                Three months ended, September 30,        Nine months ended, September 30,
                               -----------------------------------     -----------------------------------
                                     2005                2004                2005                2004
Volatility                             120%                128%          120 - 122%          127 - 131%
Expected life of options            5 years             5 years             5 years             5 years
Risk free interest rate                4.0%          3.4 - 3.7%          3.8 - 4.0%         3.1% - 3.9%
Dividend yield                           0%                  0%                  0%                  0%

      The weighted average grant date fair value of options granted during the three and nine months ended September 30, 2005 was $0.51 and $0.52, respectively. The weighted average grant date fair value of options granted during the three and nine months ended September 30, 2004 was $0.60 and $0.67, respectively.

(4) Marketable Equity Securities

      As of December 31, 2004 the Company held 2,119,000 shares of a customer's common stock with a market value of $445,000, which were received as payment of license fees. The market value of these shares decreased to $132,000 ($0.062 per share) as of September 30, 2005. The market value of these shares was $0.06 per share as of October 28, 2005. The Company classifies these shares as trading securities and pursuant to SFAS No. 115, "Accounting for Certain Investments in

Debt and Equity Securities", unrealized gains and losses are included in the determination of net income (loss). Other income for the nine months ended September 30, 2005 includes $313,000 of net unrealized loss on these securities. The Company's Chief Executive Officer (who is a director and shareholder of the Company) is a director of this customer.

(5) Common Stock Options and Warrants

      During the nine months ended September 30, 2005 the following common stock warrants were exercised:

      Travelers exercised all of the remaining Series C-VI Preferred Warrants and the Company received proceeds of $2,247,000 and issued 4,012,000 shares of Common Stock.

      Midsummer Investment Ltd. exercised all of the one-year Series D Preferred Sock Warrants and the Company received proceeds from the exercise in the amount of $1,886,000 (net of $60,000 of expenses) and issued 2,994,000 shares of Common Stock.

      A debenture holder exercised all of his warrants and the Company received proceeds of $20,000 and issued 179,000 shares of Common Stock.

      A warrant holder exercised his warrants and the Company received proceeds of $5,000 and issued 12,500 shares of Common Stock.

      One of the Company's directors exercised his warrants and the Company received proceeds of $9,000 and issued 30,000 shares of Common Stock.

      Employees exercised stock options and the Company received proceeds of $21,000 and issued 62,000 shares of Common Stock.

(6) Series A Secured Convertible Debentures

      During the nine months ended September 30, 2005 holders of Series A Secured Convertible Debentures converted an aggregate of $100,000 of debentures into 893,000 shares of the Company's common stock.

(7) Preferred Stock

      In connection with the issuance of its Series D Preferred Stock in October 2004 the Company measured aggregate deemed dividends of $2,964,000 related to warrants and a beneficial conversion feature. During the three and nine months ended September 30, 2005 the Company recognized $2,484,000 and $2,844,000, respectively of these deemed dividends. Although the Series D Convertible Preferred Stock has stated redemption dates, the Company may, at its option, settle such redemptions by issuing common stock. The related discount was being amortized over the redemption period since the redemption value exceeded the fair value of the underlying convertible common shares. However as of September 30, 2005, the fair market value of the Company's common stock exceeded the conversion price and as a result, the remaining unamortized balance of $2,364,000 was included in the deemed dividend recognized in the quarter.

      During the second quarter of 2005, 1,450,000 shares of Series C-V Preferred Stock were converted into 2,040,000 shares of common stock.

(8) Flix Acquisition

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

      In consideration for the sale of the Purchased Flix Assets and the license of the Licensed Flix IP and E-Commerce Software, the Company paid Wildform $1,215,000, $200,000 of which has been deposited in an escrow account that will be maintained until the one-year anniversary of the Closing Date as security for Wildform's obligations under the Purchase Agreement. The preliminary allocation of the total acquisition cost of $1,229,000 was allocated as follows:

Software: $800,000
Other intangibles: $185,000
Goodwill: $244,000

      The acquired software and other intangibles are being amortized over their estimated useful lives of four years.

(9) Customer Concentration

      For the three months ended September 30, 2005, three customers accounted for 25%, 17% and 16% of revenue and for the nine months ended September 30, 2005, three customers accounted for 20%, 12% and 10% of revenue. For the three months ended September 30, 2004, four customers accounted for 38%, 17%, 16% and 13% of revenue and for the nine months ended September 30, 2004 three customers accounted for 50%, 10% and 9%.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statement

      This document contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance and are not statements of historical fact. In some cases, you can identify forward-looking statements by terminology such as "may," "might," "will," "would," "could," "should," "expect," "foresee," "plan," "anticipate,' "assume," "believe," "estimate," "predict," "potential," "objective," "forecast," "goal" or "continue," the negative of such terms, their cognates, or other comparable terminology. These statements are only predictions, and actual events or results may differ materially. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements, and in all cases, such statements are subject to the Company's ability to secure additional financing or to increase revenues to support its operations. We believe that we have sufficient funds and will generate sufficient funds to finance our operations for the next 12 months. There is no assurance that additional funds will not be required to support our operations. In this regard, the business and operations of the Company are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements contained in this Form 10-Q. You should consider the material presented in this Form 10-Q in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors That May Affect Future Operating Results" in the Company's Form 10-KSB/A for the year ended December 31, 2004.

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

Overview

      We are a leading video compression technology firm. We have developed a proprietary technology platform and the TrueMotion VPx family (e.g., VP5, VP6, VP7) of video compression/decompression ("codec") software to deliver high-quality video at the lowest possible data rates over proprietary networks and the Internet to set-top boxes, personal computers and wireless devices. Unlike other video codecs that are based on standard compression specifications set by industry groups (e.g., MPEG and H.264), our video compression software is based solely on intellectual property that we developed and own ourselves.

      We offer the following suite of products and services that incorporate our proprietary compression technology:

            Products          o     video codecs;
                              o     audio codecs; and
                              o     encoding and server software, for use with
                                    video delivery platforms

            Services          o     customized engineering and consulting
                                    services;
                              o     technical support; and
                              o     high-level video encoding

      Many of our customers are software developers who use our products and services chiefly to provide the following video-related products and services to end users:

       TYPE OF CUSTOMER
          APPLICATION                               EXAMPLES
          -----------                               --------

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

      In addition, as discussed at greater length below, we have recently begun marketing encoding software for use either by end users or by developers who want to add video-encoding functionality to the software they have developed.

      As discussed in greater detail below, we earn revenue chiefly through licensing our software and providing specialized software engineering and consulting services to customers. In addition to license fees, we often charge a royalty fee based on the number of units of some or all of the customer's products that contain the relevant On2 software products that are sold or distributed. Some of our agreements with customers also require that the customers pay us a percentage of the revenues that they earn from any of their products or services that use our software. Royalties may be subject to guaranteed minimum amounts and/or maximum amounts (e.g., annual caps).

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

      As part of our strategy to develop complementary products that could allow us to capitalize on our customers' success, in April 2005 we completed the acquisition from Wildform, Inc., of its Flix line of encoding software. The Flix software allows users to prepare video and other multimedia content for playback on the Macromedia(R) Flash(R) player, the widely distributed multimedia player. Because Macromedia is currently using our VP6 software as the core video engine for the Flash 8 player, we believed that there was an opportunity for us to sell Flash 8 encoding software to end users, such as video professionals and web designers, and to software development companies that wish to add Flash 8 encoding functionality to their software. We concluded that by taking the well-regarded Flix software and updating it with Flash 8 encoding capability, we could best take advantage of the anticipated success of Flash 8 - by combining the most up-to-date Flash 8 encoding software straight from the company that developed Flash 8 video with the already well-known Flix brand, which has existed since the advent of Flash video and has a loyal following among users.

      In addition to licensing our software to software developers and end users for their own use, we sell licenses to certain third-party resellers. We also generally require that customers pay us if they desire to receive any upgrades to our software (e.g., from VP6 to VP7). We charge a fee for engineering and consulting services, based on an estimate of the time it will take our software engineers to provide the services, or an hourly fee for ongoing services such as product support.

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

      One of the most significant recent trends in our business is our increasing reliance on the success of the product deployments of our customers. As referenced above, an increasing number of our license agreements with customers provide for the payment of license fees that are dependent either on the number of units of a customer's product incorporating our software that are sold or on the amount of revenue generated by a customer from the sale of products or services that incorporate our software. We have chosen this royalty-dependent licensing model because, as a company of only approximately 37 employees, we generally do not have the product development or marketing resources to develop and market end-to-end video solutions. Instead, our software is primarily intended to be used as a building block for companies that are developing end-to-end video products and/or services.

      As discussed above, under our agreements with certain customers, we have retained the right to market products that complement those customer applications. These arrangements allow us to take advantage of our customers' superior ability to produce and market end-to-end video products, while offering those customers the benefit of having us produce technologically-advanced products that should contribute to the success of their applications. As with arrangements in which we receive royalties, the ability to market complementary products can yield revenues in excess of any initial, one-time license fee. In instances where we have licensed our products to well-known customers, our right to sell complementary products may be very valuable. But unlike royalties, which we receive automatically without any additional effort on our part, the successful sale of complementary products requires that we effectively execute an end-user product development and marketing program. Until recently, we have generally produced software targeted at developers, who integrate our software into their products, and developing and marketing products aimed at end users is therefore a relatively new business for us.

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

      Another significant trend in our business is the emergence of Microsoft as a principal competitor in the market for digital media creation and distribution technology. Microsoft currently competes with us in the market for digital media servers, players, codecs and other technology and services related to digital distribution of media. Microsoft's commitment to and presence in the media delivery industry has increased. Microsoft distributes its competing streaming encoder, media server, player, tools and digital rights management products by bundling them with its Windows operating systems and servers at no additional cost or otherwise making them available free of charge or at a low cost. Microsoft's practices have caused, and may continue to cause, pricing pressure on our revenue generating products and services and may affect usage of our competing products and formats. Microsoft's anticompetitive practices have led in some cases, and could continue to lead to, longer sales cycles, decreased sales, loss of existing and potential customers and reduced market share. In addition, we believe that Microsoft has used and may continue to use its monopoly position in the computer industry and its financial resources to secure preferential or exclusive distribution, use and bundling contracts for its media delivery technologies and products with third parties, such as ISPs, content delivery networks, content providers, entertainment and media companies, VARs and OEMs, including third parties with whom we have relationships.

      Another trend is the emergence of H.264 as a competitor in the video compression field. H.264 is a standards-based codec that is the successor to MPEG-4. We believe our technology is superior to H.264, and that we can offer significantly more flexibility in licensing terms than customers will get when licensing H.264. H.264 may nevertheless become widely adopted by potential customers because, as a standards-based codec, it has the advantage of having numerous developers who are programming to the H.264 standard and developing products based on such standard and several manufacturers of multimedia processors have done the work necessary to have H.264 operate on their chips. These advantages may allow potential customers to implement a solution based on
H.264 with less initial development time and expense than a solution using On2 Video might require, and those upfront time- and cost-savings might convince such customers to adopt a solution that, in the end, is less efficient and more expensive than On2 Video. In addition, there are certain customers that prefer to license standards-based codecs.

      The market for digital media creation and delivery technology is constantly changing and intensely and increasingly competitive. We have taken and continue to take a number of steps to address this competition. First and foremost, we focus on providing our customers with video compression/decompression technology that delivers the highest possible video quality at the lowest possible data rates. In order to do this, we devote a significant portion of our engineering capacity to research and development. Although we expect that competition from Microsoft, H.264 developers, and others will continue to intensify, we currently expect that our video compression technology will remain competitive and that our relatively small size will allow us to innovate in the video compression field and respond to emerging trends more quickly than monolithic organizations such as Microsoft and the MPEG consortium. We also address the competitive threats that we face by focusing on developing relationships with customers who do not want to do business with Microsoft and/or do not find the complex and rigid standards-based licenses and fee structures appealing.

Critical Accounting Policies and Estimates

      This discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements that have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The preparation of our condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates. The condensed consolidated financial statements and the related notes thereto should be read in conjunction with the following discussion of our critical accounting policies and our Form 10-KSB/A filed with the SEC on March 23, 2005. Our critical accounting policies and estimates are:

            o     Revenue recognition
            o     Equity-based compensation
            o     Impairment of long-lived assets

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

      Our software licensing arrangements typically consist of two elements: a software license and post-contract customer support ("PCS"). We recognize license revenues based on the residual method after all elements other than PCS have been delivered as prescribed by SOP 98-9. We recognize PCS revenues over the term of the maintenance contract or on a "per usage" basis, depending upon the terms of the contract. Vendor specific objective evidence of the fair value of PCS is determined by reference to the price the customer will have to pay for PCS when it is sold separately (i.e. the renewal rate). Most license agreements offer additional PCS at a stated price. Revenue is recognized on a per copy basis for licensed software when each copy of the licensed software purchased by the customer or reseller is delivered. We do not allow returns, exchanges or price protection for sales of software licenses to our customers or resellers, and we do not allow our resellers to purchase software licenses under consignment arrangements.

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

      Impairment of Long-Lived Assets. The Company follows statement of Financial Accounting Standard No 144 "Accounting for the Impairment of Long-Lived Assets". Long-lived assets are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flow to the recorded value of the asset. Subsequent impairment assessments could result in future impairment charges. Any impairment charge results in the reduction in the carrying value of long-lived assets and reduces our operating results in the period in which the charge arose.

Results of Operations

Revenue. Revenue for the three months ended September 30, 2005 was $507,000 as compared to $762,000 for the three months ended September 30, 2004. Revenue for the nine months ended September 30, 2005 was $1,206,000 as compared to $2,926,000 for the nine months ended September 30, 2004. Revenue for the three and nine months ended September 30, 2005 and 2004 was derived primarily from the sale of software licenses, engineering and consulting services and royalties. The decrease in revenue for the three months ended September 30, 2005 is primarily attributed to sales in 2004 to our Japanese reseller and an electronics chip manufacturer that did not occur in 2005. The decrease in revenue for the nine months ended September 30, 2005 is primarily attributed to a $1,452,000 license of software to Macromedia, Inc in 2004.

Operating expenses

      The Company's operating expenses consist of cost of revenue, research and development, sales and marketing and general and administrative expenses. Operating expenses for the three months ended September 30, 2005 were $1,524,000 as compared to $2,067,000 for the three months ended September 30, 2004. Operating expenses were $4,395,000 for the nine months ended September 30, 2005 as compared to $4,790,000 for the nine months ended September 30, 2004.

Cost of Revenue. Cost of revenue includes personnel and consulting compensation costs, related overhead expenses, certain hardware costs, fees paid for licensed technology, amortization of assets recorded in connection with the Flix acquisition and depreciation costs. Cost of revenue for the three months ended September 30, 2005 was $470,000 as compared to $399,000 for the three months ended September 30, 2004. Cost of revenues for the nine months ended September 30, 2005 was $1,249,000 as compared to $1,076,000 for the nine months ended September 30, 2004. The increase in expenses for the three and nine months ended September 30, 2005 is primarily due to an increase in compensation costs from the addition of technical personnel and the amortization of the acquired assets recorded in connection with the Flix acquisition, partially offset by equity-based compensation expenses in the three and nine month periods ended September 30, 2004.

Research and Development. Research and development expenses primarily consist of salaries and related expenses and consulting fees associated with the development and production of our products and services, operating lease costs and depreciation costs. Research and development expenses for the three months ended September 30, 2005 were $249,000 as compared to $231,000 for the three months ended September 30, 2004. Research and development expenses for the nine months ended September 30, 2005 were $755,000 as compared to $679,000 for the nine months ended September 30, 2004. The increases in expenses were primarily attributed to an increase in compensation costs due to the addition of certain technical personnel.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related costs, business development and marketing personnel, tradeshow costs, marketing and promotional costs incurred to create brand awareness and public relations expenses. Sales and marketing expenses for the three months ended September 30, 2005 were $219,000 as compared to $123,000 for the three months ended September 30, 2004. Sales and marketing expenses for the nine months ended September 30, 2005 were $524,000 as compared to $354,000 for the nine months ended September 30, 2004. The increases were primarily attributed to an increase in compensation and benefits costs due to the addition of two sales persons and an increase in the number of trade shows the Company attended.

General and Administrative. General and administrative expenses consist primarily of salaries and related personnel costs for general corporate functions including finance, human resources, legal and certain facilities, outside legal and other professional fees and insurance. General and administrative expenses for the three months ended September 30, 2005 were $586,000 as compared with $1,091,000 for the three months ended September 30, 2004. General and administrative expenses for the nine months ended September 30, 2005 were $1,867,000 as compared with $2,158,000 for the nine months ended September 30, 2004. The decrease for the three and nine-month periods are primarily due to a decrease in equity-based compensation of $455,000, insurance premiums of $42,000 and professional fees of $13,000.

Equity-Based Compensation. During 2004 the company granted 870,000 shares of restricted common stock, net of forfeitures of 20,000 shares, to its employees and directors as compensation, which had a fair value of $835,000 on the date of grant. The restricted stock vested over a period of nine months and required the employee/director to be affiliated with the company on the vesting date. The compensation expense was $278,000 and $649,000 for the three and nine months ended September 30, 2004, respectively. Equity-based compensation of $55,000 and $126,000 is included in cost of revenue for the three and nine months ended September 30, 2004, respectively. Equity-based compensation of $23,000 and $53,000 relating to research and development, $6,000 and $15,000 relating to sales and marketing and $194,000 and $455,000 relating and general and administrative costs for the three and nine months ended September 30, 2004, respectively, have been presented separately.

Interest and other income (expense), net. Interest and other income (expense), net was $(14,000) for the three months ended September 30, 2005 as compared to $388,000 for the three months ended September 30, 2004. Interest and other income (expense), net was $(273,000) for the nine months ended September 30, 2005 as compared to $289,000 for the nine months ended September 30, 2004. Interest and other income (expense), net primarily consists of interest earned on money market accounts, interest incurred for capital lease obligation, term-loan, the interest and amortization of debt discount related to the Series A Secured Convertible Debentures and gains and losses incurred on marketable equity securities. The increase in interest and other expense, net for the three and nine months ended September 30, 2005 is primarily attributable to the write down, to market, of the publicly traded stock the company received in 2004 as payment for a license.

At September 30, 2005, we had approximately 37 full-time employees. We expect to hire employees as necessary in order to attain our strategic objectives.

Liquidity and Capital Resources

      At September 30, 2005, the Company had cash balances of $4,552,000 as compared to $5,418,000 at December 31, 2004. At September 30, 2005, the Company had working capital of $5,041,000 as compared with $5,466,000 at December 31, 2004.

      Net cash used in operating activities was $3,636,000 and $1,189,000 for the nine months ended September 30, 2005 and 2004, respectively. The increase in net cash used in operating activities is primarily attributable to an increase in the net loss, a decrease in equity based compensation and changes in accounts receivable, and accounts payable, accrued expenses and other liabilities, partially offset by an increase in loss on marketable equity securities.

      Net cash (used) in provided by investing activities was $(1,345,000) and $48,000 for the nine months ended September 30, 2005 and 2004, respectively, reflecting the acquisition of the Flix product line and an increase in the purchase of property and equipment.

      Net cash provided by financing activities was $4,114,000 and $696,000 for the nine months ended September 30, 2005 and 2004, respectively. The increase is attributable to an increase in proceeds received from the exercise of common stock options and warrants.

      During the three months ended September 30, 2005 the Company received $125,000 representing a partial payment under an agreement with Beijing Fastrend Technology Ltd. (Fastrend). The payment is included in deferred revenue as of September 30, 2005 as the related revenue has not yet been recognized.

      We currently have no material commitments for the next 12 months other than those under our operating lease arrangements. These arrangements consist primarily of lease arrangements for our office space in Clifton Park, New York and New York City. The aggregate required payments for the next 12 months under these arrangements are $210,000. Notwithstanding the above, our most significant non-contractual operating costs for the next 12 months are compensation and benefit costs, insurance costs and general overhead costs such as telephone and utilities. During the next 12 months, we anticipate incurring approximately $500,000 per month in cash operating costs.

      The Company believes that existing funds are sufficient to fund its operations through 2006. The Company plans to increase cash flows from operations principally from increases in revenue generated from its compression technology services and products. The Company may also pursue additional financings. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors That May Affect Future Operating Results" in the Company's 10-KSB/A for the year ended December 31, 2004.

      We have experienced significant operating losses and negative operating cash flows to date. Our management's plan to increase our cash flows from operations relies significantly on increases in revenue generated from our technology services and products. However, there are no assurances that we will be successful in effecting such increases. The market for video compression technology is highly competitive. Additionally, our capital requirements depend on numerous factors, including market acceptance of our technology and services, research and development costs and the resources we spend on marketing and selling our products and services. Additionally, we continue to evaluate investments in complementary businesses, products and services, some of which may be significant.

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

Item 4. Controls and Procedures

      Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                          PART II -- OTHER INFORMATION

      Item 6. Exhibits and Reports on Form 8-K.

      (a) Exhibits

10.1 Letter Agreement by and between the Company and Douglas A. McIntyre, dated as of May 11, 2005, extending the Company's employment contract with Mr. McIntyre for one year
10.2 Letter Agreement by and between the Company and Eric L. Ameres, dated as of May 11, 2005, extending the Company's employment contract with Mr. Ameres for one year
10.3 Letter Agreement by and between the Company and Timothy C. Reusing, dated as of May 11, 2005, extending the Company's employment contract with Mr. Reusing for one year
10.4 License Agreement by and between the Company and Bevmax Office Centers 1560, LLC
31.1 Certifications Of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
31.2 Certifications Of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
32.1        Certification of Chief Executive Officer Pursuant to 18 U.S.C.
            Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2        Certification of Chief Financial Officer Pursuant to 18 U.S.C.
            Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K

            The Company filed Form 8-K on July 28, 2005, containing a press release announcing the Company's results of operations for the quarter ending June 30, 2005.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 On2 Technologies, Inc.
                                        ----------------------------------------
                                                      (Registrant)

October 31, 2005                                 /s/ Anthony Principe
----------------------                  ----------------------------------------
(Date)                                                (Signature)
                                        Anthony Principe
                                        Senior Vice President and Chief
                                        Financial Officer
                                            (Principal Financial Officer)