Form 10-K
period 2005-12-31
ON2 TECHNOLOGIES INC
filed 2006-03-15
CIK 1045280

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

   (Mark One)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended December 31, 2005

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                         Commission file number 1-15117.

                             On2 Technologies, Inc.
             (Exact name of registrant as specified in its charter)

       Delaware                                            84-1280679
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

21 Corporate Drive, Suite 103, Clifton Park, NY                          12065
   (Address of principal executive offices)                           (Zip Code)

               Registrant's telephone number, including area code:
                                 (518) 348-0099

        Securities to be Registered Pursuant to Section 12(b) of the Act:

         Title of Each Class     Name(s) of Each Exchange on Which Listed
            Common Stock                  American Stock Exchange

           Securities Registered Pursuant to Section 12(g) of the Act:
                                      NONE

      Indicate by check mark if the registrant is a well-seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

      Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained herein, and will not will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, or a non-accelerated filer. (Check one):

  Large Accelerated Filer [ ] Accelerated Filer [ ] Non-Accelerated Filer [X]

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

                                 Yes [ ]No [X]

      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 13, 2006, was approximately $78,945,000.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

      State the number of shares outstanding of each of the issuer's classes of common stock, $0.01 par value ("Common Stock"), as of the latest practicable date: 92,877,379 shares as of March 13, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

      Items 9, 10, 11, and 12 of Part III are incorporated by reference from the Company's definitive Proxy Statement, to be filed with the Securities and Exchange Commission on or before 120 days after December 31, 2005.

                                          Table of Contents

PART I
 ITEM 1.     DESCRIPTION OF BUSINESS                                                              4
 ITEM 2.     DESCRIPTION OF PROPERTY                                                             16
 ITEM 3.     LEGAL PROCEEDINGS
                                                                                                 16
 ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                 16
PART II
 ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS                            16
 ITEM 6.     SELECTED FINANCIAL DATA                                                             19
 ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
             OPERATIONS                                                                          19
 ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                         29
 ITEM 9A.    CONTROLS AND PROCEDURES                                                             30
PART III
 ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
             SECTION 16(a) OF THE EXCHANGE ACT                                                   30
 ITEM 11.    EXECUTIVE COMPENSATION                                                              30
 ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                      30
 ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                      30
 ITEM 14.    PRINCIPAL ACCOUTING FEES AND SERVICES                                               31
 ITEM 15.    EXHIBITS                                                                            31


                                     PART I


Item 1.     Description of Business


Forward-Looking Statement

      This document contains forward-looking statements concerning our expectations, plans, objectives, future financial performance and other statements that are not historical facts. These statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In most cases, you can identify forward-looking statements by terminology such as "may," "might," "will," "would," "can", "could," "should," "expect," "foresee," "plan," "anticipate," "assume," "believe," "estimate," "predict," "potential," "objective," "forecast," "goal" or "continue," the negative of such terms, their cognates, or other comparable terminology.

      These statements are only predictions, and actual events or results may differ materially. The forward-looking statements are based on management's beliefs and assumption using information available at the time. We cannot guarantee future results, levels of activity, performance or achievements. Factors that may cause actual results to differ are often presented with the forward-looking statements themselves. Additionally, other risks that may cause actual results to differ from predicted results are set forth, and in "Risk Factors That May Affect Future Operating Results" on page 26 of this Form 10-K.

      Many of the forward-looking statements are subject to additional risks related to our need to either secure additional financing or to increase revenues to support our operations. We believe that between the funds we have on hand and the funds we expect to generate, we have sufficient funds to finance our operations for the next 12 months. However, there is no assurance that additional funds will not be required to support our operations. In this regard, the business and operations of the Company are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements contained in this Form 10-K. In evaluating our business, you should give careful consideration to the information set forth below under the caption "Management's Discussion and Analysis -- Risk Factors That May Affect Future Operating Results," in addition to the other information set forth herein.

      The inclusion of the forward-looking statements should not be regarded as a representation that such forward-looking statements will be achieved. We undertake no duty to update any of the forward-looking statements, whether as a result of new information, future events or otherwise. In light of the foregoing, readers are cautioned not to place undue reliance on the forward-looking statements contained in this report.

Overview

      On2 Technologies is a leading video compression technology firm. We have developed a proprietary technology platform and the TrueMotion VPx family (e.g., VP5, VP6, VP7) of video compression/decompression ("codec") software to deliver high-quality video at the lowest possible data rates over proprietary networks and the Internet to set-top boxes, personal computers and wireless devices. Unlike many other video codecs that are based on standard compression specifications set by industry groups (e.g., MPEG-2 and H.264), our video compression software is based solely on intellectual property that we developed and own ourselves.

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

      As covered in greater detail below, we earn revenue chiefly through licensing our software and providing specialized software engineering and consulting services to customers. In addition to license fees, we often charge a royalty fee based on the number of units of some or all of the customer's products that contain the relevant On2 software products that are sold or distributed. Some of our agreements with customers also require that the customers pay us a percentage of the revenues that they earn from any of their products or services that use our software. Royalties may be subject to guaranteed minimum amounts and/or maximum amounts (e.g., annual caps).

      We have recently begun selling products and services that extend from our existing relationships with licensees. For instance, if a customer has licensed our software to develop its own proprietary video format and video players, we may sell encoding software to users who want to encode video for playback on our customers' players or we may provide engineering services to companies that want to modify our customer's software for use on a specific platform, such as a cell phone. As with royalties or revenue share arrangements, complementary sales of encoding software or engineering services should allow us to participate in the success of our customers' products. For instance, if a customer's video platform does well commercially, we would expect there to be a market for encoding software and/or engineering services in support of that platform.

      As part of our strategy to develop complementary products that could allow us to capitalize on our customers' success, in April 2005 we completed the acquisition from Wildform, Inc. of its Flix line of encoding software. The Flix software allows users to encode video and other multimedia content for playback on Adobe(R) Flash(R) player, which is a widely distributed multimedia player. The Flix brand has existed since the advent of Flash video and has a loyal following among its users. Because Adobe has integrated our VP6 codec software into its Flash 8 player, we believed that there was an opportunity for us to sell Flash 8 encoding software to end users, such as video professionals and web designers, and to software development companies that wish to add Flash 8 encoding functionality to their software. We concluded that by taking the well-regarded Flix software and updating it with Flash 8 encoding capability, we could best take advantage of the anticipated wide distribution of the Flash 8 player.

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

      A primary factor that will be critical to our success is our ability to improve continually on our current video compression software, so that it streams the highest-quality video at the lowest transmission rates (bit rates). We believe that our video compression software is highly efficient, allowing customers to stream -good-quality video (as compared with that of our competitors) at low bit rates (i.e., over slow connections) and unsurpassed high resolution video at high bit rates (i.e., over broadband connections). As connection speeds increase, however, the advantage that our highly efficient software has over competing technology may decrease.

      Another factor that may affect our success is the relative complexity of our video compression software, as compared with other compression software producing comparable compression rates and image quality. Software with lower complexity can run on a computer chip that is less powerful, and therefore generally less expensive, than would be required to run software with greater complexity. Increased compression rates frequently result in increased complexity. While customers want software that produces the highest possible compression rates and the best possible decompressed image, they also want to keep production costs low by using the lowest-powered and accordingly least expensive chips that - still -perform the processing they require. In addition, in some embedded applications, such as mobile devices, size and power constraints, in addition to price issues, can limit the capability of the chips. Of course, in devices in which a great deal of processing power can be devoted to video compression and decompression, the issue of software complexity is less important. In addition, in certain applications, savings in chip costs related to the use of low complexity software may be offset by increased costs (or reduced revenue) stemming from less efficient compression (e.g., increased bandwidth costs).

      One of the most significant recent trends in our business is our increasing reliance on the success of the product deployments of our customers. As mentioned above, an increasing number of our license agreements with customers provide for the payment of fees that are dependent either on the number of units of a customer's product incorporating our software that are sold or on the amount of revenue generated by a customer from the sale of products or services that incorporate our software. We have chosen this licensing model because, as a company of only approximately 35 employees, we do not have the product development or marketing resources to develop and market end-to-end video solutions. Instead, our software is primarily intended to be used as a building block for companies that are developing end-to-end video products and/or services.

      As addressed above, under our agreements with certain customers, we have retained the right to market products that complement those customer applications. These arrangements allow us to take advantage of our customers' often superior ability to produce and market end-to-end video products and services, while offering those customers the benefit of including technologically-advanced software in their applications. As with arrangements in which we receive royalties or revenue shares, the ability to market complementary products can yield total revenues over time in excess of an initial, one-time license fee. In instances where we have licensed our products to well-known customers, our right to sell complementary products may be of significant value. But unlike royalties and revenue shares, which we generally expect to receive without any significant additional effort on our part, the successful sale of complementary products requires that we effectively execute an end-user product development and marketing program. Developing and marketing products aimed at end users is a relatively new business for us. Until recently, we had generally produced software targeted at developers, who integrate our software into their products.

      Although we believe that we have adopted the licensing model most appropriate for a business of our size and expertise, a natural result of this licensing model is that the revenue we generate is highly dependent on the success of our customers' product deployments. If the products of customers with whom we have established per unit royalty or revenue sharing relationships, or for which we expect to market complementary products, do not generate significant sales, the revenues we earn from that relationship are likely not to attain significant levels. Conversely, if one or more of such customers' products is widely adopted, our revenues will likely be enhanced.

      Another significant trend in our business is the emergence of Microsoft as a principal competitor in the market for digital media creation and distribution technology. Microsoft currently competes with us in the market for digital media servers, players, codecs and other technology and services related to digital distribution of media. Microsoft's commitment to and presence in the media delivery industry has increased. Microsoft distributes its competing streaming encoder, media server, player, tools and digital rights management ("DRM") products by bundling them with its Windows operating systems and servers at no additional cost or otherwise making them available free of charge or at a low cost. Microsoft's practices have caused, and may continue to cause, pricing pressure on our revenue generating products and services and may affect usage of our competing products and formats. Microsoft's anticompetitive practices have, in some cases, led , and could continue to lead, to longer sales cycles, decreased sales, loss of existing and potential customers and reduced market share. In addition, we believe that Microsoft has used and may continue to use its competitive position in the computer industry and its financial resources to secure preferential or exclusive distribution, use and bundling contracts for its media delivery technologies and products with third parties, such as ISPs, content delivery networks, content providers, entertainment and media companies, VARs and OEMs, including third parties with whom we have relationships. Finally, Microsoft's DRM product, which prevents unauthorized copying and re-distribution of proprietary content, is widely accepted among movie studios and others in the content industry. Unfortunately, Microsoft DRM does not integrate well with non-Microsoft video and audio software. Many companies that want to distribute copy-protected content are therefore forced to choose Microsoft video technology to be able to use Microsoft's DRM technology.

      Another trend is the emergence of H.264 as a competitor in the video compression field. H.264 is a standards-based codec that is the successor to MPEG-4. We believe our technology is superior to H.264, and that we can offer significantly more flexibility in licensing terms than customers get when licensing H.264. H.264 has nevertheless started to gain adoption by potential customers because, as a standards-based codec, it has the advantage of having numerous developers who are programming to the H.264 standard and developing products based on such standard. In addition, at least several manufacturers of multimedia processors have done the work necessary to have H.264 operate on their chips. These advantages may allow potential customers to implement a solution based on H.264 with less initial development time and expense than a solution using On2 Video might require, even though the H.264 solution could be less efficient and more expensive than On2 Video solution in the final analysis. In addition, there are certain customers that prefer to license standards-based codecs.

      We are also watching with interest and participating in the trend towards the proliferation of consumer-created video content on the web. As Internet use has grown worldwide and Internet connection speeds have increased, there has been a marked increase in consumer-created content on the web. While that content initially consisted primarily of text content and still photographs, the availability of relatively inexpensive digital video cameras, the growth in the number of users with access to broadband Internet connections, and improvements in video compression technology have contributed to a groundswell in consumer-created video content. Weblogs (blogs) and podcasts (broadcasts of audio content to iPod(R) and MP3 devices) are evolving to include video content. A number of services has sprung up to host consumer-created video, and many commercial sites now also feature amateur videos. The continued proliferation of consumer-created video on the Internet may have a positive effect on our business. The Adobe(R) Flash(R) video is a popular format for Web video. Because Flash 8 uses On2's VP6 codec, On2 may have the opportunity to license Flash encoding tools for use in video blogs, video podcasts, and to consumer-created video services or to individual users of those services.

      The market for digital media creation and delivery technology is constantly changing and has become intensely and increasingly competitive. We have and continue to take a number of steps to address this competition. First and foremost, we focus on providing our customers with video compression/decompression technology that delivers the highest possible video quality at the lowest possible data rates. In order to do this, we devote a significant portion of our engineering capacity to research and development. Although we expect that competition from Microsoft, H.264 developers, and others will - intensify, we also expect that our video compression technology will remain competitive and that our relatively small size will allow us to innovate in the video compression field and respond to emerging trends more quickly than monolithic organizations such as Microsoft and the MPEG consortium. We also address the competitive threats that we face by focusing on developing relationships with customers who do not want to do business with Microsoft and/or do not find the complex and rigid standards-based licenses and fee structures appealing.

                           Development of Our Business

We detail the history and evolution of our business under the section "Management's Discussion and Analysis of Financial Condition and of Operation -- Company - History".

Business Strategy

      Our goal is to be one of the premier providers of video compression/decompression software technology and compression tools. We are striving to achieve that goal and the goal of building a stable base of quarterly revenues by implementing the following key strategies:

o Continuing our research and development efforts to increase the quality of video technology in order to improve the experience of end users;
o Using the success of current customer implementations of our technology (e.g., Adobe Flash 8, Skype) to increase our brand recognition and promote new business;
o Leveraging our existing products and services to support new products and services and to expand our presence in multiple industries, including the Internet, wireless applications and consumer electronics;
o Employing flexible licensing strategies to offer customers more attractive business terms than those available for competing technologies; and
o Entering into licensing arrangements with customers that provide for receipt of recurring revenue or that offer us the opportunity to market products that complement our customers implementations of our software;
o Expanding into international markets by contracting with resellers of our products and services and by developing relationships with large, innovative customers.

Our Technology, Products and Services

      We have designed our technology to deliver the highest-quality video at the lowest possible data rates and to encode (compress) and decode (decompress) video on comparatively low-powered chips suitable for consumer electronics products. We currently license and develop a number of products related to our TrueMotion line of codecs and TrueCast line of server and player products for proprietary networks, the Internet and consumer electronic industries. The licensing of our proprietary TrueMotion codec and TrueCast server technology has accounted for 29%, 16%, and 6% percent of our revenue for the three fiscals years ended December 31, 2005, 2004 and 2003, respectively.

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

      At the time it was introduced, TM2X offered comparatively high resolutions (320x240, 640x480) and high bit-rates that could play back smoothly on a wide range of CPUs available at the time. The product was part of QuickTime and Video for Windows and can be used in programs such as Adobe Premiere and Terran's Media Cleaner Pro. It is also a cross-platform codec: QuickTime works on both Macintosh computers and personal computers.

TrueMotion VP3 Series

      Our TrueMotion VP3 series of codecs includes VP3, VP3.1 and VP3.2. VP3 was introduced in January 2000 and was the original codec used on our website, at data rates between 300 and 400 kbps. VP3.1 was launched in June 2000 and provided for full-motion, full-screen television quality video over the Internet at data rates as low as 250 kbps, scaling dynamically to 500 kbps and more. Introduced in August 2000, VP3.2 was designed to offer high-quality video transmission over broadband Internet connections and supply television-quality video at data rates as low as 200 kbps. VP3 files are encoded in multiple bit rates and at optimum frame rates (usually 29.97 fps) within a single file.

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

      In June 2002, the Company entered into an agreement with the Xiph.Org Foundation, developers of Vorbis, the popular open-source audio codec, for Xiph to be the prime source of support, distribution, and further development of VP3. In addition, with On2's support, Xiph integrated VP3 into its Ogg Multimedia Framework, providing a full-featured, open-source, royalty-free alternative to expensive solutions such as MPEG-4.

VP4 Codec

      Released in the second quarter of 2001, VP4 was initially optimized for set-top boxes and closed area environments. At the time it was introduced, VP4 was widely recognized as among the most efficient video compression technologies available. VP4 achieves near-DVD quality at 450 kbps and near-VHS quality at 150 kbps at full-screen and full-motion. VP4 offered a 20% bandwidth reduction over then-current competitive technologies, allowing for greatly reduced costs for comparable quality video.

VP5 Codec

      We made VP5 available for license in the second quarter of 2002. VP5 offered a 50% reduction over the bandwidth required to show comparable quality video using VP4. Additional features offered by VP5 include real-time encoding and the ability to handle interlaced content, making it the first codec on the market to offer true broadcast-quality, real-time compression of difficult live material, such as sports and action footage, at sub-megabit data rates. The ability to handle interlaced content set VP5 apart from the crowd of competitive video codecs available at that time.

VP6 Codec

      We launched the Beta version of our TrueMotion VP6 series of codecs in May 2003 and the official version in October 2003, and we have since released updated versions VP6.1 and VP6.2. As with prior versions of our codec, VP6 represented a significant improvement over its predecessors, offering a 40% image quality improvement over and 50% faster playback than VP5. VP6 improves upon all the features contained in VP5 and supports real-time encoding at full D1 resolution. It also consistently outperforms Windows Media 9 based on tests of Peak Signal-to-Noise Ratios (PSNR) measured at data rates ranging from dial-up (28.8 Kbps) to DVD and HD (6 to 8 Mbps). Since our introduction of VP6, we have ported it to the following digital signal processors (DSPs) across a range of resolutions: Texas Instruments' TMS320C64x, Analog Devices' Blackfin, ARC International's ARCTangent, Equator Technologies' MAP-CA and the ARM 7 and ARM 9. Despite the introduction of VP7, we have continued to license VP6 extensively for use with a wide variety of applications on numerous platforms.

VP7 Codec

      We introduced our TrueMotion VP7 codec in early March 2005. Like prior versions of the TrueMotion codecs, VP7 shows a marked improvement over its predecessors, producing up to a 30% image quality improvement over VP6. Like its predecessor, in objective PSNR tests, VP7 shows better performance than its main competitors, including Windows Media 9, Real 10, and MPEG-4-compatible codecs at data rates ranging from dial-up (28.8 Kbps) to DVD and HD. In addition, VP7 regularly outperforms all but the best implementations of H.264 across data-rates and is highly competitive with the most advanced H.264 implementations. As with VP6, VP7 also supports real-time encoding at full D1 resolution. VP7 has been developed to run on low-cost DSPs, and On2's engineers and certain third parties are currently working to port VP7 to a number of DSPs.

Audio for Video Codec Technology (AVC)

      AVC is an advanced compression algorithm that is ideal for a variety of audio sources, including music, human speech, film and broadcast television. AVC can achieve very high quality audio at bit rates lower than current standards such as MP3 or AC-3. This algorithm is designed for easy portability to embedded devices and can be licensed for a lower per-unit cost than other audio codecs on the market. AVC runs with On2's video codecs, and this combination can provide a seamless low-bit-rate multimedia experience. VP6 or VP7 combined with AVC is comparable to MPEG-4 combined with AC-3, but with a substantial data rate savings. It is particularly useful for implementations such as VOD deployment over DSL or cable networks. AVC also allows for less transfer time and storage space for downloaded files.

TrueMotion Encoder Products

      Our Encoder enables content owners to re-master and compress their assets efficiently into the VP4, VP5, VP6, or VP7 format at their own convenience. Beginning with capturing uncompressed video through high quality SDI inputs, users can create an optimized digital file using our proprietary re-mastering tools. These tools are geared toward the video professional who wants exact control over the optimization process. Once the raw file has been optimized, our compression software has the capability to create multiple data rate compressed files.

TrueMobile Mobile Video Products

      In October 2005, On2 announced its arrangement with China Transport Telecommunications Broadband Network Service Co., Ltd. (CTTnet) under which On2 and CTTnet would jointly develop mobile video products based on On2's TrueMotion video compression technology. Prior to entering into its agreement with CTTnet, On2's research and development team had developed proof-of-concept video players operating in the Symbian and Smartphone Mobile environments. Those players formed the foundation of the first commercial TrueMobile products, and in January 2006, On2 and CTTnet announced that they had TrueMobile players operating on four Symbian handset models, 10 Smartphone handset models, and several Windows CE PDA models.

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

      In addition, TrueCast 8.0 is able to stream content that is captured and encoded directly from "live" video sources using the company's revolutionary VP6, VP7 and earlier-generation On2 real-time encoders. This feature is ideal for time-critical applications such as streaming live events, video conferencing, Digital Television over DSL, and personal video recorders.

Digital Signal Processor (DSP) and Server Integrations

      VP4, VP5, VP6, and VP7 have been ported onto a variety of digital signal processing chips (DSPs). DSPs are the computer processing chips frequently used in consumer products such as DVDs, cell phones, and personal digital assistants. The VP6 decoder currently runs on a wide range of DSPs at various resolutions, and the VP6 encoder operates on several DSPs as well. We and several third parties are also working to port the VP7 decoder and encoder to a number of DSPs. We believe that by porting to these platforms, we will facilitate the use of On2's codec in set-top-box and other consumer device deployments where the availability of low-cost chips is important.

Encoding Tools for Customer Formats

      In 2005, we entered the business of selling video encoding software that allows users to encode video in formats used by two of our customers, Macromedia (now Adobe) and AOL. Both Adobe's Flash 8 multimedia player and AOL's Nullsoft video (NSV) player use On2's TrueMotion VP6 technology. Although we continue to offer Nullsoft encoding tools, that business constitutes a small fraction of our third-party encoding tool business. In 2005, the licensing of Flash and Nullsoft encoding tools together accounted for 59 percent of our revenue.

      We launched our encoding software business as part of strategy of capitalizing on our customers' successful deployments of products that incorporate our technology. In particular, we believed that the inclusion of our technology in the widely-distributed Adobe Flash player represented a significant opportunity for us. We acquired the Flix line of Flash encoding software from Wildform, Inc., discussed in greater detail in "Description of Business - Overview", to further our plan for rapidly establishing a significant business of marketing Flash encoding tools.

      We sell two types of Flash encoding tools. We distribute end-user software such as our desktop Flix encoding tools (Flix Pro and Flix Standard) and our Flix Engine software, which can operate in desktop or server environments. These products allow users to convert and/or encode video in Flash 6, 7, and 8 formats. We also sell Flash encoder software development kits that allow customers to enable their products to encode in the Flash format. These products range from low-level tools such as our Flash 8 SDK to relatively high-level, more fully-featured tools such our Flix Engine. The Flix Engine can be integrated with our customers' applications, as well as being used as an off-the-shelf end user software product.

      Our marketing efforts for our Flash encoding tools are generally directed at three groups of customers. First, we offer our desktop Flix encoding tools (Flix Pro and Flix Standard) for purchase online by end users, both professional and non-professional. Second, we market our desktop and server products directly to enterprise customers, such as content providers and Internet advertising firms. Finally, we promote our Flash SDKs to software developers. Some such developers will use our SDKs to integrate our Flash encoder with their software products for sale to end users. Other developers will incorporate our Flash encoder products that they will use in their own services (e.g., an online video search service might develop a Flash encoding tool for use internally or by their customers).

      We believe that the prospects of our Flash encoding business are closely related to the success of Adobe's Flash player and Flash authoring business. While the increasing worldwide adoption of Flash players will not ensure the success of our Flash encoder business, the failure of Adobe's Flash 8 initiative would almost certainly have a serious, negative impact on our sales of Flash encoding software.

Services

      In addition to licensing our software, we offer a variety of custom engineering and consulting services to our customers. Fees derived from engineering and consulting services accounted for 7%, 14%, and 19% percent of our revenue for the years ended December 31, 2005, 2004 and 2003, respectively. In particular, we offer the following services:

Custom Engineering and Consulting Services

      We provide custom engineering and consulting services designed to support customers or assist prospective customers in evaluating our software. Our engineering and consulting services generally consist of:

      o customizing our software to add a feature, user interface or other function requested by a customer;
      o porting and optimizing our technology platform and algorithm libraries onto DSPs and embedded devices, such as set-top boxes, mobile phones and other portable devices;
      o     evaluating potential customer implementations of our software; and
      o     providing technical support for existing customers.

Encoding

      We provide encoding services for customers, although this business has significantly contracted as a component of our total revenue. These services consist of the conversion of archival video and audio content into formats for delivery to end-users.

Research and Development

      The primary focus of our research and development activities is to advance and expand upon our core codec technology, which improves the video experience for end users. In addition, we devote significant research and development time to exploring new uses of our codecs, such as implementing our software on mobile platforms or in new operating environments. Our research and development efforts have enabled us to provide quality video compression and decompression at lower broadband data rates (e.g., DSL) and certain narrowband data rates (e.g., dial-up and cell phone). Our speculative research in new platforms or operating environments also regularly results in commercial products that may become a significant source of revenue. We believe that continued advances in our technology are key to the success of our business. Consequently, we devote a substantial portion of our resources to our research and development efforts. Research and development expenses for the years ended December 31, 2005, 2004, and 2003 were $1,035,000, $884,000 and $1,124,000 respectively.

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

Sales and Business Development

      Our sales and business development departments aim to build relationships that fall into two basic categories: product licensing and professional services. These departments focus on engaging chip-set manufacturers, global cable and telecommunication companies, manufacturers of hardware platforms for consumer electronic and wireless devices, and manufacturers of video-enabled products targeted at commercial and government users. We seek to license our compression software to manufacturers of video or video-enabled equipment and providers of video services, and we seek to encourage developers of chip-sets and software platforms to integrate our codecs within their products. Additionally, our teams focus on selling licenses for our encoding and streaming software to content providers who are delivering video over proprietary networks and to IP-based end users. Our professional services are usually incident to our product licensing and primarily focus on porting or optimizing our compression technologies to multiple hardware platforms used in video delivery solutions by manufacturers who have licensed our compression technology.

International

      We believe that we are well positioned to selectively expand our business internationally. We have focused in particular on identifying and capitalizing on opportunities in Asia and Europe.

      For the years ended December 31, 2005, 2004 and 2003, foreign customers accounted for approximately 27%, 20% and 67% respectively, of total revenue. These customers are primarily located in Asia. The decrease the percentage of foreign customers from 2003 to 2004 and 2005 is a result of decrease in sales from our Japan reseller and the completion of a large engineering project with a leading Japanese electronics manufacturer in 2003.

Asia

      We believe that Asia, with its numerous broadband networks, is one of the strongest markets for video-on-demand initiatives. Our international sales and business development efforts have been primarily focused in this region to date. Our predecessor corporation, The Duck Corporation, has significant name recognition in Asia, especially among video game developers. Our TM2X (TrueMotion 2X) software was widely-distributed because of its inclusion in several popular video games, such as Final Fantasy 7 for PC. We are currently involved with several Asian entities that are considering using our video compression and server software in set-top box deployments. We also aim to expand internationally by appointing resellers of our products and services who purchase software licenses from us and sell them in a designated international market. To date, we have signed reseller agreements for a number of Asian markets, including China, Japan, Korea, Hong Kong, Taiwan, and Singapore.

Beijing E-World

      In June 2003, we announced that we had licensed our VP5 and VP6 codecs to Beijing E-World Technology Co. Ltd. (E-World), a consortium of several Chinese consumer electronics manufacturers. Under the terms of two license agreements with E-world, we granted E-World a license to use our codecs in E-World's Enhanced Versatile Disk (EVD) technology as well as other video products. E-world is developing EVD as a next-generation videodisk technology that is hoped will become the industrial standard for China for the recording and playback of video, audio and data. E-World did not pay certain minimum quarterly payments that we believed were due under its license agreements with us, and we commenced an arbitration proceeding seeking damages for E-World's failure to perform. In a ruling issued March 10, 2005, the arbitrator rejected our claims that E-World had breached the agreements and also denied a request by E-World to declare that it had complied with its obligations under the agreements. The arbitrator further noted that agreements remained in effect and that the parties had a continuing obligation to work to jointly select and port On2's software to two commercial DSPs for use in the EVD players. Despite the arbitrator's expectations regarding completion of the porting work, On2 and E-world have not made significant progress on the porting.

CTTNet

      In January 2006, On2 and China Transport Telecommunications Broadband Network Service Co., Ltd. (CTTnet) entered into an agreement to jointly develop and distribute On2 TrueMobile mobile video software in China and the Asian markets. Under the terms of the Agreement, On2 granted CTTNet a license to On2's VP6 and VP7 software as well as certain reseller rights for China and other Asian markets. On2 and CTTNet have jointly announced that they have made significant progress in the development and deployment throughout China of mobile video software for the Symbian and SmartPhone mobile platforms.

Europe

      We continue to pursue sales and business development opportunities in the European market, although we have not yet had the success there that we have had in Asia. We have had success with our U.K.-based partners TVZ Ltd. and QuickLink Ltd. in powering news gathering and dissemination applications for major news organizations such as the BBC, but we have not yet established the breadth or depth of relationships with European customers and resellers that we have with Asian customers. We need to continue to focus on increasing the visibility of our compression products in Europe.

Location of Assets and Operations

      All of the Company's assets and operations have been and are currently based within the United States, except for two research and development employees located in the United Kingdom. We did not generate any revenue from our United Kingdom operations for the years ended December 31, 2005, 2004 and 2003.

Competition

     We believe that our principal competitive advantage is our ability to deliver video that is comparable or superior in quality to other compression technologies at significantly lower data rates. In the streaming video market, this attribute significantly reduces the amount of bandwidth necessary to deliver video of similar quality and allows our customers to realize a greater profit on their video delivery initiatives by either:

      o lowering the amount of bandwidth that customers need to deliver video,
      o allowing customers to deliver video to more users without increasing bandwidth, or
      o permitting customers to deliver good-quality video at lower data rates than those at which other video codecs can operate effectively.

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

      Our business is highly competitive and affected by rapid change. We believe that the principal competitive factors in our business include technological innovation, versatility of products, pricing, availability of content, ease of integration with and availability of use on low-cost processors, customer service, service offerings and the flexibility to adapt to changing market conditions. Our video compression technology competes with that of companies such as Microsoft, RealNetworks, and Apple, and with standards-based codecs such as MPEG-2, H.264, MPEG-4 and several codecs that position themselves as "MPEG-4-based". In the market for mobile video players, our newly-developed On2 TrueMobile products compete with products from companies such as MobiTV, Inc., GoTV, PacketVideo and SmartVideo. Our server technology faces competition from products marketed by RealNetworks, Microsoft and other companies and various open source server technology.

      The size of our company and the fact that we have developed a proprietary, non-standards-based video codec both help and hinder our ability to compete. Companies such as Microsoft and RealNetworks benefit from name recognition that we do not enjoy. Microsoft is also able to use its market power to support aggressive pricing on its products that compete with ours. There are three major standards-based codecs, MPEG-2, H.264, and the less widely-adopted MPEG-4; in addition, Microsoft is proceeding towards establishing a standard, dubbed VC1, based on its Window Media 9 technology. With respect to standards-based codecs, there are numerous developers programming to those standards, and there are certain customers that prefer to license standards-based codecs. In addition, because of significant adoption of standards-based codecs and Windows Media 9, there is a number of chip manufacturers that have designed low-cost chips designed to operate with those codecs. The availability of a range of chips means that potential customers of standards-based codecs or Windows Media 9 may not have to incur added cost or experience delays if they choose to use those codecs in their products.

      Nevertheless, we believe that our small size and proprietary products frequently are attractive to customers, especially overseas, that will seek to license our products not only because of their superior performance, but also because:

      o our products do not come from Microsoft or a consortium of conglomerates (such as those that own the core intellectual property used in the proprietary codecs), and we offer highly responsive, customized service befitting a company of our size and culture;
      o we offer flexible licensing terms that do not involve burdensome standards-based licenses and fee structures; and
      o we are able to upgrade our technology regularly, because we do not have to submit proposed revisions to slow-acting standards committees.

      See the section "Management's Discussion and Analysis -- Overview" for further discussion of our competitors.

Customers

      Our customers, and the potential customers of our resellers, fall into several categories. The customers for our TrueMotion video compression technology and Flash encoding software development kits typically are either software or hardware developers who want to enable their products to store or transmit digital video, or providers of online services that want to add video capabilities to their services. The customers for our engineering services are generally customers of our video compression technology who need assistance customizing our software to work on a certain platform or need us to modify our software to work with their software. In addition, we have begun to provide a growing range of engineering services to customers who have requested customization of our Flash encoding software. Finally, the customers who purchase our Flix Flash encoding tools are individual or small-business users who buy single or multiple units of software or large content providers and Internet advertising firms who may buy enterprise licenses. For the year ended December 31, 2005, two customers accounted for 20%and 11% of the Company's total revenues. For the year ended December 31, 2004, one customer accounted for 47% of the Company's total revenue. For the year ended December 31, 2003, three customers accounted for 35%, 19% and 11% of the Company's total revenue. For the year ended December 31, 2005, four customers accounted for 20%, 18%, 11% and 11% of total accounts receivable. For the year ended December 31, 2004, two customers accounted for 21% and 13% of total accounts receivable.

Intellectual Property

      We regard much of our technology as proprietary and try to protect it by relying on trademarks, copyrights, patents, trade secret laws and confidentiality agreements. We view our copyrights, service marks, trademarks, trade secrets, proprietary technology and similar intellectual property as critical to our success. We currently hold several U.S. patents and have several U.S. and international patent applications pending. We believe that the patents that are currently issued are not material to our business. While we try to ensure that the quality of the On2 brand is maintained through such measures, there can be no assurance that steps we have taken and continue to take to protect our proprietary rights will be adequate or that third parties will not infringe on our intellectual property. In addition, there can be no assurance that third parties will not assert infringement claims against us which, even if not meritorious, could result in the expenditure of substantial resources and management effort.

      In connection with our software license agreements with third parties, we seek to control access to and distribution of our technology, documentation and other proprietary information. Even with all of these precautions, someone else could conceivably copy or otherwise obtain and use our proprietary information without our authorization, or could develop similar technology independently. Effective trademark, copyright and trade secret protection may not be available in every country in which our services are made available through the Internet, and policing unauthorized use of our proprietary information is difficult and expensive. In addition, some of our technology is protected as trade secrets for which government registration is not available. Our only means of protecting our trade secrets is to restrict scrupulously the disclosure of that information.

      We cannot be sure that the steps we have taken will prevent misappropriation of our proprietary information. Any misappropriation could have a material adverse effect on our business. In the future, we may need to go to court to enforce our intellectual property rights, protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. That litigation might result in substantial costs and diversion of resources and management attention.

      From time to time, we license from third parties technologies incorporated into some of our products and services. Historically, we have not required any material third party technology licenses. As we have entered into the Flash encoding business, however, we have found it necessary to license third-party software to allow us to decode and encode video and audio files in a variety of formats. We cannot be sure that these third-party technology licenses will continue to be available on commercially reasonable terms, if at all.

Government Regulation

      We are not currently subject to direct regulation by any governmental agency other than rules and regulations that apply to businesses and publicly-traded companies generally, except that certain U.S. export controls and import controls of other countries, including controls on the use of encryption technologies, which may apply to our products. Laws and regulations specifically pertaining to the Internet are new and developing. These laws or regulations govern matters such as intellectual property, user privacy, e-commerce, information security and taxation. In addition, the applicability of existing laws to the Internet is uncertain and evolving. As a result of this uncertainty, it is difficult to predict the impact, if any, that future regulation or changes in regulation may have on our operations.

Employees

      As of December 31, 2005, we had 35 full-time employees. Of the total employees, 26 were engineering and product development personnel, 2 were sales and marketing personnel and 7 were general and administrative personnel.

      None of our employees is represented by a labor union, and we consider our relationship with our employees to be good. We supplement our work force from time to time with contractors, administrative personnel through employment agencies, and part time employees.

Item 2.     Description of Property

      We do not own any real property. We lease approximately 7,000 square feet of space at 21 Corporate Dr., Suite 103, Clifton Park, NY 12065 where our principal executive, administrative and engineering offices are located at an annual rental fee of approximately $106,000. This lease expires on February 1, 2009. In addition, we lease approximately 750 square feet of space for certain of our executives and certain IT staff at 1560 Broadway, 10th Floor, New York, New York 10036. We pay an annual rent of approximately $108,000. This lease expires August 31, 2006. Management believes these facilities are all in usable condition and that these facilities are sufficient to meet our needs for the immediate future. Management also believes that both facilities are adequately covered by insurance.

      We do not invest in real estate or interests in real estate, real estate mortgages or securities of or interests in persons primarily engaged in real estate. It is not our policy to acquire assets primarily for possible capital gain or primarily for income, although during the year ended December 31, 2004 we received 2,224,000 shares of Powerlinx, Inc. common stock as payment of license fees pursuant to the terms of an August 2004 license agreement, and we recognized $289,000 of revenue based on the market value of the stock. We also received 469,000 shares of this customer's common stock pursuant to the terms of a license agreement for a license fee of $150,000, which we recognized in 2003. During the year ended December 31, 2004 the Company sold 574,000 shares of Powerlinx for proceeds of $89,000 and held 2,119,000 shares with a market value of $445,000 ($0.21 per share) as of December 31, 2004. There were no sales for the year ended December 31, 2005, and the 2,119,000 shares held by the Company as of December 31, 2005, had a market value of $106,000 ($0.05 per share) as of that date. The market value of these securities was $0.04 per share as of March 6, 2006. Douglas A. McIntyre, the Company's former Chief Executive Officer (who was also a director and shareholder of the Company) is a director of Powerlinx.

Item 3.     Legal Proceedings

      On March 2, 2006, the Company filed a Form 8-K, which disclosed that it had voluntarily reported to the Securities and Exchange Commission ("SEC") that the Company had undertaken an internal investigation into facts and circumstances concerning investor and other communications made by the Company's former Chairman, Chief Executive Officer and President. The Company is voluntarily working with the SEC to complete the investigation, which is ongoing.

Item 4.     Submission of Matters to a Vote of Security Holders


     None.

                                     PART II

Item 5.      Market for Common Equity and Related Stockholder Matters

      Our common stock is traded on the American Stock Exchange under the symbol "ONT". The following table sets forth for the fiscal periods indicated the high and low bid prices of our common stock, as reported on the American Stock Exchange, since January 1, 2004:

                                                               High        Low
             Fiscal Year 2006
                   First Quarter (through March 13, 2006)   $   1.48    $   0.76
                                   Fiscal Year 2005
                   First Quarter                            $   1.28    $   0.62
                   Second Quarter                           $   0.70    $   0.52
                   Third Quarter                            $   0.94    $   0.52
                   Fourth Quarter                           $   1.20    $   0.55
                                   Fiscal Year 2004
                   First Quarter                            $   1.66    $   0.86
                   Second Quarter                           $   1.24    $   0.59
                   Third Quarter                            $   1.04    $   0.63
                   Fourth Quarter                           $   0.76    $   0.50

      There were approximately 268 stockholders of record of our common stock as of March 13, 2006.

      It is our present policy not to pay cash dividends and to retain future earnings to support our growth. We do not anticipate paying any cash dividends in the foreseeable future.

                                                            Equity Compensation Plan Information
                                                                                              Number of securities
                                       Number of securities                                  remaining available for
                                           to be issued             Weighted-average          future issuance under
                                         upon exercise of          exercise price of        equity compensation plans
                                       outstanding options,       outstanding options,        (excluding securities
            Plan category               warrants and rights       warrants and rights       reflected in column (a))
                                        -------------------       -------------------       ------------------------
                                                (a)                       (b)                          (c)
       Equity compensation
         plans approved by
         security holders.....              10,299,000                     $0.98                      2,066,000

       Equity compensation
         plans not approved
         by security holders                         0                         0                              0

                   Total......              10,299,000                     $0.98                      2,066,000


                                                        17

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

      On October 28, 2004, the Company issued to Wainwright 285,714 warrants (the "Wainwright Warrants"); these warrants were further payment, in addition to the $240,000 cash fee described above, for Wainwright's services as placement agent in connection with the MidSummer Transaction. Warrants in this series are convertible into Common Stock at an exercise price of $0.70 per share, expire on October 27, 2009, and are subject to weighted-average anti-dilution protection for issuances of securities below the conversion price.

      The Company has filed a registration statement with the SEC for resale of the Common Stock issuable upon conversion of the Series D Preferred Stock, Series A Warrants, Series B Warrants, and Wainwright Warrants. The Series D Investors have since exercised all of the Series A Warrants and have paid the exercise price of $1,946,000 to the Company. In addition, the Series D Investors have also converted 385 shares of the Series D Preferred Stock into 550,000 shares of Common Stock. Upon receipt of the Series A Warrant exercise fee, the Company paid Wainwright a cash fee of $60,000 as further compensation for acting as placement agent on the MidSummer Transaction. In January 2006 Wainwright exercised 202,000 warrants and the Company received $127,000 in cash for the exercise.

Issuance of Common Stock in Connection with the Acquisition of the Flix Business

      On April 29, 2005 (the "Closing Date"), we completed the acquisition of certain assets related to the "Flix" software line of business of Wildform, Inc. ("Wildform"). In connection with the acquisition, On2 and Wildform entered a Support and Maintenance Agreement, dated as of April 29, 2005, under which Wildform agreed to perform certain software integration, technical support and marketing services. In consideration for the services, we agreed to pay Wildform $160,000 and 280,000 shares of Common Stock, issuable upon the 12-month anniversary of the Closing Date. We relied on Section (4)(2) of the Securities Act in agreeing to issue the Stock without registration. We have agreed to file a registration statement to register the shares of Common Stock issuable to Wildform.

Item 6. Selected Financial Data.

                                                                       For the years ended December 31,
                                                ----------------------------------------------------------------------------------
Statements of Operations Data                        2005             2004             2003              2002             2001
                                                -------------    -------------    -------------     -------------    -------------
Revenue                                         $   2,208,000    $   3,028,000    $   3,302,000     $   3,353,000    $   2,220,000

Total operating expenses                            6,497,000        6,518,000        5,665,000         8,621,000       17,599,000
                                                -------------    -------------    -------------     -------------    -------------

 Loss from operations                              (4,289,000)      (3,490,000)      (2,363,000)       (5,268,000)     (15,379,000)

Interest and other income (expense), net             (284,000)          47,000           (2,000)           (5,000)      (1,589,000)

Provision for income taxes                             32,000            2,000           10,000            28,000           64,000
                                                -------------    -------------    -------------     -------------    -------------

Net loss                                           (4,605,000)      (3,445,000)      (2,375,000)       (5,301,000)     (17,032,000)

Convertible preferred stock deemed dividend         2,844,000          120,000          228,000           668,000        4,130,000
Convertible preferred stock 8% dividend               325,000           57,000
Accretion of costs associated with the
  Series D Preferred Stock                            175,000           14,000
                                                -------------    -------------    -------------     -------------    -------------

Net loss attributable to common stockholders    $  (7,949,000)   $  (3,636,000)   $  (2,603,000)    $  (5,969,000)   $ (21,162,000)
                                                =============    =============    =============     =============    =============

Basic and diluted net loss attributable to
 common stockholders' per common share          $       (0.09)   $       (0.05)   $       (0.04)    $       (0.11)   $       (0.64)
                                                =============    =============    =============     =============    =============

Balance Sheet Data
     Cash and cash equivalents                  $   3,976,000    $   5,418,000    $   2,963,000     $     553,000    $     216,000
     Working capital                                4,179,000        5,466,000        3,520,000           731,000           95,000
     Total assets                                   6,314,000        6,610,000        4,128,000         2,080,000        3,927,000
     Convertible debentures                           244,000          330,000          409,000           569,000        2,000,000
     Capital lease obligations                         26,000           43,000                              9,000
     Series D redeemable convertible
       preferred stock                              3,790,000        1,156,000
     Convertible preferred stock                       19,000           33,000           56,000            99,000          129,000
     Common stock and APIC                        120,695,000      115,663,000      110,970,000       106,018,000       99,935,000
     Accumulated deficit and other
       comprehensive loss                        (119,330,000)    (111,400,000)    (107,740,000)     (105,135,000)     (99,160,000)
     Total stockholders' equity                     1,364,000        4,296,000        3,286,000           982,000          904,000


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements, including the notes thereto, appearing elsewhere in this report.

Overview

      We are a leading video compression technology firm. We have developed a proprietary technology platform and video compression/decompression software ("codec") to allow the efficient storage of high-quality video and delivery of that video at the lowest possible data rates over proprietary networks and the Internet to personal computers, wireless devices and set-top boxes. We offer a suite of products and services based on our proprietary compression technology and multimedia server software. Our service offerings include customized engineering, consulting services, technical support and high-level video encoding. In addition, we license our software products, which include video and audio codecs, encoding and server software, for use with video delivery platforms. We have also recently begun to license software that encodes video in the Adobe/Macromedia Flash 8 format; the Flash 8 format uses our VP6 video codec.

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

      In view of the rapidly evolving nature of our business and our limited operating history, we have limited experience forecasting our revenues and operating costs. Therefore, we believe that period-to-period comparisons of financial results are not necessarily meaningful and should not be relied upon as an indication of our future performance. To date, we have incurred substantial costs to create technology products and services. As of December 31, 2005, we had an accumulated deficit of $119.3 million. We will continue to incur costs to develop, introduce and enhance products and services, build brand awareness, and expand our business. We may also incur significant additional costs related to technology, marketing or acquisitions of businesses and technologies to respond to changes in this rapidly developing industry. These costs may not correspond with any meaningful increases in revenues in the near term, if at all. As such, these costs may result in negative operating cash flows until such time as we generate sufficient revenues to offset such costs.

Critical Accounting Policies and Estimates

      This discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements that have been prepared under accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates. We have disclosed all significant accounting policies in note 1 to the consolidated financial statements included in this Form 10-K. The consolidated financial statements and the related notes thereto should be read in conjunction with the following discussion of our critical accounting policies. Our critical accounting policies and estimates are:

o     Revenue recognition
o     Equity-based compensation
o     Valuation of goodwill, intangible assets and other long-lived assets

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

      We recognize revenue in accordance with SOP 97-2, "SOFTWARE REVENUE RECOGNITION" ("SOP 97-2"), as amended by SOP 98-4, and SOP 98-9, "MODIFICATION OF SOP 97-2 WITH RESPECT TO CERTAIN TRANSACTIONS" ("SOP 98-9"). Under each arrangement, revenues are recognized when a non-cancelable agreement has been signed and the customer acknowledges an unconditional obligation to pay, the products or applications have been delivered, there are no uncertainties surrounding customer acceptance, the fees are fixed and determinable, and collection is considered probable. Revenues recognized from multiple-element software arrangements are allocated to each element of the arrangement based on the fair values of the elements, such as product licenses, post-contract customer support, or training. The determination of the fair value is based on the vendor specific objective evidence available to us. If such evidence of the fair value of each element of the arrangement does not exist, we defer all revenue from the arrangement until such time that evidence of the fair value does exist or until all elements of the arrangement are delivered.


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

      When engineering and consulting services are sold together with a software license, the arrangement typically requires customization and integration of the software into a third party hardware platform. In these arrangements, we require the customer to pay a fixed fee for the engineering and consulting services and a licensing fee for rights to the software. We account for engineering and consulting arrangements in accordance with SOP 81-1, "ACCOUNTING FOR PERFORMANCE OF CONSTRUCTION TYPE AND CERTAIN PRODUCTION TYPE CONTRACTS," ("SOP 81-1"). When reasonably dependable estimates are available for the costs and efforts necessary to complete the engineering or consulting services and those services do not include contractual milestones or other acceptance criteria, we recognize revenue under the percentage of completion contract method based upon input measures, such as hours. When such estimates are not available, we defer all revenue recognition until we have completed the contract and have no further obligations to the customer.

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

      Valuation of Goodwill, Intangible Assets and Other Long-Lived Assets. In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS 142 requires goodwill and other intangible assets to be tested for impairment at least annually, and written off when impaired, rather than being amortized as previously required

      Long-lived assets and identifiable intangibles with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. As of December 31, 2005, the Company believes that no such impairment has occurred.

Results of Operations

      Revenue. Revenue for the years ended December 31, 2005, 2004 and 2003 was $2,208,000, $3,028,000 and $3,302,000, respectively and was derived from the sale of software licenses, engineering and consulting services and license royalties. Revenue decreased $820,000 for the year ended December 31, 2005 as compared with 2004. The decrease is attributable to the sale of a single license to Macromedia for approximately $1,500,000 in 2004 partially offset by increases in revenue generated from license royalties and the sale of licenses from our Flix line of Flash encoding software. As a percent of total sales, license revenue increased to 88% in 2005 from 85% in 2004 while engineering services and support decreased to 7% in 2005 from 14% in 2004 and royalties increased to 5% of sales in 2005 from 1% in 2004. Revenue decreased $38,000 for the year ended December 31, 2004 as compared with 2003. The decrease is attributable to a small decrease in engineering fees.

      For the year ended December 31, 2005, license revenue was $1,947,000 of which the Company's VPx licenses were $1,381,000 and Flix licenses were $566,000. For the year ended December 31, 2004 and 2003, license revenue was $2,571,000 and $2,637,000 respectively, consisting of all VPx licenses.

      The following table sets forth the allocation of revenues, in terms of percentages, for the years ended December 31, 2005, 2004 and 2003:

                                                  2005        2004        2003
                                                 ------      ------      ------
Licenses                                             88%         85%         80%

Engineering services and support                      7          14          19

Royalties                                             5           1           1
                                                 ------      ------      ------

                                Total               100%        100%        100%
                                                 ======      ======      ======


      For the years ended December 31, 2005, 2004 and 2003, software licenses were the significant revenue stream and are expected to be the significant future revenue stream as we continue to provide these services and products to clients who deliver high quality video to proprietary networks, consumer electronic devices, wireless applications and IP based end users.

OPERATING EXPENSES

      The Company's operating expenses consist of cost of revenues, research and development, sales and marketing and general and administrative expenses. Operating expenses for the year ended December 31, 2005, 2004 and 2003 were $6,497,000, $6,518,000 and $5,665,000, respectively.

      Cost of Revenue. Cost of revenue includes personnel and related overhead expenses, rent and related energy costs, fees paid for licensed technology, depreciation, amortization of purchased intangible assets and certain other operating expenses. Cost of revenue was $1,919,000 for the year ended December 31, 2005 as compared with $1,437,000 for the year ended December 31, 2004. Cost of revenue increased $482,000 for the year ended December 31, 2005 as compared with 2004. The increase is primarily attributable to an increase of approximately $124,000 in personnel and related overhead, $203,000 associated with the support of the Flix product line by Wildform in 2005, and $164,000 in amortization of the Flix software assets. Cost of revenues was $1,437,000 for the year ended December 31, 2004 as compared to $1,506,000 for the year ended December 31, 2003. Cost of revenue decreased $69,000 for the year ended December 31, 2004, however when excluding amortization of $463,000 in 2003 related to purchased technology, cost of revenue increased by $400,000. The $400,000 increase is due to $165,000 in equity-based compensation and $235,000 in additional personnel costs.

      Research and Development. Research and development expenses includes personnel and related overhead expenses, rent and related energy costs and depreciation, associated with the development and pre-production of our products and services. Research and development expenses were $1,035,000 and $884,000 for the years ended December 31, 2005 and 2004, respectively. The increase of $151,000 is primarily from an increase of approximately $156,000 in personnel and related overhead attributed to research and development. Research and development expenses were $1,124,000 for the year ended December 31, 2003. The decrease of $240,000, in the year ended December 31, 2004 as compared with 2003, is primarily from a decrease in personnel and depreciation allocated to research and development. We believe that continued investments in research and development are necessary to improve our competitive advantage and we will continue to invest in such costs as considered necessary.

      Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related overhead costs, tradeshow costs, marketing and promotional costs incurred to create brand awareness and public relations expenses. Sales and marketing expenses for the year ended December 31, 2005 were $794,000 as compared with $459,000 for the year ended December 31, 2004. The increase of $335,000 is primarily attributable to an increase in personnel and related overhead expenses and an increase in tradeshow and promotional costs. Sales and marketing expenses for the year ended December 31, 2003 were $527,000. The decrease of $68,000, for the year ended December 31, 2003 as compared with 2004, is attributable to a decrease in personnel and tradeshow costs. We intend to continue to recruit and hire experienced personnel, as necessary, to sell and market our products and services.

      General and Administrative. General and administrative expenses consist primarily of salaries and related overhead costs for general corporate functions including legal, finance, human resources and management information systems. Also included are outside legal and professional fees, stock-listing fees, reserves for uncollectible accounts receivable and costs of liability and directors and offices' insurance. General and administrative costs for the year ended December 31, 2005 were $2,749,000 as compared with $3,068,000 for the year ended December 31, 2004. The decrease of $319,000 is attributable to a decrease in outside legal fees, stock listing fees and a decrease in the reserve for uncollectible accounts receivable partially offset by an increase in personnel and related overhead expenses as a result of increases in labor and related overhead rates. General and administrative costs for the year ended December 31, 2003 were $2,448,000. The increase of $620,000 for the year ended December 31, 2004 as compared with 2003, is attributable to an increase in legal fees, stock listing fees and an increase in the reserve for uncollectible accounts receivable partially offset by decreases in depreciation and insurance costs.

      Equity-based Compensation. During 2004 the Company granted restricted stock to its employees and directors as compensation. The company issued 870,000 shares of its common stock, with a fair value of $835,000. The related compensation expense of $835,000 was recognized in 2004, including $165,000 included in cost of revenue.

      Interest and Other Income (Expense), Net. Interest and other income (expense) was $(284,000) for the year ended December 31, 2005 as compared with $47,000 for the year ended December 31, 2004. The $284,000 in interest and other expense, net for the year ended December 31, 2005 is primarily a result of a $339,000 unrealized loss on marketable equity securities, interest paid on debt of $39,000 partially offset by interest earned on the Company's cash balances of $89,000 and $5,000 in other income. Interest and other income (expense) was $(2,000) for the year ended December 31, 2003. The increase in interest and other income of $49,000 for the year ended December 31, 2004 as compared with 2003, is primarily a result of net gain on marketable equity securities in 2004 partially offset by the E-Coin settlement received in 2003. Interest and other income (expense) primarily consists of net gains (losses) on marketable equity securities and interest earned on our cash and cash equivalent balances, interest on capital lease obligations and indebtedness, and the amortization of debt discounts.

      Income Taxes. Income taxes reflect state and local franchise taxes. Income taxes were $32,000, $2,000 and 10,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

      At December 31, 2005, we had approximately 35 full-time employees. We expect to hire employees as necessary in order to attain our strategic objectives.

Liquidity and Capital Resources

      At December 31, 2005, the Company had cash and cash equivalents of $3,976,000 as compared with $5,418,000 at December 31, 2004. At December 31, 2005 we had working capital of $4,179,000 as compared with $5,466,000 at December 31, 2004.

      Net cash used in operating activities was $4,307,000, $2,108,000 and $1,980,000 for the years ended December 31, 2005, 2004 and 2003, respectively. The net cash used in 2005 was principally from the net loss of $4,605,000, adjusted for $236,000 of depreciation and amortization and $339,000 of unrealized loss on marketable securities, and an increase in accounts receivable of $497,000. The net cash used in 2004 was principally from the net loss of $3,445,000 adjusted for $835,000 of equity-based compensation, $115,000 of depreciation and amortization and $289,000 of marketable securities received as payment of a license fee, partially offset by a decrease in accounts receivable of $427,000, an increase in accounts payable and accrued expenses of $203,000 and an increase in deferred revenue of $123,000. The net cash used in 2003 was principally from the net loss of $2,375,000, adjusted for $706,000 of depreciation and amortization, an increase in accounts receivable of $225,000 and a decrease in accounts payable and accrued expenses of $180,000.

      Net cash (used in) provided by investing activities was $(1,420,000), $70,000 and $(39,000) for the years ended December 31, 2005, 2004 and 2003, respectively. The net cash used in 2005 was principally for the purchase of the Flix software line from Wildform for $1,229,000 and purchases of property and equipment of $116,000. The net cash provided in 2004 reflects $89,000 of proceeds from the sale of marketable equity securities. The net cash used in 2003 was for purchases of property and equipment.

      Net cash provided by financing activities was $4,286,000, $4,517,000 and $4,431,000 for the years ended December 31, 2005, 2004 and 2003, respectively. The net cash provided in 2005 was principally from $4,365,000 of proceeds from the exercise of stock options and warrants. The net cash provided in 2004 is principally from net proceeds of $3,699,000 from the issuance of Series D redeemable, convertible preferred stock and $830,000 from the exercise of stock options and warrants. The net cash provided in 2003 is principally from proceeds of $3,105,000 from the exercise of stock options and warrants and $1,314,000 from the sale of common stock.

      The Company currently has no material commitments for the next 12 months other than those under operating lease arrangements. These arrangements consist primarily of lease arrangements for the Company's office space in Clifton Park and New York City. The aggregate required payments for the next 12 months under these arrangements are $183,000. Additionally, notwithstanding the above, our most significant non-contractual operating costs for the next 12 months are compensation and benefit costs, insurance costs and general overhead costs such as telephone and utilities. During 2006, we anticipate incurring approximately $600,000 per month in cash operating costs.

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

      The Series D Preferred is mandatorily redeemable by the Company over an 18-month period beginning in October 2006. Such redemptions can be made in cash or Common Stock, at the Company's option. If redemptions are made in Common Stock, the number of shares issuable upon redemption is dependent on the average of the volume-weighted average trading price of the Common Stock for the 20 trading days immediately prior to the redemption date.

      The Investors also received one-year warrants (the "Series A Warrants") to purchase an aggregate of 2,994,000 shares of common stock at an exercise price of $0.65 per share and five-year warrants (the "Series B Warrants") to purchase an aggregate of 2,994,000 shares of Common Stock at an exercise price of $0.76 per share. The Series D Preferred and warrants are subject to certain anti-dilution protection for issuances of securities below the conversion price. Holders of Series D Preferred are entitled to receive an 8% annual cumulative dividend, payable quarterly in cash or shares of Common Stock at the Company's option, subject to the satisfaction of certain conditions. In 2005, the Series D Investors have exercised all of the Series A Warrants and paid the exercise price of $1,946,000 to the Company.

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

Off-Balance Sheet Arrangements

      The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Tabular Disclosure of Contractual Obligations

                                                             Payments due by period
                                       ---------------------------------------------------------------
                                                   Less than 1    1 - 3         3 - 5      More than 5
      Contractual Obligations           Total         year        years         years         years
----------------------------------     --------     --------     --------     --------     -----------
Series A Secured Convertible 5.75%
Debentures                             $250,000     $250,000

Capital lease obligation                 30,000                  $ 30,000

Operating lease for office space        402,000      182,000      211,000     $  9,000
                                       --------     --------     --------     --------     -----------

Total                                  $682,000     $432,000     $241,000     $  9,000
                                       ========     ========     ========     ========     ===========


Impact of Recently Issued Accounting Pronouncements

      In December 2004, the FASB issued SFAS No. 123 (revised 2004) "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) addresses the accounting for transactions in which an enterprise exchanges its equity instruments for employee services. It also addresses transactions in which an enterprise incurs liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of those equity instruments in exchange for employee services. The cost of employee services received in exchange for equity instruments, including employee stock options, is to be measured on the grant-date fair value of those instruments. That cost will be recognized as compensation expense over the service period, which would normally be the vesting period. SFAS 123(R) became effective for the Company as of January 1, 2006. The impact of adopting SFAS 123(R) cannot currently be estimated since it will depend on future share-based awards.

      In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for fiscal periods beginning after December 15, 2005 and is not expected to have a significant impact on the Company's financial statements.

Limitation on Use of Net Operating Loss and Other Tax Credit Carry-Forwards

      At December 31, 2005, the Company had available net operating loss carry-forwards of approximately $84,986,000. The net operating loss carry-forwards expire at various dates through 2025.

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

      The merger of The Duck Corporation with and into a wholly-owned subsidiary of Applied Capital Funding, Inc. may have involved an "ownership change" and thus we may be unable to use a material portion of our available net operating loss carry-forwards. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Company History". Furthermore, in the ordinary course of the Company's business operations we have and may continue to issue shares in conjunction with acquisitions or additional financing, in order to meet the Company's growth objectives and liquidity constraints. In addition, the exercise of outstanding warrants and certain options to purchase shares of Common Stock may require us to issue additional shares of Common Stock. Past and future issuances of shares of Common Stock may limit our ability to use a substantial amount of our available net operating loss carry-forwards to reduce future taxable income.

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

Risk Factors That May Affect Future Operating Results

      In evaluating our business, prospective investors and shareholders should carefully consider the following risks in addition to the other information in this 10-K or in the documents referred to in this 10-K. Any of the following risks could have a material adverse impact on our business, operating results and financial condition and result in a complete loss of your investment.

We may need to obtain additional cash to operate our business, and to be able to execute our business plan and may not achieve profitability.

      Since our inception, we have incurred significant losses and negative cash flow from operations, and as of December 31, 2005, we had an accumulated deficit of approximately $119.3 million. On February 28, 2006, we had cash reserves of approximately $3,626,000. During fiscal 2006, we expect to meet our working capital obligations and other cash requirements with cash derived from the sale of our products and services and from our cash reserves. There can be no assurance, however, that cash derived from the sale of our products and services will be sufficient for our operating needs or that we will be able to achieve profitability on a consistent basis, if at all. In the event that cash used in operations is higher than anticipated and we are unable to secure additional funding, in order to preserve cash, we would be required to further reduce expenditures and effect further reductions in our corporate infrastructure, either of which could have a material adverse effect on our ability to continue our current level of operations. Even if we obtain additional working capital in the near future, to the extent that operating expenses increase or we need additional funds to make acquisitions, develop new technologies or acquire strategic assets, the need for additional funding may be accelerated and there can be no assurances that any such additional funding can be obtained on terms acceptable to us, if at all.

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

      Fluctuations in the market price of our common stock may adversely affect our access to capital and financing and our ability to attract and retain qualified personnel. Historically, our common stock price has fluctuated widely, with a 52-week range as of March 13, 2006 of $0.52 to $1.48. We expect fluctuations to continue in the future for a number of reasons, including:

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

      Sales of significant amounts of our common stock in the public market in the future, the perception that sales will occur, or the registration of shares could significantly depress the market price of our common stock or hinder our future ability to raise capital. We have granted some of the holders of our securities demand registration rights and anti-dilution protections, which may require us to issue additional shares to those holders certain triggering events occur, such as our failure to register such holders' shares or the issuance of additional shares of our common stock below a certain price.. We may also issue additional shares in acquisitions and may grant additional stock options to our employees, officers, directors and consultants under the stock option plans.

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

Item 7A     Quantitative and Qualitative Disclosures About Market Risk

      The Company does not currently have any material exposure to interest rate risk, foreign currency risk, exchange rate risk, commodity price risk or other relevant market rate or price risks. However, the Company does have some exposure to foreign currency rate fluctuations arising from maintaining an office for the Company's U.K. based, wholly-owned subsidiary which transacts business in the local functional currency. The U.K. based subsidiary does not conduct any sales and all their costs are funded in United States dollars. To date, the Company has not entered into any derivative financial instrument to manage foreign currency risk and is not currently evaluating the future use of any such financial instruments.

Item 8.     Financial Statements and Supplementary Data

      The consolidated financial statements are included herein and filed as a part of this report. See Index on page F-1.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

Item 9A.     Controls and Procedures


      (a)   Evaluation of Disclosure Controls and Procedures

      Our chief executive officer and chief financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934), as of the end of the period covered by this Form 10-K for the fiscal year ended December 31, 2005. Based upon this evaluation process, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective.

      (b)   Changes in Internal Controls

      There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act, that occurred during the fiscal quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information

         None.
                                    PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

      The information required is incorporated by reference from the sections entitled "Directors and Executive Officers", "The Board of Directors" and "Compliance with Section 16(a) of the Exchange Act" contained in the 2006 Proxy Statement, which is to be filed with the Securities and Exchange Commission on or about April 10, 2006 (the "2006 Proxy Statement").

Item 11.     Executive Compensation

      The information required is incorporated by reference from the section entitled "Executive Compensation" contained in the 2006 Proxy Statement, which is to be filed with the Securities and Exchange Commission.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required is incorporated by reference from the sections entitled "Security Ownership of Principal Stockholders" and "Security Ownership of Executive Officers and Directors" contained in the 2006 Proxy Statement.

Item 13.     Certain Relationships and Related Transactions

      The information required is incorporated by reference from the section entitled "Certain Relationships and Related Transactions" contained in the 2006 Proxy Statement.

Item 14.     Principal Accounting Fees and Services.

      The information required is incorporated by reference from the section entitled "Proposal To Ratify the Appointment of Eisner LLP" contained in the 2006 Proxy Statement.

PART IV

Item 15.     Exhibits.

Exhibits

The exhibits listed in the Index to Exhibits, which appears below, are filed as a part of this annual report.

                                                                  Incorporated by Reference
   Exhibit Number          Exhibit Description                    Form        Date Filed                  Filed Herewith
   --------------          -------------------                    ----        ----------                  --------------
   3.1             Certificate of Incorporation of the Company    10-K       April 2, 2001
   3.2             Bylaws of the Company                          Sch. 14A   March 25, 2002
   4.1             Securityholders Agreement, dated as of         10-K       March 30, 2000
                   Dec. 1, 1999, between the Company and
                   thirteen securityholders party thereto
   4.2             Form of Investor Rights Agreement,             10-K       March 30, 2000
                   dated as of Dec. 1, 1999,between the
                   Company and each of nine investors
   4.3             Form of Warrant issued to the investors        10-K       March 30, 2000
                   party to the Investor Rights Agreement
   4.4             Form of Investors' Rights Agreement between    S-3        Dec. 8, 2000
                   the Company and the holders of Series C
                   Preferred Stock, Series C-II Preferred
                   Stock and Series C-III Preferred Stock
   4.5             Certificate of Designations for the            10-K       April 2, 2001
                   Company's Series C Preferred Stock
   4.6             Certificate of Designations for the            10-K       April 2, 2001
                   Company's Series C-II Preferred Stock
   4.7             Certificate of Designations for the            10-K       April 2, 2001
                   Company's Series C-III Preferred Stock
   4.8             Form of Warrant issued to the holders of       10-K       April 2, 2001
                   Series C, Series C-II and Series C-III
                   Preferred Stock
   4.9             Common Stock Purchase Agreement, dated as      SB-2/A     Sept. 13, 2001
                   of July 18, 2001 by and between the Company
                   and Real.
   4.10            Investor Rights Agreement, dated as of         SB-2/A     Sept. 13, 2001
                   July 18, 2001, between Real and the Company
   4.11            Indemnity Agreement, dated as of January       S-3        July 11, 2003
                   28, 2002, by and among The Travelers
                   Insurance Company, Travelers Indemnity
                   Company, and the Company
   4.12            Investor's Rights Agreement, dated as of       S-3        Oct. 1, 2003
                   January 29, 2001, between the Company and
                   Abanat Limited
   10.1            Employment Agreement with Douglas McIntyre     10-Q       June 30, 2000
   10.2            Common Stock Purchase Agreement, dated as      S-3        Dec. 8, 2000
                   of Dec. 1, 2000,between the Company and
                   Crossover Ventures, Inc.
   10.3            Deferred Pricing Agreement, dated as of        10-K       April 2, 2001
                   January 19, 2001, between the Company and
                   The Travelers Indemnity Company
   10.4            Development Services and License Agreement     SB-2/A     Sept. 13, 2001
                   dated July 18, 2001 between the Company and
                   RealNetworks, Inc., subject to an Order
                   Granting Confidential Treatment under The
                   Securities Exchange Act of 1933
                   (CF #11815).
   10.5            Common Stock Purchase Agreement, dated as      SB-2       Nov. 29, 2001
                   of November 21, 2001 between the Company
                   and Crossover Ventures, Inc.


                                                           31

                                                                  Incorporated by Reference
   Exhibit Number          Exhibit Description                    Form        Date Filed                  Filed Herewith
   --------------          -------------------                    ----        ----------                  --------------
   10.6            Lease Agreement, dated as of Sept. 26, 2002    10-K       March 31, 2003
                   between the Company and Sitterly Associates
                   II, LLC
   10.7            Source Code License and Software               8-K        June 21, 2003
                   Distribution Agreement (EVD Products) dated
                   as of June 21, 2003 between On2
                   Technologies, Inc., Beijing E-World and
                   Nature Talent Limited.
   10.8            Source Code License and Software               8-K        June 21, 2003
                   Distribution Agreement (Non-EVD Products)
                   dated as of June 21, 2003 between On2
                   Technologies, Inc., Beijing E-World and
                   Nature Talent Limited.
   10.9            Software Distribution Agreement, dated as      8-K        August 25, 2003
                   of August 25, 2003, by and between the
                   Company and Allied Telesis K. K.
   10.10           Employment Agreement with Tim Reusing          10-K       March 30, 2004
   10.11           Employment Agreement with Eric Ameres          10-K       March 30, 2004
   10.12           Registration Rights Agreement, dated           S-3        Nov. 26, 2004
                   October 27, 2004
   10.13           Letter Agreement by and between the Company    10-Q
                   and Eric L. Ameres, dated as of May 11, 2005

   10.14           Letter Agreement by and between the Company
                   and Timothy C. Reusing, dated as of May 11,
                   2005

   10.15           License Agreement by and between the                                                        X
                   Company and Bevmax Office Centers 1560, LLC

   10.16           Restated Lease Agreement by and between the                                                 X
                   Company and Sitterly Associates II

   10.17           Separation and Consultancy Agreement by and                                                 X
                   between the Company and Douglas A.
                   McIntyre, dated as of February 2, 2006
   21              Subsidiaries                                   10-K       March 31, 2003
   23.1            Consent of Eisner LLP                                                                       X
   31.1            Certification of Chief Executive Officer                                                    X
                   Pursuant to Section 302 of the
                   Sarbanes-Oxley Action of 2002
   31.2            Certification of Chief Financial Officer                                                    X
                   Pursuant to Section 302 of the
                   Sarbanes-Oxley Action of 2002
   32.1            Certification of Chief Executive Officer                                                    X
                   Pursuant to 18 U.S.C. Section 1350, as
                   Adopted Pursuant to Section 906 of the
                   Sarbanes-Oxley Act of 2002
   32.2            Certification of Chief Financial Officer                                                    X
                   Pursuant to 18 U.S.C. Section 1350, as
                   Adopted Pursuant to Section 906 of the
                   Sarbanes-Oxley Act of 2002


      (b) Reports filed on Form 8-K for the three months ended December 31, 2005.

The Company filed a Current Report on Form 8-K on January 12, 2005, providing a transcript of a conference call hosted by the Company's Chairman, President, and CEO, Douglas A. McIntyre.

The Company filed a Current Report on Form 8-K on March 14, 2005, announcing the London Court of International Arbitration tribunal's decision in the Company's proceedings against its licensee, Beijing E-World.

The Company filed a Current Report on Form 8-K on March 15, 2005 containing a press release announcing the Company's results of operations for the fourth quarter ending December 31, 2004.

The Company filed a Current Report on Form 8-K on April 5, 2005 containing a press release announcing that it had entered into a purchase and license agreement with Wildform, Inc., regarding Wildform's Flix(TM) Flash video encoder technology.

The Company filed a Current Report on Form 8-K on April 21, 2005 containing a press release announcing the Company's results of operations for the first quarter ending March 31, 2005.

The Company filed a Current Report on Form 8-K on May 5, 2005 announcing that it had completed the acquisition of certain Flix(TM) Flash(R) video encoder technology from Wildform, Inc.

The Company filed a Current Report on Form 8-K on May 11, 2005 announcing the adoption of the Company's 2005 Incentive Compensation Plan.

The Company filed a Current Report on Form 8-K on May 13, 2005 announcing:

      o     the adoption of the annual meeting fees and option grants for members of the Company's Board for the upcoming year;
      o     the extension of the employment terms of the Company's three executive officers for one year each: Mr. McIntyre the Company's Chairman, President, and CEO until April 16, 2007; Eric Ameres the Company's Executive Vice-President and Chief Technology Officer until September 15, 2006; and Timothy Reusing the Company's Executive Vice-President, Legal and Business Affairs, until October 15, 2006; and
      o the appointment of Afsaneh Naimollah and James Meyer to the Company's Board of Directors.

The Company filed a Current Report on Form 8-K on May 31, 2005 announcing the Company's adoption of a new Code of Ethics for Employees and Directors.

The Company filed a Current Report on Form 8-K on July 28, 2005 containing a press release announcing the Company's results of operations for the second quarter ending June 30, 2005.

The Company filed a Current Report on Form 8-K on October 27, 2005 containing a press release announcing the Company's results of operations for the third quarter ending September 30, 2005.

The Company filed a Current Report on Form 8-K on November 28, 2005 announcing the adoption of the annual meeting fees and option grants for members of the Company's Board for the coming year.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereby duly authorized on March 15, 2006.


                                          ON2 TECHNOLOGIES, INC.


                                          By: /s/ James Meyer
                                              -----------------------
                                              James Meyer
                                              Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

   Signature                                            Title                                               Date
/s/ James Meyer         Interim Chief Executive Officer (Principal Executive Officer) and Director       March 15, 2006
---------------------
(James Meyer)

                          Senior Vice President and Chief Financial Officer (Principal Financial
/s/ Anthony Principe                                     Officer)                                        March 15, 2006
---------------------
(Anthony Principe)


/s/ J. Allen Kosowsky                       Chairman of the Board and Director                           March 15, 2006
---------------------
(J. Allen Kosowsky)


/s/ William A. Newman                                    Director                                        March 15, 2006
---------------------
(William A. Newman)


/s/ Mike Kopetski                                        Director                                        March 15, 2006
---------------------
(Mike Kopetski )


/s/ Thomas Weigman                                       Director                                        March 15, 2006
---------------------
(Thomas Weigman)


/s/ Michael J. Alfant                                    Director                                        March 15, 2006
---------------------
(Michael J. Alfant)


/s/ Afsaneh Naimollah                                    Director                                        March 15, 2006
---------------------
(Afsaneh Naimollah)


                                                           34

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----

Report of Independent Registered Public Accounting Firm....................  F-2

Consolidated Balance Sheets as of December 31, 2005 and 2004...............  F-3

Consolidated Statements of Operations for the years ended
    December 31, 2005, 2004 and 2003.......................................  F-4

Consolidated Statements of Changes in Stockholders' Equity
    for the years ended December 31, 2005, 2004 and 2003...................  F-5

Consolidated Statements of Cash Flows for the years ended
    December 31, 2005, 2004 and 2003.......................................  F-8

Notes to Consolidated Financial Statements................................. F-10

             Report of Independent Registered Public Accounting Firm


Board of Directors and Stockholders
On2 Technologies, Inc.


     We have audited the accompanying consolidated balance sheets of On2 Technologies, Inc. and subsidiaries (the "Company") as of December 31, 2005 and 2004 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2005. Our audits also included the financial statement
Schedule II - Valuation and Qualifying Accounts. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of On2 Technologies, Inc. and subsidiaries as of December 31, 2005 and 2004, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.


/s/ EISNER LLP

Eisner LLP

New York, New York
January 20, 2006

                             ON2 TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                              December 31,
                                                                                     --------------------------------
                                                                                         2005               2004
                                                                                     -------------      -------------
                                                                                                      (Restated-Note 14)
                                 ASSETS (Note 8)

Current assets:
  Cash and cash equivalents ....................................................     $   3,976,000      $   5,418,000
  Marketable securities, at market .............................................           181,000            445,000
  Accounts receivable, less allowance for doubtful accounts
      of $13,000 and $140,000 as of December 31, 2005 and 2004, respectively ...           746,000            249,000
  Prepaid expenses and other current assets ....................................           186,000            156,000
                                                                                     -------------      -------------

       Total current assets ....................................................         5,089,000          6,268,000

Acquired software, net .........................................................           667,000
Other acquired intangibles, net ................................................           154,000
Goodwill .......................................................................           244,000
Property and equipment, net ....................................................           131,000             87,000
Deferred financing costs .......................................................                              175,000
Other assets ...................................................................            29,000             80,000
                                                                                     -------------      -------------
       Total assets ............................................................     $   6,314,000      $   6,610,000
                                                                                     =============      =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable .............................................................     $      41,000      $     177,000
  Accrued expenses .............................................................           608,000            393,000
  Deferred revenue .............................................................           241,000            153,000
  Term-loan ....................................................................                               62,000
  Capital lease obligation .....................................................            20,000             17,000
                                                                                     -------------      -------------

       Total current liabilities ...............................................           910,000            802,000

Capital lease obligation, excluding current portion ............................             6,000             26,000
Convertible  debentures,  net of debt  discount of $6,000 and
  $20,000 as of December 31, 2005 and 2004, respectively .......................           244,000            330,000
                                                                                     -------------      -------------
      Total liabilities ........................................................         1,160,000          1,158,000

Series D redeemable convertible preferred stock $0.01 par value; 3,790 and
  4,000 shares issued and outstanding, net of discount of $0 and $2,844,000 at December 31, 2005 and 2004, respectively (liquidation value of
  $3,790,000 and $4,000,000 at December 31, 2005
  and 2004, respectively) ......................................................         3,790,000          1,156,000

Commitments and contingencies (Note 10)

Stockholders' equity:
  Preferred stock, $0.01 par value; 20,000,000 shares authorized;
      1,849,000 and 3,299,000 convertible shares issued and
      outstanding at December 31, 2005 and 2004, respectively
      (aggregate of liquidation value of $5,110,000
      and $6,704,000 as of December 31, 2005 and
      2004, respectively) ......................................................            19,000             33,000
  Common stock, $0.01 par value;  150,000,000 shares authorized;
      92,295,000 and 80,328,000 shares issued and
      outstanding at December 31, 2005 and 2004, respectively) .................           923,000            803,000
  Additional paid-in capital ...................................................       119,772,000        114,860,000
  Accumulated other comprehensive loss .........................................           (43,000)           (42,000)
  Accumulated deficit ..........................................................      (119,307,000)      (111,358,000)
                                                                                     -------------      -------------
      Total stockholders' equity ...............................................         1,364,000          4,296,000
                                                                                     -------------      -------------
      Total liabilities and stockholders' equity ...............................     $   6,314,000      $   6,610,000
                                                                                     =============      =============

           See accompanying notes to consolidated financial statements

                             ON2 TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     Year Ended December 31,
                                                                         ------------------------------------------------
                                                                            2005               2004               2003
                                                                         ------------      ------------      ------------

Revenue (1) ........................................................     $  2,208,000      $  3,028,000      $  3,302,000

Operating expenses:
     Cost of revenue (2) ...........................................        1,919,000         1,437,000         1,506,000
     Research and development (3) ..................................        1,035,000           884,000         1,124,000
     Sales and marketing (3) .......................................          794,000           459,000           527,000
     General and administrative (3) ................................        2,749,000         3,068,000         2,448,000
     Equity-based compensation:
           Research and development ................................                             68,000
           Sales and marketing .....................................                             19,000
           General and administrative ..............................                            583,000            60,000
                                                                         ------------      ------------      ------------

Total operating expenses ...........................................        6,497,000         6,518,000         5,665,000
                                                                         ------------      ------------      ------------

Loss from operations ...............................................       (4,289,000)       (3,490,000)       (2,363,000)

Interest and other income (expense), net ...........................         (284,000)           47,000            (2,000)
                                                                         ------------      ------------      ------------

Loss before provision for income taxes .............................       (4,573,000)       (3,443,000)       (2,365,000)

Provision for income taxes .........................................           32,000             2,000            10,000
                                                                         ------------      ------------      ------------

Net loss ...........................................................       (4,605,000)       (3,445,000)       (2,375,000)

Convertible preferred stock deemed dividend ........................        2,844,000           120,000           228,000
Convertible preferred stock 8% dividend ............................          325,000            57,000
Accretion of costs associated with the Series D Preferred Stock.....          175,000            14,000
                                                                         ------------      ------------      ------------

Net loss attributable to common stockholders .......................     $ (7,949,000)     $ (3,636,000)     $ (2,603,000)
                                                                         ============      ============      ============

Basic and diluted net loss attributable to common stockholders
  per common share .................................................     $      (0.09)     $      (0.05)     $      (0.04)
                                                                         ============      ============      ============

Weighted average basic and diluted common shares outstanding .......       89,183,000        77,187,000        64,654,000
                                                                         ============      ============      ============

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

           See accompanying notes to consolidated financial statements

                             ON2 TECHNOLOGIES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                             Accumulated
                                Convertible                                                    Other                       Total
                              Preferred Stock            Common Stock          Additional      Compre-                     Stock-
                         ------------------------   ----------------------       Paid-in       hensive    Accumulated     holders'
                           Shares        Amount       Shares      Amount         Capital        Loss        Deficit        Equity
                         ----------   -----------   ----------  -----------   -------------   --------   -------------   ----------
Balance at
  January 1, 2003 ......  9,920,000   $    99,000   59,588,000  $   596,000   $ 105,422,000   $(16,000)  $(105,119,000)  $  982,000
Net loss ...............                                                                                    (2,375,000)  (2,375,000)
Foreign currency
  translation
  adjustment ...........                                                                        (2,000)                      (2,000)
                                                                                                                         ----------
Comprehensive loss .....                                                                                                 (2,377,000)
                                                                                                                         ----------
Issuance of common
  stock in
  connection with
  the exercise
  of stock options .....                             2,579,000       25,000       1,355,000                               1,380,000
Issuance of common
  stock in
  connection with
  the exercise
  of warrants ..........                             1,503,000       15,000       1,710,000                               1,725,000
Issuance of common
  stock in
  connection with
  the conversion
  of Series A
  secured
  convertible
  debentures ...........                             1,786,000       18,000         182,000                                 200,000
Issuance of
  common stock in
  connection with
  the equity
  line of credit .......                             3,387,000       34,000       1,280,000                               1,314,000
Issuance of common
  stock in
  connection with
  the conversion
  of Series C-V
  convertible
  preferred stock ...... (1,923,000)      (19,000)   2,644,000       26,000          (7,000)                                      0
Issuance of common
  stock in
  connection with
  the conversion
  of Series C-VI
  convertible
  preferred stock ...... (2,432,000)      (24,000)   2,606,000       26,000          (2,000)                                      0
Issuance of common
  stock in
  connection with
  the payment of
  interest on the
  Series A secured
  convertible
  debentures ...........                                53,000        1,000          43,000                                  44,000
Warrants issued
  for consulting
  services .............                                                             60,000                                  60,000
Purchase of
  warrants .............                                                            (42,000)                                (42,000)
Convertible
  preferred stock
  deemed dividends .....                                                            228,000                   (228,000)           0
                         ----------   -----------   ----------  -----------   -------------   --------   -------------   ----------
Balance at
  December 31, 2003 ....  5,565,000   $    56,000   74,146,000  $   741,000   $ 110,229,000   $(18,000)  $(107,722,000)  $3,286,000
                         ----------   -----------   ----------  -----------   -------------   --------   -------------   ----------

                             ON2 TECHNOLOGIES, INC.
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)

                                                                                             Accumulated
                                Convertible                                                    Other                       Total
                              Preferred Stock            Common Stock          Additional      Compre-                     Stock-
                         ------------------------   ----------------------       Paid-in       hensive    Accumulated     holders'
                           Shares        Amount       Shares      Amount         Capital        Loss        Deficit        Equity
                         ----------   -----------   ----------  -----------   -------------   --------   -------------   ----------
Net loss ...............                                                                                    (3,445,000)  (3,445,000)
Foreign currency
  translation
  adjustment ...........                                                                       (24,000)                     (24,000)
                                                                                                                         ----------
Comprehensive loss .....                                                                                                 (3,469,000)
                                                                                                                         ----------
Issuance of common
  stock in
  connection with
  the exercise
  of stock options .....                               277,000        3,000          64,000                                  67,000
Issuance of common
  stock in
  connection with
  the exercise
  of warrants ..........                             1,435,000       14,000         749,000                                 763,000
Issuance of common
  stock in
  connection with
  the conversion
  of Series A
  secured
  convertible
  debentures ...........                               893,000        9,000          91,000                                 100,000
Issuance of
  common stock to
  employees and
  directors as
  compensation .........                               870,000        9,000         826,000                                 835,000
Issuance of common
  stock in
  connection with
  the conversion
  of Series A
  convertible
  preferred stock ......   (400,000)       (4,000)     400,000        4,000                                                       0
Issuance of common
  stock in
  connection with
  the conversion
  of Series C-V
  convertible
  preferred stock ......   (727,000)       (7,000)   1,000,000       10,000          (3,000)                                      0
Issuance of common
  stock in
  connection with
  the conversion
  of Series C-VI
  convertible
  preferred stock ...... (1,139,000)      (12,000)   1,210,000       12,000                                                       0
Issuance of common
  stock in
  connection with
  the payment
  of interest on
  the Series A
  secured
  convertible
  debentures ...........                                37,000            0          23,000                                  23,000
Issuance of common
  stock in
  connection with
  the payment of
  dividends on the
  Series D
  convertible
  preferred stock ......                                60,000        1,000          29,000                    (30,000)           0
Discount on Series
  D convertible
  preferred stock
  for warrants
  and beneficial
  conversion
  feature ..............                                                          2,964,000                               2,964,000
Series D
  convertible
  preferred
  stock financing
  costs allocated
  to warrants ..........                                                           (112,000)                               (112,000)
Deemed dividend
  on Series D
  convertible
  preferred stock ......                                                                                      (120,000)    (120,000)
Accrued dividend
  on Series D
  convertible
  preferred stock ......                                                                                       (27,000)     (27,000)

                             ON2 TECHNOLOGIES, INC.
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)


                                                                                             Accumulated
                                Convertible                                                    Other                       Total
                              Preferred Stock            Common Stock          Additional      Compre-                     Stock-
                         ------------------------   ----------------------       Paid-in       hensive    Accumulated     holders'
                           Shares        Amount       Shares      Amount         Capital        Loss        Deficit        Equity
                         ----------   -----------   ----------  -----------   -------------   --------   -------------   ----------
Accretion of
  costs associated
  with the
  issuance of the
  Series D
  convertible
  preferred stock ......                                                                                       (14,000)     (14,000)
                         ----------   -----------   ----------  -----------   -------------   --------   -------------   ----------
Balance at
  December 31,
  2004-restated ........  3,299,000   $    33,000   80,328,000  $   803,000   $ 114,860,000   $(42,000)  $(111,358,000)  $4,296,000
                         ----------   -----------   ----------  -----------   -------------   --------   -------------   ----------
Net loss ...............                                                                                    (4,605,000)  (4,605,000)
Foreign currency
  translation
  adjustment ...........                                                                        (1,000)                      (1,000)
                                                                                                                         ----------
Comprehensive loss .....                                                                                                 (4,606,000)
                                                                                                                         ----------
Issuance of common
  stock in
  connection with
  the exercise
  of stock options .....                               116,000        1,000          41,000                                  42,000
Issuance of common
  stock in
  connection with
  the exercise
  of warrants ..........                             8,052,000       81,000       4,242,000                               4,323,000
Issuance of common
  stock in
  connection with
  the conversion
  of Series A
  secured
  convertible
  debentures ...........                               893,000        9,000          91,000                                 100,000
Issuance of
  common stock in
  connection with
  the conversion
  of Series C-V
  convertible
  preferred stock ...... (1,450,000)      (14,000)   2,040,000       21,000          (7,000)                                      0
Issuance of common
  stock in
  connection with
  the conversion
  of Series D
  convertible
  preferred stock ......                               300,000        3,000         207,000                                 210,000
Issuance of
  common stock in
  connection with
  the payment
  of interest on
  the Series A
  secured
  convertible
  debentures ...........                                28,000       18,000                                                  18,000
Issuance of common
  stock in
  connection with
  the payment of
  dividends and
  dividends
  accrued on the
  Series D
  convertible
  preferred stock ......                               538,000        5,000         320,000                   (325,000)           0
Deemed dividend on
   Series D
  convertible
  preferred stock ......                                                                                    (2,844,000)  (2,844,000)
Accretion of costs
  associated
  with the
  issuance of the
  Series D
  convertible
  preferred stock ......                                                                                      (175,000)    (175,000)
                         ----------   -----------   ----------  -----------   -------------   --------   -------------   ----------
Balance at
  December 31,
  2005 .................  1,849,000   $    19,000   92,295,000  $   923,000   $ 119,772,000   $(43,000)  $(119,307,000)  $1,364,000
                         ==========   ===========   ==========  ===========   =============   ========   =============   ==========

           See accompanying notes to consolidated financial statements

                             ON2 TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Year Ended December 31,
                                                                     ---------------------------------------
                                                                        2005           2004          2003
                                                                     -----------   -----------   -----------
Cash flows from operating activities:

  Net loss ........................................................  $(4,605,000)  $(3,445,000)  $(2,375,000)
    Adjustments to reconcile net loss to net cash used
     in operating activities:
     Equity-based compensation ....................................                    835,000        60,000
     Common stock issued for debenture interest ...................       18,000        23,000        44,000
     Write-off of fixed assets ....................................                     20,000
     Depreciation and amortization ................................      236,000       115,000       706,000
     Marketable equity securities received as payment of
       license fee ................................................                   (289,000)
     Unrealized loss (gain) on marketable equity securities .......      339,000      (121,000)
     Realized loss on marketable equity securities ................                     26,000
     Amortization of debt discount ................................       14,000        21,000        40,000
     Changes in operating assets and liabilities:
       Accounts receivable, net ...................................     (497,000)      427,000      (225,000)
       Prepaid expenses and other current assets ..................      (30,000)        8,000       (63,000)
       Other assets ...............................................       51,000       (54,000)      (17,000)
       Accounts payable and accrued expenses ......................       79,000       203,000      (180,000)
       Deferred revenue ...........................................       88,000       123,000        30,000
                                                                     -----------   -----------   -----------
         Net cash used in operating activities ....................   (4,307,000)   (2,108,000)   (1,980,000)
                                                                     -----------   -----------   -----------
Cash flows from investing activities:

  Proceeds from the sale of marketable equity securities ..........                     89,000
  Purchases of marketable securities ..............................      (75,000)
  Purchases of the Flix software line .............................   (1,229,000)
  Purchases of property and equipment .............................     (116,000)      (19,000)      (39,000)
                                                                     -----------   -----------   -----------

         Net cash (used in) provided by investing activities ......   (1,420,000)       70,000       (39,000)
                                                                     -----------   -----------   -----------

Cash flows from financing activities:

  Principal payments on capital lease obligations .................      (17,000)      (11,000)       (9,000)
  Purchase of common stock warrants ...............................                                  (42,000)
  Proceeds from (principal payments on) term-loan, net ............      (62,000)       (1,000)       63,000
  Net proceeds from the sale of common stock ......................                                1,314,000
  Net proceeds from the issuance of Series D redeemable
   convertible preferred stock ....................................                  3,699,000
  Proceeds from exercise of common stock options
   and warrants, net ..............................................    4,365,000       830,000     3,105,000
                                                                     -----------   -----------   -----------
         Net cash provided by financing activities ................    4,286,000     4,517,000     4,431,000
                                                                     -----------   -----------   -----------
Net change in cash and cash equivalents ...........................   (1,441,000)    2,479,000     2,412,000
Effect of exchange rate changes on cash and cash equivalents              (1,000)      (24,000)       (2,000)
Cash and cash equivalents, beginning of year ......................    5,418,000     2,963,000       553,000
                                                                     -----------   -----------   -----------
Cash and cash equivalents, end of year ............................  $ 3,976,000   $ 5,418,000   $ 2,963,000
                                                                     ===========   ===========   ===========

                             ON2 TECHNOLOGIES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Supplemental disclosure of cash flow information and non-cash transactions:

                                                                                             Year Ended December 31,
                                                                                      ----------------------------------------
                                                                                       2005            2004            2003
                                                                                      ----------------------------------------
Cash paid during the year for:
   Interest .....................................................................     $    7,000     $   11,000     $   12,000
                                                                                      ==========     ==========     ==========
   Taxes ........................................................................     $   25,000     $    7,000     $   14,000
                                                                                      ==========     ==========     ==========
   Non-cash transactions:
   Acquisition of fixed assets under capital leases .............................                    $   54,000
                                                                                                     ==========
   Conversion of Series A, C-V and C-IV convertible preferred stock into
     common stock ...............................................................     $   14,000     $   23,000     $   43,000
                                                                                      ==========     ==========     ==========
   Conversion of Series D redeemable convertible preferred stock into common
     stock ......................................................................     $  210,000
                                                                                      ==========     ==========     ==========
   Conversion of debentures into common stock ...................................     $  100,000     $  100,000     $  200,000
                                                                                      ==========     ==========     ==========
   Common stock issued for dividends and dividends accrued on Series D
     convertible preferred stock ................................................     $  325,000     $   30,000
                                                                                      ==========     ==========
   Accrued dividend on Series D convertible preferred stock .....................                    $   27,000
                                                                                                     ==========
   Accretion of costs associated with the issuance of Series D convertible
     preferred stock ............................................................     $  175,000     $   14,000
                                                                                      ==========     ==========
   Series D convertible preferred stock deemed dividends ........................     $2,844,000     $  120,000     $  228,000
                                                                                      ==========     ==========     ==========
   Marketable equity securities received as consideration for account
     receivable .................................................................                    $  150,000
                                                                                                     ==========

           See accompanying notes to consolidated financial statements

                             ON2 TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004 AND 2003


(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a) Description of the Business

      On2 Technologies, Inc. ("On2" or the "Company") is a video compression technology firm. The Company has developed its proprietary technology platform and video compression/decompression software ("codec") to deliver high quality video at the lowest possible data rates to closed area networks, such as set-top boxes, the Internet and wireless devices. The Company offers a suite of products and professional services that encompass its proprietary compression technology. The Company's professional service offerings include customized engineering and consulting services. In addition, the Company licenses its software products for use with video delivery platforms.

      On April 29, 2005 the Company acquired certain assets related to the Flix software product line of Wildform, Inc. ("Wildform"), pursuant to the terms of the Asset Purchase and Software License Agreement between the Company and Wildform.

      (b) Basis of Presentation

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

      The Company's consolidated financial statements have been prepared assuming that it will continue as a going concern. The Company has incurred recurring operating losses and negative operating cash flows since its inception. At December 31, 2005 the Company had cash and cash equivalents of $3,976,000 and working capital of $4,179,000. The Company believes that existing funds are sufficient to fund its operations through 2006. The Company plans to increase cash flows from operations principally from increases in revenue generated from its compression technology services, products and licenses. The Company may also pursue additional financings. However, there are no assurances that such increases in revenues will be attained or that additional financings will be successfully consummated.

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

                             ON2 TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004 AND 2003


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

      (f) Fair Value of Financial Instruments and Concentration of Credit Risk

      The fair values of accounts receivable and accounts payable approximate their carrying values based on the short-term nature of these financial instruments. The fair value of the Series A secured convertible debentures is approximately $2,366,000 and $1,969,000 at December 31, 2005 and 2004,
respectively. The fair value of the Series D redeemable convertible preferred stock is approximately $4,017,000 and $4,000,000 at December 31, 2005 and 2004, respectively. The fair values were based on the quoted value of the underlying common stock of the Company.

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

      The Company's revenue recognition policies are in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition" and other authoritative guidance. Under each arrangement, revenues are recognized when a non-cancelable agreement has been signed and the customer acknowledges an unconditional obligation to pay, the products or applications have been delivered, there are no uncertainties surrounding customer acceptance, the fees are fixed and determinable, and collection is considered probable. Revenues recognized from multiple-element software arrangements are allocated to each element of the arrangement based on the fair values of the elements, such as product licenses, post-contract customer support, or training. The determination of the fair value is based on the vendor specific objective evidence available to the Company. If

                             ON2 TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004 AND 2003


(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      (h) Revenue Recognition (continued)

such evidence of the fair value of each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of the fair value does exist or until all elements of the arrangement are delivered.

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

      Professional Services

      Professional services consist of customized engineering and consulting services.

      When customized engineering and consulting services are sold together with a software license, the arrangement typically requires customization and integration of the software into a third party hardware platform. In these arrangements, the Company requires the customer to pay a fixed fee for the engineering and consulting services and a licensing fee in the form of a per-unit royalty. The Company accounts for its engineering and consulting arrangements in accordance with SOP 81-1, "Accounting for Performance of Construction Type and Certain Production Type Contracts". When reasonably dependable estimates are available for the costs and efforts necessary to complete the engineering or consulting services and those services do not include contractual milestones or other acceptance criteria, the Company accounts for the arrangements under the percentage of completion contract method pursuant to SOP 81-1 based upon input measures such as hours. When such estimates are not available, the completed contract method is utilized.

      (i) Cost of Revenue

      Cost of revenue primarily includes compensation costs for engineering and consulting personnel, depreciation costs, licensing fees or royalties paid for third party software products and the amortization of purchased technology.

                             ON2 TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004 AND 2003


(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      (j) Software Development Costs

      The Company recognizes costs associated with new software or product development and/or significant enhancements to current software or products in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Software Development Costs". Under SFAS No. 86, these costs are expensed until technological feasibility has been established. The Company essentially has completed its software development concurrently with technological feasibility and, accordingly, has not capitalized any software development costs.

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

      The following table illustrates the effect on net loss attributable to common stockholders and loss attributable to common stockholders per share if the fair value based method had been applied to all awards:


                                                                                    Year Ended December 31,
                                                                         ------------------------------------------------
                                                                             2005              2004              2003
                                                                         ------------      ------------      ------------
         Reported net loss attributable to common stockholders           $ (7,949,000)     $ (3,636,000)     $ (2,603,000)
         Stock-based employee compensation determined under the fair
         value-based method                                                (2,766,000)       (1,121,000)         (688,000)
                                                                         ------------      ------------      ------------


         Pro forma net loss attributable to common shareholders          $(10,715,000)     $ (4,757,000)     $ (3,291,000)
                                                                         ============      ============      ============

         Loss attributable to common stockholders per share
         (basic and diluted):
               As reported                                               $      (0.09)     $      (0.05)     $      (0.04)
                                                                         ============      ============      ============

               Pro forma                                                 $      (0.12)     $      (0.06)     $      (0.05)
                                                                         ============      ============      ============

     In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R "Share-Based Payment" ("SFAS 123R"), which requires all share-based payments to employees, including grants of

                             ON2 TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004 AND 2003


(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      (k) Stock-Based Compensation (continued)

employee stock options, to be recognized in the statement of operations as an operating expense, based on their fair values on grant date. Pro forma disclosure will no longer be an alternative. The Company will recognize share-based compensation costs on a straight-line basis over the requisite service periods of awards. That cost will be recognized as compensation expense over the service period, which would normally be the vesting period of the options. The Company will adopt the provision of SFAS No. 123R effective January 1, 2006, using the modified prospective transition method which could have a significant impact on the Company's results of operations. Under the modified prospective method, non-cash compensation expense will be recognized for the portion of outstanding stock option awards granted prior to the adoption of SFAS 123R for which service has not been rendered, and for any future stock option grants. The impact of adopting SFAS 123R cannot be predicted at this time because it will depend on the share-based payments granted in the future.

      The pro forma amounts disclosed above may not be representative of future compensation charges because the estimated fair value of stock options is amortized over the vesting period and additional options may be granted in future years.

      The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model reflecting the following:

                                        Year Ended December 31,
                                   --------------------------------
                                     2005        2004         2003
                                   -------      -------     -------
      Volatility                   120%         126%        138%
      Expected life of options     5 years      5 years     5 years
      Risk free interest rate      4.1%         3.6%        3.5%
      Dividend yield                 0%           0%          0%

      The weighted average grant date fair value of options granted during the years ended December 31, 2005, 2004 and 2003 were $0.59, $0.59 and $0.56, respectively.

      (l) Advertising costs

      The Company expenses advertising cost when incurred. Advertising expenses were $115,000, $40,000 and $8,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

      (m) Net Loss Per Common Share

      The Company computes net loss per common share in accordance with SFAS No. 128, "Computation of Earnings Per Share". In accordance with SFAS No. 128, basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the conversion of the preferred stock and convertible debentures (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the Treasury Stock method). Diluted loss per share has not been presented separately since 26,891,000 potential common shares at December 31, 2005, 33,047,000 potential common shares at December 31, 2004 and 24,540,000 at December 31, 2003 are anti-dilutive for each of the periods presented.

                             ON2 TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004 AND 2003


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

      (o) Segment Reporting

      The Company adopted the provisions of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". The Company operates in one business segment, the sale of video compression software and related services, from which it earns revenues from its customers. The Company's Chief Operating Decision Maker is the Company's Chief Executive Officer ("CEO"), who receives consolidated financial information for purposes of evaluating the Company's operational and financial performance.

      Our customers typically represent digital communication and media companies, entertainment companies, telecommunication companies and third party resellers. For the year ended December 31, 2005, two customers accounted for 20% and 11% of the Company's total revenues. For the year ended December 31, 2004, one customer accounted for 47% of the Company's total revenues. For the year ended December 31, 2003, three customers accounted for 35%, 19% and 11% of the Company's total revenue. As of December 31, 2005, four customers accounted for 20%, 18%, 11% and 11% of total accounts receivable. As of December 31, 2004, two customers accounted for 21% and 13% of total accounts receivable. The components of the Company's revenue for the years ended December 31, 2005, 2004 and 2003 are summarized as follows:

                                                         Year Ended December 31,
                                                ----------------------------------------
                                                  2005            2004           2003
                                                ----------     ----------     ----------
License revenue............................     $1,947,000     $2,571,000     $2,637,000
Engineering services and support ..........        155,000        414,000        633,000
Royalties .................................        106,000         43,000         32,000
                                                ----------     ----------     ----------

   Total ..................................     $2,208,000     $3,028,000     $3,302,000
                                                ==========     ==========     ==========

      For the years ended December 31, 2005, 2004 and 2003 foreign customers accounted for approximately 27%, 20% and 67%, respectively. These customers are primarily located in Asia.

      The Company's assets and operations have been and are currently based within in the United States, except for two research and development employees located in the United Kingdom. There was no revenue generated from the United Kingdom operations for the years ended December 31, 2005, 2004 and 2003.

                             ON2 TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004 AND 2003


(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      (p) Recently Issued Accounting Pronouncements

      In December 2004, the FASB issued SFAS No. 123 (revised 2004) "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) addresses the accounting for transactions in which an enterprise exchanges its equity instruments for employee services. It also addresses transactions in which an enterprise incurs liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of those equity instruments in exchange for employee services. The cost of employee services received in exchange for equity instruments, including employee stock options, is to be measured on the grant-date fair value of those instruments. That cost will be recognized as compensation expense over the service period, which would normally be the vesting period. SFAS 123(R) became effective for the Company as of January 1, 2006. The impact of adopting SFAS 123(R) cannot be predicted at this time because it will depend on the share based payments granted in the future.

      In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impractical to determine period specific changes. This statement is effective for fiscal periods beginning after December 15, 2005 and is not expected to have a significant impact on the Company's financial statements.

(2) MARKETABLE SECURITIES

      During the year ended December 31, 2004 the Company received 2,224,000 shares of a customer's common stock as payment of license fees pursuant to the terms of an August 2004 license agreement and $289,000 of revenue was recognized based on the market value of the stock. The Company also received 469,000 shares of this customer's common stock pursuant to the terms of a license agreement for a license fee of $150,000 that was recognized in 2003. The Company's former Chief Executive Officer (who is a former director and shareholder of the Company) is a director of this customer. During the year ended December 31, 2004 the Company sold 574,000 shares for proceeds of $89,000 and held 2,119,000 shares with a market value of $106,000 ($0.05 per share) as of December 31, 2005. The market value of these securities was $0.04 per share as of March 10, 2006. Additionally, at December 31, 2005 the Company held debt securities with a fair value of $75,000. The Company classifies these as trading securities and pursuant to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", unrealized gains and losses are included in the determination of net income (loss). Other income for the year ended December 31, 2005 includes $339,000 of unrealized net loss on these securities. Other income for the year ended December 31, 2004 includes $95,000 of net gain on these securities.

                             ON2 TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004 AND 2003


(3) PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                              December 31,
                                                       -------------------------
                                                          2005           2004
                                                       ----------     ----------
Furniture and fixtures ...........................     $   92,000     $   65,000
Computer equipment ...............................      2,437,000      2,367,000
Leasehold improvements ...........................         24,000         23,000
Licensed software ................................        607,000        588,000
                                                       ----------     ----------

                                                        3,160,000      3,043,000

Less accumulated depreciation and amortization ...      3,029,000      2,956,000
                                                       ----------     ----------

   Total .........................................     $  131,000     $   87,000
                                                       ==========     ==========

      As of December 31, 2005, property and equipment included assets under capital leases of $156,000 with related accumulated depreciation of $136,000. As of December 31, 2004, property and equipment included assets under capital leases of $156,000 with related accumulated depreciation of $118,000. Depreciation expense was $73,000, $115,000 and $243,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

(4) INTANGIBLE ASSETS

Flix Acquisition

      On April 29, 2005 the Company acquired certain assets related to the Flix software line of Wildform, pursuant to the terms of the Asset Purchase and Software License Agreement between the Company and Wildform. Pursuant to the terms of the agreement, the Company acquired certain assets related to the Flix software and received a perpetual, irrevocable, royalty-free, sub-licensable license to use certain other intellectual property (the "Licensed Flix IP") related to the Flix software. The Company also received a perpetual, irrevocable, royalty-free license to use certain web sales software ("E-Commerce Software"). In addition, the Company granted Wildform a perpetual license to use the purchased Flix assets and updates of the Flix software in certain new software products being developed by Wildform in exchange for a payment of a royalty to the Company by Wildform.

      In consideration for the purchased Flix assets and the license of the Licensed Flix IP and E-Commerce Software, the Company paid Wildform $1,215,000, $200,000 of which has been deposited in an escrow account that will be maintained until the one-year anniversary of the Closing Date as security for Wildform's obligations under the Purchase Agreement and incurred $14,000 in associated costs.

                             ON2 TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004 AND 2003


(4) INTANGIBLE ASSETS (continued)

Flix Acquisition (continued)

     The total acquisition cost of $1,229,000 was allocated as follows:

Acquired software............................................   $      800,000
Brand assets.................................................          160,000
Non-compete agreement........................................           25,000
Goodwill.....................................................          244,000
                                                                --------------

   Total.....................................................   $    1,229,000
                                                                ==============

      The assets recognized with respect to acquired software, brand assets and the non-compete agreement are being amortized over their estimated lives of four years. Amortization expense related to these intangible assets was $163,000 for the year ended December 31, 2005.

      The Company has also entered into an eighteen-month agreement for support services from Wildform with respect to the Flix software. Pursuant to such agreement, the Company has paid $160,000 and has agreed to issue 280,000 shares of common stock on April 29, 2006. There are registration rights with the common stock which contains liquidated damages if the Company fails to register such shares and maintain effectiveness of such registration. The Company has determined that the fair value of the embedded derivative liability for the liquidated damages is nominal based on the expected probability of paying such damages. The Company is recognizing expense over the eighteen-month term of the agreement for the cash payment and common shares issuable.

      Had the Company acquired the Flix assets as of January 1, 2005 there would have been a nominal effect on revenue and expenses, other than additional amortization of acquired intangible assets of approximately $83,000.

(5) ACCRUED EXPENSES

      Accrued expenses consist of the following:

                                                         December 31,
                                                  --------------------------
                                                     2005           2004
                                                  -----------    -----------
Accrued compensation...........................   $   243,000    $    41,000
Accrued professional fees......................        80,000         80,000
Other accrued expenses.........................       285,000        272,000
                                                  -----------    -----------

       Total...................................   $   608,000    $   393,000
                                                  ===========    ===========

                             ON2 TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004 AND 2003


(6) TERM LOAN

      During June 2004 the Company obtained unsecured financing in the amount of $185,000 to finance their directors' and officers' liability insurance. The financing arrangement was for nine months and ran through March of 2005 and provided for interest at an annual rate of 4.95%.

(7) INCOME TAXES

      The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

      As of December 31, 2005, the Company had net operating loss carry forwards for United States purposes of approximately $84,986,000, and approximately $1,839,000 for United Kingdom purposes, which expire at various dates through 2025. As of December 31, 2005 and 2004, the Company had a deferred tax asset of approximately $35,779,000 and $33,917,000, respectively, principally representing the benefits of its net operating loss carry forwards and certain expenses not currently deductible for tax purposes. Past and future stock issuances may subject the Company to an annual limitation on the utilization of its net operating loss under Section 382 of the Internal Revenue Code. At December 31, 2005 and 2004 the principal timing difference between tax and financial reporting was due to depreciation and amortization expense. A full valuation allowance, which increased by $1,862,000, $1,737,000 (the deferred tax asset as of December 31, 2003 was $32,180,000) and $739,000 (the deferred tax asset as of December 31, 2002 was $31,441,000) during the years ended December 31, 2005, 2004 and 2003, respectively, has been recorded related to the deferred tax asset as a result of management's uncertainty as to the realization of such asset. Accordingly, no income tax benefit has been recognized. The tax provisions of $32,000, $2,000 and $10,000 for the years ended December 31, 2005, 2004 and 2003, respectively, relate primarily to various state and local taxes.

(8) CONVERTIBLE DEBENTURES

      Series A Secured Convertible Debentures

      In September 2002 the Company issued $650,000 principal amount, 5.75%, four-year Series A Secured Convertible Debentures due in 2006 to a group of existing investors and two former Board members who were members of the Board at the time of issuance. The debentures are secured by all property interests in the Company. The debentures are convertible into the Company's $0.01 par value common stock ("Common Stock") at $0.112. In addition, the Company issued to the purchasers of the debentures, warrants to acquire the Company's Common Stock. The Company sold sixty-five units with a principal amount of $10,000 per unit and each unit contained one warrant to purchase 20% warrant coverage shares of Common Stock at $0.112 per share. The debentures require interest to be paid each November and May, which is payable in a number of shares of common stock that is based on the average closing price of the stock for the ten trading days prior to the payment

                             ON2 TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004 AND 2003


(8) CONVERTIBLE DEBENTURES (continued)

      Series A Secured Convertible Debentures (continued)

date. The initial common share equivalents for the debentures and the warrants were 5,804,000 and 1,161,000, respectively.

      The Company allocated the proceeds received to the principal amount of the debentures and the warrants based upon the relative fair value method. The fair value of the warrants was determined using the Black Scholes pricing model. The difference between the proceeds allocated to, and the fair value of the debentures, which amounted to $88,000, was recorded as debt discount and additional paid-in capital. The discount is being amortized over the life of the debentures, which resulted in an effective interest rate of approximately 9%.

      An aggregate principal amount of $400,000, of the Series A Secured Convertible Debentures, was converted into 3,571,000 shares of the Company's common stock as of December 31, 2005. During 2005, 804,000 warrants were exercised and the Company received proceeds of $90,000. During 2004, 90,000 warrants were exercised. The amortization of the discount was $14,000 and $21,000 for the years ended December 31, 2005 and 2004, respectively.

(9) STOCKHOLDERS' EQUITY

      (a) Preferred Stock

      The Company has 20,000,000 shares of preferred stock authorized for issuance and, through December 31, 2005, ten series of convertible preferred stock (collectively "Preferred Stock") were issued. Pursuant to its Certificate of Incorporation, the Company may serially designate separate classes of preferred stock up to the aggregate of its authorized limit. Each class of the Preferred Stock is convertible into shares of the Company's Common Stock based on a conversion rate and has rights and preferences which are generally more senior to the Company's Common Stock and are more fully described in the Company's Certificate of Incorporation.

      Series A Convertible Preferred Stock

      In 1999, the Company issued 2,000,000 preferred stock purchase units (the "Units") for $7.50 per unit.

      Each Unit consisted of one share of Series A Convertible Preferred Stock (the "Series A Preferred"), $0.01 par value, and a warrant to purchase 1.114404 shares of Common Stock of the Company at an exercise price of $3.14 per share. Each share of Series A Preferred was non-voting and was convertible at the holder's option, at any time, into one share of Common Stock of the Company.

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

                             ON2 TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004 AND 2003


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

      Concurrently with its investment in June 2000, Travelers was granted pricing protection on its investment regarding the subsequent investments in the Series C-II and Series C-III Preferred Stock. Accordingly, on December 31, 2001, the Company canceled the Series C Preferred and issued in its place 1,849,000 shares of Series C-IV Convertible Preferred Stock, ("Series C-IV Preferred") par value $0.01 per share, with a conversion price of $2.65 per share, and 4,100,000 shares of Series C-V Convertible Preferred Stock ("Series C-V Preferred"), par value $0.01 per share, with a conversion price of $1.244 per share, and cancelled the Travelers Warrants and in their place issued 462,000 warrants with an exercise price of $2.65 per share and 1,025,000 warrants with an exercise price of $1.14 per share. Travelers was not entitled to any further pricing protection.

      Additionally, Travelers was provided with certain anti-dilution protection on its Series C-IV and C-V Preferred. The anti-dilution provisions primarily adjust the conversion price of the Series C-IV and Series C-V Preferred and the number and exercise price of the warrants. The anti-dilution provision for the Series C-IV and Series C-V Preferred was triggered by certain subsequent debt and equity financings consummated by the Company. Although the Series C-IV and C-V Preferred was not issued until December 31, 2001, the Company recognized the additional benefit to be received by Travelers as if the Series C-IV and C-V Preferred had been issued in June 2000.

      As of December 31, 2002, the conversion price of the Series C-IV Preferred was adjusted to $1.7549 per share, the Company issued 236,000 additional warrants and the exercise price of the warrants was reduced to $1.7549 per share. As a result of the issuance of the Series D Convertible Preferred Stock in October 2004, the conversion price of the Series C-IV Preferred was further adjusted to $1.6412 per share.

      Additionally, as of December 31, 2002, the conversion price of the Series C-V Preferred was adjusted to $0.9047 per share, the Company issued 372,000 additional warrants and the exercise price of the warrants was reduced to $0.8363 per share. As a result of the issuance of the Series D Convertible Preferred Stock in October 2004, the conversion price of the Series C-V Preferred was further adjusted to $0.8839 per share

                             ON2 TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004 AND 2003


(9) STOCKHOLDERS' EQUITY (continued)

      (a) Preferred Stock (continued)

      Series C-II Convertible Preferred Stock

      During the year ended December 31, 2003 the Company purchased 698,000 Warrants originally issued with the Series C-IV Preferred and 1,397,000 Traveler's Warrants originally issued with the Series C-V Preferred from a Company's shareholder for $42,000 in cash. Both the Series C-IV and C-V Traveler's Warrants were due to expire on June 6, 2003. The Company recorded the transaction by decreasing additional paid-in-capital.

      During the years ended December 31, 2004 and 2003, 727,000 and 1,923,000 shares of Series C-V Preferred were converted into 1,000,000 and 2,644,000 shares, respectively, of the Company's Common Stock. During the year ended December 31, 2005 the remaining 1,450,000 shares of Series C-V Preferred were converted into 2,040,000 shares of the Company's Common Stock.

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

      The holders of the Series C-II Preferred were entitled to certain anti-dilution protection, which was triggered by certain subsequent debt and equity financings consummated by the Company. As of December 31, 2002 the conversion price of the Series C-II Preferred was adjusted to $1.7549 per share, the Company issued an additional 202,000 warrants and the exercise price of the warrants was reduced to $1.7549 per share. All of the Series C-II Preferred has been converted into shares of the Company's Common Stock. During the year ended December 31, 2003 the Company granted a cashless exercise right to a C-II Preferred Stock warrant holder and recorded a deemed dividend of $85,000. During the year ended December 31, 2003, all of the C-II Preferred Warrants were exercised into 550,000 shares of the Company's Common Stock and the Company received proceeds of $910,000.

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

                             ON2 TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004 AND 2003


(9) STOCKHOLDERS' EQUITY (continued)

      (a) Preferred Stock (continued)

      Series C-VI Convertible Preferred Stock

      The holders of the Series C-III Preferred are entitled to certain anti-dilution protection, which was triggered by certain subsequent debt and equity financings consummated by the Company. All of the Series C-III Preferred has been converted into 2,614,000 shares of the Company's Common Stock based on an adjusted conversion price of $0.9756 per share. As of December 31, 2002, the Company issued an additional 238,000 warrants and the exercise price of the warrants was reduced to $0.8363 per share. During the year ended December 31, 2003, the Company received proceeds of $730,000 in connection with the exercise of all of the C-III Preferred Warrants into 873,000 shares of the Company's Common Stock.

      In July 2001, the Company completed a Unit Purchase Agreement with Travelers whereby it sold an aggregate of 3,571,000 units that consisted of one share of the Company's Common Stock and a warrant to purchase 1.5 shares of the Company's Common Stock for an aggregate purchase price of $2,000,000. In August 2001, the Company entered into a new agreement with Travelers, rescinding the Unit Purchase Agreement and providing that Travelers receive 3,571,000 shares of preferred stock, which were not convertible into the Company's Common Stock for a period of six months. Each share of Series C-VI Preferred Stock ("Series C-VI Preferred") was convertible on a one-for-one basis into shares of the Company's Common Stock. In addition, the Company issued to Travelers a warrant to purchase 5,357,000 shares of the Company's Common Stock, at $0.56 per share, that could not be exercised for a period of six months.

      During the year ended December 31, 2003, the Company agreed to extend certain anti-dilution rights to the holders of its Series C-VI Preferred, retroactive to the issuance of such shares. The conversion price of the Series C-VI Preferred was adjusted to $0.5241 from $0.56 per share as a result of the retroactive treatment. The Company recorded deemed dividends of $143,000 during the year ended December 31, 2003 relating to this adjustment.

      During the years ended December 31, 2004 and 2003, 1,139,000 and 2,432,000 shares of Series C-VI Preferred were converted into 1,210,000 and 2,606,000 shares, respectively, of the Company's Common Stock. During the year ended December 31, 2004, the Company received proceeds of $753,000 from the exercise of 1,345,000 warrants. During the year ended December 31, 2005, the Company received proceeds of $2,247,000 from the exercise of the remaining 4,012,000 warrants.

      Series D Redeemable Convertible Preferred Stock

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

      The Series D Preferred is mandatorily redeemable by the Company over an 18-month period beginning in October 2006 (42 months). Such redemptions can be made in cash or Common Stock, at the Company's option. If redemptions are made in Common Stock, the shares are valued at the average of the volume weighted average trading price of the Common Stock for the 20 trading days immediately prior to the redemption date.

                             ON2 TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004 AND 2003


(9) STOCKHOLDERS' EQUITY (continued)

      (a) Preferred Stock (continued)

      Series D Redeemable Convertible Preferred Stock (continued)

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

      The Series D Preferred includes a liquidation preference. In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of shares of Series D Preferred are entitled to receive an amount equal to $1,000 per share. The liquidation price per share would be paid out of the assets of the Company available for distribution prior to any payments made on any shares of the Company's junior securities. The registration right agreement provides for liquidated damages of 2% of the aggregate purchase price for the first month and 1% for each subsequent month if the Company failed to register the related common shares and maintain effectiveness of such registration. The aggregate fair value of the Series D Preferred was $4,000,000, based upon the redemption value of $0.70 which exceeded the market value of the underlying Common Stock on the closing date. Additionally, the fair value of the warrants issued, as calculated using the Black Scholes pricing model, was $2,354,000. In accordance with EITF 00-27, the Company allocated the net proceeds between the Series D Preferred Stock and the warrants based on the relative fair value method as described in APB No. 14. The Company allocated $2,518,000 to the Series D Preferred and $1,482,000 to the warrants. The difference between the proceeds allocated to, and the fair value of the Series D Preferred, which amounted to $1,482,000 represents a beneficial conversion feature. The aggregate of the relative fair value of the Warrants and the beneficial conversion feature represents a convertible Preferred Stock deemed dividend. As of December 31, 2004 the redemption value exceeded the market value of the common shares issuable upon conversion. Although the Series D Convertible Preferred Stock has stated redemption dates, the Company may, at its option, settle such redemptions by issuing common stock. Accordingly, $2,964,000 of deemed dividends and accretion of $189,000 of financing costs, (excluding $112,000 allocated to the warrants) were being recognized over the term of the Series D Preferred, including $120,000 and $14,000, respectively, in 2004. However as of September 30, 2005, the fair market value of the Company's common stock exceeded the conversion price and as a result, the remaining unamortized balance was recognized as a deemed dividend. Additionally, the unamortized balance of financing costs has been recognized as accretion during the year ended December 31, 2005. The aggregate convertible preferred stock deemed dividend and accretion of costs for the year ended December 31, 2005 were $2,844,000 and $175,000, respectively.

      During the year ended December 31, 2005, 210 shares of Series D Preferred were converted into 300,000 shares of the Company's Common Stock.

      During 2005, the Company recorded dividends of $325,000 on the Series D Preferred of which all were paid, by issuing 538,000 shares of the Company's Common Stock and $27,000 was accrued. During 2004, the Company recorded dividends of $57,000 on the Series D Preferred of which $30,000 were paid, by issuing 60,000 shares of the Company's Common Stock and $27,000 was accrued.

                             ON2 TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004 AND 2003


(9) STOCKHOLDERS' EQUITY (continued)

      (a) Preferred Stock (continued)

      Series D Redeemable Convertible Preferred Stock (continued)

      During the year ended December 31, 2005, Midsummer Investment Ltd. and Islandia L.P. exercised all the one-year Series D Warrants and the Company received proceeds from the exercise in the amount of $1,886,000 (net of $60,000 of expenses) and issued 2,994,000 shares of Common Stock.

      Since the redemption is payable in common stock at the Company's option, the Series D Preferred was originally included in shareholders' equity. However, the number of common shares issuable upon redemption is dependent upon a volume weighted average trade price of the Company's common stock which is currently indeterminable and may exceed the number authorized at such time. Since obtaining stockholder approval to increase the authorized shares is not under the control of the Company, the Series D Preferred has been retroactively reclassified as temporary equity (mezzanine) for all periods presented (Note
14).

      The Company accounts for the registration rights agreement as a separate freestanding instrument and accounts for the liquidated damages provision as a derivative liability subject to SFAS No. 133. The estimated fair value of the derivative liability is based on estimates of the probability and costs of cash penalties expected to be incurred and such estimates are revalued at each balance sheet date with changes in value recorded in other income. As of December 31, 2005 and 2004 the Company has estimated the fair values of these derivative liabilities to be nominal and accordingly no liability has been recorded. There were no changes to the estimated fair value during the years ended December 31, 2005, 2004 and 2003.

                             ON2 TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004 AND 2003


(9) STOCKHOLDERS' EQUITY (continued)

      (a) Preferred Stock (continued)

      The following table summarizes the common stock issuable upon conversion of all outstanding Preferred Stock and the exercise of related warrants at December 31, 2005:

                                                                Shares of Common
                                           Conversion or         Stock Issuable
                                        Exercise Price per      upon Conversion/
         Convertible Security                  Share                Exercise
      ----------------------------      ------------------      ----------------
      Series C-IV Preferred Stock            $1.6412                  2,986,000
      Series D Preferred Stock               $0.7000                  5,414,000
      Series D Warrant                       $0.7600                  2,994,000

      (b) Warrants

      The Company has issued common stock purchase warrants to various consultants, strategic partners and investors. The following table summarizes information about all common stock purchase warrants outstanding as of December 31, 2005, including those issued in connection with Preferred Stock and Convertible Debentures. All warrants were exercisable as of December 31, 2005.

                              Number of         Weighted
           Range of           Warrants          Average
        Exercise Prices      Outstanding     Exercise Price    Expiration Dates
        ---------------      -----------     --------------    ----------------

       $  0.11                 268,000          $  0.11                 2007
       $  0.43 - $ 0.76      3,280,000          $  0.75                 2009
       $  1.43 - $ 1.68      1,650,000          $  1.67             2006 - 2007
                             -----------

                             5,198,000          $  1.01              2006 -2009
                             ===========

      (c) Stock Options

      Pursuant to the Company's 1999 Amended and Restated Incentive and Nonqualified Stock Option Plan (the "1999 Plan"), 5,500,000 shares of Common Stock are reserved for issuance. The 1999 Plan provides for the issuance of incentive stock options, which are intended to qualify under Section 422 of the Internal Revenue Code, non-qualified stock options and restricted stock grants. The granting of incentive stock options is subject to the limitations as set forth in the 1999 Plan. Directors, officers, employees and consultants are eligible to receive grants under the 1999 Plan. A committee selected by the Company's Board of Directors has the authority to approve option grants and set the terms of such grants, which include the option price and the vesting terms. Options granted under the 1999 Plan expire after a ten-year period and are subject to acceleration upon the occurrence of certain events.

                             ON2 TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004 AND 2003


(9) STOCKHOLDERS' EQUITY (continued)

      (c) Stock Options (continued)

      Pursuant to the Company's 2000 Nonqualified Stock Option Plan (the "2000 Plan"), 5,000,000 shares of the Company's Common Stock are reserved for issuance. The 2000 Plan authorizes the Board of Directors to issue nonqualified stock options as provided in Section 422 of the Internal Revenue Code, restricted stock and stock appreciation rights. Only employees, including officers, of the Company and its subsidiaries are eligible to receive grants under the 2000 Plan. A committee selected by the Company's Board of Directors has the authority to approve option grants and the terms, which include the option price and the vesting terms. Options granted under the 2000 Plan expire after a ten-year period and are subject to acceleration upon the occurrence of certain events.

      In May 2005, the Company's stockholders approved the On2 Technologies, Inc. 2005 Incentive Compensation Plan (the "2005 Plan"). Pursuant to the Company's 2005 Plan, 7,000,000 shares of the Company's Common Stock are reserved for issuance, as Performance Grants, Restricted Stock, Goal-Based Stock options, or Stock Appreciation rights. Options granted under the 2005 Plan may be incentive Stock Options or Non-statutory Stock Options. Employees, including officers, of the Company and its subsidiaries are eligible to receive grants under the 2005 Plan. The 2005 Plan also permits the award of only Non-statutory Stock Options and Restricted Stock to directors on the On2 Board, if such directors are not employees of On2 and to individuals who are consultants or advisors to On2. The 2005 Plan is administered by the Compensation Committee, of the Board for all present and future employees of the Company and its subsidiaries. The Board will administer the 2005 Plan for outside directors and consultants, based upon recommendations by the Compensation Committee. The Compensation Committee has the authority to approve option grants and the terms, which include the option price and the vesting terms. Options granted under the 2005 Plan expire after an eight-year period.

                             ON2 TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004 AND 2003


(9) STOCKHOLDERS' EQUITY (continued)

     (c)  Stock Options  (continued)

      The following table summarizes the stock option activity under all plans:

                                                                                            Weighted Average
                                                                      Options Granted        Exercise Price
                                                                      ----------------      ----------------
             Outstanding January 1, 2003...........................         6,283,000            $1.71

                Granted............................................         1,201,000             0.65
                Exercised..........................................        (2,580,000)            0.54
                Canceled...........................................          (557,000)            6.63
                                                                      ----------------

             Outstanding December 31, 2003.........................         4,347,000             1.52

                Granted............................................         3,110,000             0.68
                Exercised..........................................          (275,000)            0.24
                Canceled...........................................        (1,350,000)            1.30
                                                                      ----------------

             Outstanding at December 31, 2004......................         5,832,000             1.18

                Granted............................................         4,778,000             0.71
                Exercised..........................................          (116,000)            0.35
                Canceled...........................................          (195,000)            0.76
                                                                      ----------------

             Outstanding at December 31, 2005......................        10,299,000            $0.98
                                                                      ================

             Exercisable at December 31, 2004......................         3,501,000            $1.55
                                                                      ================

             Exercisable at December 31, 2005......................         8,264,000            $1.05
                                                                      ----------------

             Options available for grant at December 31, 2005......         2,066,000
                                                                      ================

                             ON2 TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004 AND 2003


(9) STOCKHOLDERS' EQUITY (continued)

     (c)  Stock Options  (continued)

      The following table summarizes information about stock options outstanding as of December 31, 2005:

                                                   Options Outstanding                      Options Exercisable
                                ----------------------------------------------------    ----------------------------
                                                                  Weighted Average
                                                  Weighted            Remaining                          Weighted
           Range of Exercise      Number           Average      Contractual Life (in      Number          Average
                 Prices          of Shares     Exercise Price          years)           of Shares     Exercise Price
           -----------------    ------------   --------------   --------------------    -----------   --------------
           $  0.14 - $  0.46      1,859,000       $  0.37               6.6              1,759,000        $  0.37
           $  0.55 - $  0.69      4,614,000          0.62               7.9              3,638,000           0.56
           $  0.70 - $  0.88      2,895,000          0.79               7.4              1,937,000           0.79
           $  1.25 - $  2.25        522,000          1.48               7.1                521,000           1.48
           $  2.27 - $  3.88        193,000          3.44               4.6                193,000           3.44
           $ 10.63 - $ 11.81        156,000         11.58               4.1                156,000          11.58
           $ 12.25 - $ 25.00         60,000         16.60               3.6                 60,000          16.60
                                ------------                                            -----------
                                 10,299,000       $  0.98               7.3              8,264,000        $  1.05
                                ============                                            ===========

      Equity based compensation of $835,000 and $60,000 were charged to operations for the years ended December 31, 2004 and 2003, respectively. The 2004 compensation represents restricted stock granted to employees and directors during 2004 that vested in December 2004. The 2003 compensation represents warrants to purchase shares of Common Stock granted to certain consultants.

      In December 2004, the Company's then Chief Executive Officer cancelled 1,300,000 of his stock options with exercise prices ranging from $0.74 to $2.50 per share and the Company granted 1,440,000 stock options with an exercise price of $0.57 per share to other employees.

(10) COMMITMENTS AND CONTINGENCIES

      (a) Operating Leases

      The Company has entered into several non-cancelable leases, primarily related to the rental of certain facilities. Future minimum lease payments, by year and in the aggregate, under material operating leases consisted of the following at December 31, 2005:

              Year ended December 31,                                Amount
                                                                ------------
              2006............................................  $    183,000
              2007  ..........................................       106,000
              2008  ..........................................       106,000
                                                                ------------

                   Total minimum lease payments...............  $    395,000
                                                                ============

      Rent expense under operating leases was approximately $202,000, $170,000 and $127,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

                             ON2 TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004 AND 2003


(10) COMMITMENTS AND CONTINGENCIES (continued)

      (b) Employment Agreements

      The Company maintains employment agreements, expiring at various intervals, with certain executives of the Company. The employment agreements provide for a minimum salary, incentive compensation and certain benefits, among other items.

      (c) Litigation

      From time to time the Company has been named in claims arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on Company's consolidated financial position, results of operations or liquidity.

      (d) Beijing E-world

      In June 2003, we announced that we had licensed our VP5 and VP6 codecs to Beijing E-World Technology Co. Ltd. (E-World), a consortium of several Chinese consumer electronics manufacturers. Under the terms of two license agreements with E-world, we granted E-World a license to use our codecs in E-World's Enhanced Versatile Disk (EVD) technology as well as other video products. E-world is developing EVD as a next-generation videodisk technology that is hoped will become the industrial standard for China for the recording and playback of video, audio and data. E-World did not pay certain minimum quarterly payments that we believed were due under its license agreements with us, and we commenced an arbitration proceeding seeking damages for E-World's failure to perform. In a ruling issued March 10, 2005, the arbitrator rejected our claims that E-World had breached the agreements and also denied a request by E-World to declare that it had complied with its obligations under the agreements. The arbitrator further noted that agreements remained in effect and that the parties had a continuing obligation to work to jointly select and port On2's software to two commercial DSPs for use in the EVD players. Despite the arbitrator's expectations regarding completion of the porting work, On2 and E-world have not made significant progress on the porting.

      (e) Other Matters

      In July 2001, the Company entered into a Common Stock Purchase Agreement with RealNetworks, Inc. ("Real") whereby Real purchased 1,786,000 shares of the Company's Common Stock for net proceeds of $1,000,000 and entered into a Software Development and License Agreement with Real as its exclusive delivery platform for streamed content over the internet. The Company agreed to develop software plug-ins in order to incorporate the technologies of the Company and Real and to license its compression technology for use in Real's media delivery products and services for a four-year term. In order for the Company to develop the plug-ins described in the agreement, Real was to provide certain development software and fulfill certain other obligations. The Company believes that Real failed to deliver such software and perform such other obligations. During 2002, the Company notified Real that it had terminated the agreement. Real disputed the Company's right to terminate the agreement and further claimed that the Company was in breach of the agreement. The Company responded by reiterating its position and has not had any subsequent contacts or discussions with Real. The Company believes that it had the right to terminate the agreement based on the nonperformance of Real. However, because the arrangement with Real was exclusive in certain respects, should it be determined that the termination was not effective, the Company could be restricted from supporting other software platforms, including certain components of the Company's software platform which have generated and are expected to continue to generate

                             ON2 TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004 AND 2003


      (e) Other Matters (continued)

revenue under arrangements with customers. The accompanying financial statements do not include any provision for the outcome of this matter, which could have a material adverse effect on the Company's business and financial condition.

(11) RELATED PARTY TRANSACTIONS

      During the years ended December 31, 2005, 2004 and 2003, the Company retained a law firm to perform certain legal services on its behalf and incurred approximately $13,000, $38,000 and $56,000, respectively, for such legal services. A member of the Company's board of directors is a partner at the law firm.

      During the years ended December 31, 2005, 2004 and 2003, the Company retained a consulting firm to facilitate customer relationships in Asia and incurred approximately $34,000, $122,000 and $108,000, respectively, for such services. A consultant at the consulting firm became a director of the Company in August 2003.

      During the years ended December 31, 2005, 2004 and 2003, the Company's then Chief Executive Officer served as a director for one of the Company's customers. The Company recognized revenue of $289,000 and $150,000 from this customer in 2004 and 2003, respectively.

(12) SUBSEQUENT EVENTS

      Subsequent to December 31, 2005, 175 shares of Series D Preferred were converted into 250,000 shares of the Company's Common Stock.

      Subsequent to December 31, 2005, the Company granted extensions of 1,600,000 warrants at an exercise price of $1.68 that were due to expire on January 29, 2006. As part of the Agreement the expiration date was changed to December 31, 2006 and a mandatory exercise provision was added as follows: If during the exercise period, the volume weighted average price for each of 10 consecutive trading days equals or exceeds $1.93, the holders shall within five trading days, convert all of these warrants.

(13) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

      Quarterly financial data for fiscal 2005 and 2004 is as follows:

                                                                       Quarter Ended 2005
                                                -----------------------------------------------------------------
                                                                                   September
                                                   March 31,        June 30,        30, (1)       December 31,
                                                -----------------------------------------------------------------
Revenue                                          $   353,000      $   346,000      $   507,000      $ 1,002,000

Gross profit (loss)                                  (16,000)         (64,000)          37,000          332,000
Net loss                                          (1,302,000)      (1,141,000)      (1,044,000)      (1,118,000)
Net loss attributable to common stockholders      (1,585,000)      (1,424,000)      (3,742,000)      (1,198,000)
Basic and diluted net loss attributable to
common stockholders per share                    $     (0.02)     $     (0.02)     $     (0.04)     $     (0.01)


                                                      F-31

                                             ON2 TECHNOLOGIES, INC.
                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                        DECEMBER 31, 2005, 2004 AND 2003


                                                                       Quarter Ended 2004
                                                ---------------------------------------------------------------
                                                   March 31,        June 30,     September 30,    December 31,
                                                ---------------------------------------------------------------
Revenue                                        $   594,000      $ 1,570,000     $   762,000      $   102,000
Gross profit (loss)                                252,000        1,235,000         363,000         (259,000)
Net income (loss)                                 (723,000)          62,000        (917,000)      (1,867,000)
Net income (loss) attributable to common
stockholders                                      (723,000)          62,000        (917,000)      (2,058,000)

Basic and diluted net loss attributable to
common stockholders per share                  $     (0.01)     $      0.00     $     (0.01)     $     (0.03)


     (1) Restated to write off, as of September 30, 2005, the unamortized balance of deferred financing costs of $111,000 related to the Series D Preferred. The net loss attributable to common stockholders and the per share amount for the nine months ended September 30, 2005, as restated, are $6,751,000 and $0.08, respectively.

(14)  RESTATEMENT

      As described in Note 9(a), there would be an indeterminable number of shares issuable upon redemption of the Series D convertible preferred stock if the Company were to pay such redemption in common stock. This might require approval to increase the number of common shares authorized, which is deemed to be outside of the Company's control. Accordingly, the Company has retroactively reclassified the Series D Convertible Preferred Stock from permanent equity to mezzanine for all periods presented in the accompanying consolidated financial statements. As a result, $189,000 of the financing costs have been allocated to the Series D Convertible Preferred Stock based on the relative fair value and have been reclassified to deferred financing costs with a corresponding increase to additional paid-in capital. The discount of $2,964,000 has been reflected as an increase to additional paid-in capital and a discount to the Series D convertible preferred stock, which is presented net of the amortized discount on the accompanying balance sheets. The amortization of the discount and the financing costs are charged to net loss attributable to common stockholders, which increases the accumulated deficit. Additionally, as described in Note
(13), $111,000 of deferred financing costs have been written off as of September 30, 2005.

      The unaudited 2005 interim condensed consolidated balance sheets, as restated, are as follows:

                                                           March 31,         June 30,      September 30,
                                                        ------------------------------------------------
Deferred financing costs                                 $    154,000     $    132,000      $         --
Total assets                                                9,099,000        7,951,000         6,802,000
Series D Convertible Preferred Stock (mezzanine)            1,336,000        1,516,000         4,000,000
Total stockholders' equity                                  6,957,000        5,612,000         2,090,000
Total liabilities and stockholders' equity                  9,099,000        7,951,000         6,802,000

                             ON2 TECHNOLOGIES, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                Balance at         Charged to       Charged to                          Balance at
                                                 Beginning          Costs and          Other                              End of
                Description                      Of Period          Expenses         Accounts          Deductions         Period
                                                -----------        -----------     ------------       -----------       ----------
Year ended December 31, 2005 allowance for
doubtful accounts                                $ 140,000                         $      --           $(127,000)       $  13,000
Year ended December 31, 2004 allowance for
doubtful accounts                                $  15,000         $ 125,000       $      --                            $ 140,000
Year ended December 31, 2003 allowance for
doubtful accounts                                $  50,000         $  15,000       $      --           $ (50,000)       $  15,000