Form 10-Q
period 2006-03-31
ON2 TECHNOLOGIES, INC.
filed 2006-05-05
CIK 1045280

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                                  For the quarterly period ended March 31, 2006.

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

--------------------------------------------------------------------------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:


      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest applicable date:


The number of shares of the Registrant's Common Stock, par value $0.01 ("Common Stock"), outstanding, as of May 5, 2006, was 95,389,522.

                               TABLE OF CONTENTS



PART I -- FINANCIAL INFORMATION
                                                                                                             Page

Item 1.  Consolidated Financial Statements.

Condensed Consolidated Balance Sheets at March 31, 2006 (unaudited) and December 31, 2005......................  5
Unaudited Condensed Consolidated Statements of Operations,
  Three Months Ended March 31, 2006 and 2005...................................................................  6
Unaudited Condensed Consolidated Statements of Comprehensive loss,
  Three Months Ended March 31, 2006 and 2005...................................................................  7
Unaudited Condensed Consolidated Statements of Cash Flows
  Three Months Ended March 31, 2006 and 2005...................................................................  8
Notes to Unaudited Condensed Consolidated Financial Statements................................................. 10

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations................. 15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk............................................ 24

Item 4.  Controls and Procedures............................................................................... 24

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings..................................................................................... 25

Item 6.  Exhibits and Reports on Form 8-K...................................................................... 26

Signatures..................................................................................................... 27

Certifications................................................................................................. 28



                         PART I -- FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                             ON2 TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                  March 31,        December 31,
                                                                                    2006               2005
                                                                               ----------------    -----------------
                                                                                 (unaudited)
                                     ASSETS
   Current assets:
     Cash and cash equivalents................................................ $    3,287,000      $     3,976,000
     Marketable securities, at market.........................................         68,000              181,000
     Accounts receivable......................................................        790,000              746,000
     Prepaid expenses and other current assets................................        148,000              186,000

        Total current assets..................................................      4,293,000            5,089,000
                                                                               ----------------    -----------------

   Acquired software, net.....................................................        616,000              667,000
   Other acquired intangibles, net............................................        143,000              154,000
   Goodwill...................................................................        244,000              244,000
   Property and equipment, net................................................        137,000              131,000
   Other assets...............................................................         63,000               29,000
                                                                               ----------------    -----------------
        Total assets.......................................................... $    5,496,000      $     6,314,000
                                                                               ================    =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
     Accounts payable......................................................... $      272,000      $        41,000
     Accrued expenses.........................................................        509,000              608,000
     Deferred revenue.........................................................        142,000              241,000
     Capital lease obligation.................................................         21,000               20,000
                                                                               -------------------------------------
        Total current liabilities.............................................        944,000              910,000

   Capital lease obligation, excluding current portion........................                               6,000
   Convertible debentures.....................................................                             244,000
                                                                               ----------------    -----------------

         Total liabilities                                                            944,000            1,160,000

   Series D redeemable convertible preferred stock                                  3,615,000            3,790,000

   Commitments and contingencies..............................................

   Stockholders' equity:
     Preferred stock..........................................................         19,000               19,000
     Common stock.............................................................        951,000              923,000
     Additional paid-in capital...............................................    120,970,000          119,772,000
     Unearned compensation....................................................       (400,000)
     Accumulated other comprehensive loss.....................................        (44,000)             (43,000)
     Accumulated deficit......................................................   (120,559,000)        (119,307,000)
                                                                               ----------------    -----------------
       Total stockholders' equity.............................................        937,000            1,364,000
                                                                               ----------------    -----------------
       Total liabilities and stockholders' equity............................. $    5,496,000      $     6,314,000

                                                                               ================    =================


See accompanying notes to unaudited condensed consolidated financial statements

                             ON2 TECHNOLOGIES, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                       Three Months Ended March 31,
                                                                                   ------------------------------------
                                                                                         2006                2005
                                                                                   ----------------    ----------------

Revenue.........................................................................   $     1,217,000     $       353,000

Operating expenses:
     Cost of revenue (1)........................................................           583,000             369,000
     Research and development (2)...............................................           225,000             258,000
     Sales and marketing (2)....................................................           188,000             111,000
     General and administrative (2).............................................         1,260,000             717,000
     Equity-based compensation:
        Research and development................................................            27,000
        Sales and marketing.....................................................            35,000
        General and administrative..............................................            48,000
                                                                                   ----------------    ----------------
Total operating expenses........................................................         2,366,000           1,455,000
                                                                                   ----------------    ----------------
Loss from operations............................................................        (1,149,000)         (1,102,000)

Interest and other expense, net.................................................           (27,000)           (200,000)
                                                                                   ----------------    ----------------
Loss before provision for income taxes..........................................        (1,176,000)         (1,302,000)

Provision for income taxes......................................................             3,000
                                                                                   ----------------    ----------------
Net loss........................................................................   $    (1,179,000)    $    (1,302,000)

Convertible preferred stock deemed dividend.....................................                               180,000
Convertible preferred stock 8% dividend.........................................            73,000              81,000
Accretion of costs associated with the Series D Preferred Stock.................                                21,000
                                                                                   ----------------    ----------------
Net loss attributable to common stockholders....................................   $    (1,252,000)    $    (1,584,000)
                                                                                   ================    ================

Basic and diluted net loss attributable to common stockholders per common share.   $         (0.01)    $         (0.02)
                                                                                   ================    ================

Weighted average basic and diluted common
  shares outstanding............................................................        92,919,000          85,755,000
                                                                                   ================    ================

(1) Includes equity-based compensation of $57,000 for the three months ended March 31, 2006.

(2)   Excludes equity-based compensation, which is presented separately.



See accompanying notes to unaudited condensed consolidated financial statements

                             ON2 TECHNOLOGIES, INC.
        UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS


                                                                      Three Months Ended
                                                            ---------------------------------------
                                                                           March 31,
                                                                   2006                 2005
                                                            -----------------    -----------------
Net loss....................................                $     (1,179,000)    $     (1,302,000)

Other Comprehensive income:

     Foreign currency translation adjustment                          (1,000)               7,000
                                                            -----------------    -----------------
Comprehensive loss  .................................       $     (1,180,000)    $     (1,295,000)
                                                            =================    =================




See accompanying notes to unaudited condensed consolidated financial statements

                             ON2 TECHNOLOGIES, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                           Three Months Ended March 31,
                                                                      ---------------------------------------
                                                                            2006                   2005
                                                                      ----------------       ----------------
 Cash flows from operating activities:

   Net loss.........................................................  $    (1,179,000)       $    (1,302,000)
     Adjustments to reconcile net loss to net cash
     used in operating activities:
         Equity based compensation..................................          167,000
      Depreciation and                                                         80,000                 19,000
      amortization..................................................
      Amortization of debt discount.................................            6,000                  3,000
      Unrealized loss on marketable equity securities...............           38,000                212,000
    Changes in operating assets and liabilities:
      Accounts receivable, net......................................          (44,000)              (112,000)
      Prepaid expenses and other current assets.....................           38,000                (15,000)
      Other assets..................................................          (34,000)                27,000
      Accounts payable and accrued expenses.........................          135,000               (283,000)
      Deferred revenue..............................................          (99,000)                (7,000)
                                                                      ----------------       ----------------
 Net cash used in operating activities..............................         (892,000)            (1,458,000)
                                                                      ================       ================
 Cash flows from investing activities:

   Proceeds from the sale of marketable securities..................           75,000

   Purchases of property and equipment..............................          (24,000)               (52,000)
                                                                      ----------------       ----------------
 Net cash provided by (used in) investing activities................           51,000                (52,000)
                                                                      ================       ================
 Cash flows from financing activities:

   Principal payments on capital lease obligations..................           (5,000)                (4,000)
   Principal payments on term-loan..................................                                 (62,000)
   Proceeds from exercise of common stock options and warrants......          158,000              4,158,000
                                                                      ----------------       ----------------
 Net cash provided by financing activities..........................          153,000              4,092,000
                                                                      ----------------       ----------------
 Net change in cash and cash equivalents............................         (688,000)             2,582,000

 Effect of exchange rate changes on cash and cash equivalents.......           (1,000)                 7,000

 Cash and cash equivalents, beginning of period.....................        3,976,000              5,418,000
                                                                      ----------------       ----------------
 Cash and cash equivalents, end of period...........................  $     3,287,000        $     8,007,000
                                                                      ================       ================

                             ON2 TECHNOLOGIES, INC.
      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES:


                                                                                Three Months Ended March 31,
                                                                           ---------------------------------------
                                                                                   2006               2005
                                                                           ---------------------------------------

Cash paid during the period for:
  Interest............................................................      $        1,000         $     1,000
                                                                         ========================================
  Taxes...............................................................      $        6,000
                                                                         ==================
Non-cash transactions:
 Unearned Compensation from the issuance of common stock options......      $      567,000
                                                                         ==================
 Common stock issued for dividends on Series D Preferred Stock........      $       75,000         $    80,000
                                                                         ========================================
 Conversion of Series A Secured Debentures into common stock..........      $      250,000
                                                                         ==================
 Conversion of Series D Convertible Preferred stock...................      $      175,000
                                                                         ==================
 (Decrease) increase in accrued dividend on Series D Preferred Stock..      $       (2,000)        $     1,000
                                                                         ========================================
 Accretion of costs  associated  with the issuance
 of Series D Preferred Stock..........................................                             $  21,000
                                                                                                =================
     Convertible Preferred Stock deemed dividend......................                             $ 180,000
                                                                                                =================


See accompanying notes to unaudited condensed consolidated financial statements

                             ON2 TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



(1) Description of On2 Technologies, Inc.

      On2 Technologies, Inc. ("On2" or the "Company") is a video compression technology firm that has developed its proprietary technology platform and video compression/decompression software ("codec") to deliver high-quality video at the lowest possible data rates to intra- and internets, such as set-top boxes, the Internet and wireless devices. The Company offers a suite of products and professional services that encompass its proprietary compression technology. The Company's professional service offerings include customized engineering and consulting services and high-level video encoding. In addition, the Company licenses its software products for use with video delivery platforms.

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

      The interim condensed consolidated financial statements are unaudited. However, in the opinion of management, such financial statements contain all adjustments necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. The condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principals generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures included herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company's Form 10-K Report filed with the SEC on March 15, 2006.

(3) Stock-Based Compensation

      In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R "Share-Based Payment" ("SFAS 123R"), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations as an operating expense, based on their fair values on grant date. Prior to the adoption of SFAS 123R the Company accounted for stock based compensation using the intrinsic value , if any. The Company adopted the provision of SFAS No. 123R effective January 1, 2006, using the modified prospective transition method. Under the modified prospective method, non-cash compensation expense is recognized for the portion of outstanding stock option awards granted prior to the adoption of SFAS 123R for which service has not been rendered, and for any future stock option grants. Accordingly, periods prior to adoption have not been restated. The Company recognizes share-based compensation costs on a straight-line basis over the requisite service periods of awards. That cost is recognized as compensation expense over the service period, which would normally be the vesting period of the options.

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

      In May 2005, the Company's stockholders approved the On2 Technologies, Inc. 2005 Incentive Compensation Plan (the "2005 Plan"). Pursuant to the Company's 2005 Plan, 7,000,000 shares of the Company's Common Stock are reserved for issuance, as Performance Grants, Restricted Stock, Goal-Based Stock options, or Stock Appreciation rights. Options granted under the 2005 Plan may be incentive Stock Options or Nonstatutory Stock Options. Employees, including officers, of the Company and its subsidiaries are eligible to receive grants under the 2005 Plan. The 2005 Plan also permits the award of only Nonstatutory Stock Options and Restricted Stock to directors on the On2 Board, if such directors are not employees of On2 and individuals who are consultants or advisors to On2. The 2005 Plan is administered by the Compensation Committee, of the Board for all present and future employees of the Company and its subsidiaries. The Board will administer the 2005 Plan for outside directors and consultants, based upon recommendations by the Compensation Committee. The Compensation Committee has the authority to approve option grants and the terms, which include the option price and the vesting terms. Options granted under the 2005 Plan expire after an eight-year period.

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to the prior period.


                                                                              Three months
                                                                            ended, March 31,
                                                                                  2005
                                                                           --------------------

     Reported net loss attributable to common stockholders                       $ (1,584,000)
     Stock-based employee compensation determined under
     the fair value-based method, prior to the adoption of SFAS 123R                 (309,000)
                                                                                 ------------

     Pro forma net loss attributable to common stockholders                      $ (1,893,000)
                                                                                 ============

     Loss per common share (basic and diluted):
         As reported                                                                 $  (0.02)
                                                                                     ========
         Pro forma                                                                   $  (0.02)
                                                                                     ========


Stock based  compensation  expense recognized in the Statement of Operations was
$167,000   and  $0  for  the  three  months  ended  March  31,  2006  and  2005, respectively.

The following table summarizes the activity of the Company's stock options for the three months ended March 31, 2006:


                                                                                          Weighted
                                                                          Weighted         Average
                                                                          Average         Remaining       Aggregate
                                                                       Exercise Price    Contractual      Intrinsic
                                                          Shares                            Life            Value
                                                      ---------------- --------------- ---------------- --------------
Number of shares under option:

Outstanding at January 1, 2006                             10,299,000           $0.98
Granted                                                         5,000            0.82
Exercised                                                    (46,000)            0.68
Canceled or expired                                         (860,000)            0.67
                                                      ---------------- ---------------

Outstanding at March 31, 2006                               9,398,000           $1.01             7.15    $ 1,560,000
                                                      ================================================================

Exercisable at March 31, 2006                               8,358,000           $1.04              7.0    $ 1,497,000
                                                      ================================================================


      The aggregate intrinsic value of options exercised during the three months ended March 31, 2006 was $33,000.

The following summarizes the activity of the Company's non-vested stock options for the three months ended March 31, 2006:

                                                         Weighted Average
                                                          Grant Date Fair
                                           Shares              Value
                                     ------------------- ------------------

Non-vested at January 1, 2006                 2,035,000             $ 0.69
Granted                                           5,000               0.82
Cancelled or expired                          (850,000)               0.68
Vested during the period                      (150,000)               0.46
                                     ------------------- ------------------

Non-vested at March 31, 2006                  1,040,000              $0.75
                                     =================== ==================


      As  of  March  31,  2006,   there  was  $400,000  of  total   unrecognized
compensation cost related to non-vested share-based compensation arrangements granted under existing stock option plans. This cost is expected to be recognized over a weighted-average period of 0.83 years. The total grant date fair value of shares vested during the three-months ended March 31, 2006 was $69,000.


      The Company uses the Black-Scholes option-pricing model to determine the weighted average fair value of options. The fair value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table:


                                                                                         Three months
                                                                                             ended
                                                                                        March 31, 2006
                                                                                       ------------------

Weighted average fair value at date of grant for options granted during the period            $    0.68

Expected stock price volatility                                                                     116%
Expected life of options                                                                         5 years
Risk free interest rates                                                                            4.7%
Expected dividend yield                                                                               0%




(4) Marketable Securities

      As of December 31, 2005 the Company held 2,119,000 shares of a customer's common stock with a market value of $106,000, which were received as payment of license fees in 2004. During the quarter ended March 31, 2006, there was a 1:50 reverse stock split and the number of shares was reduced to 42,000. The market value of these shares decreased to $69,000 ($1.62 per share) as of March 31, 2006. The market value of these shares was $81,000 ($1.90 per share) as of May 2, 2006. The Company classifies these shares as trading securities and pursuant to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", unrealized gains and losses are included in the determination of net income (loss). Other income includes $38,000 and $212,000 of net unrealized loss for the three months ended March 31, 2006 and 2005, respectively, on these securities. The Company's former Chief Executive Officer (who was a director and shareholder of the Company) was a director of this customer. During the three months ended March 31, 2006, the Company sold securities with for $75,000.

(5) Series A Secured Convertible Debentures

      During the three months ended March 31, 2006 a debenture holder converted $250,000 face value Series A Secured Convertible Debentures into 2,232,000 shares of the Company's common stock. As of March 31, 2006 all the Series A Secured Convertible Debentures have been converted into the Companies common stock. The Company recognized $6,000 of interest expense upon the conversion for the unamortized balance of the debt discount.

(6) Series D Redeemable, Convertible Preferred Stock

      During the three months ended March 31, 2006 Midsummer Capital converted 175 shares of their Series D redeemable, convertible preferred stock into 250,000 shares of the Company's common stock.

(7) Common Stock Warrants

      During the three months ended March 31, 2006 certain warrant holders exercised their warrants and the Company received proceeds of $127,000 and issued 232,000 shares of Common Stock.


(8) Customer Concentration

      For the three months ended March 31, 2006, three customers accounted for 16%, 16% and 14% of revenues. For the three months ended March 31, 2005, three customers accounted for 35%, 34% and 17% of the revenues.

(9) Flix Acquisition

      On April 29, 2005 the Company acquired certain assets related to the Flix software line of Wildform, pursuant to the terms of the Asset Purchase And Software License Agreement. Pursuant to the terms of the agreement, the Company acquired certain assets related to the Flix software and received a perpetual, irrevocable, royalty-free, sub-licensable license to use certain other intellectual property (the "Licensed Flix IP") related to the Flix software. The Company also received a perpetual, irrevocable, royalty-free license to use certain web sales software ("E-Commerce Software"). In addition, the Company granted Wildform a perpetual license to use the purchased Flix assets and new versions of the Flix software in certain new software products being developed by Wildform in exchange for a payment of a royalty to the Company by Wildform.

      Had the Company acquired the Flix assets as of January 1, 2005 there would have been a nominal effect on revenue and expenses for the three months ended March 31, 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENT

      This document  contains  forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance and are not statements of historical fact. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "assume," "believe,"
"estimate,"   "predict,"   "potential,"   "objective,"   "forecast,"  "goal"  or
"continue," the negative of such terms, their cognates, or other comparable terminology. These statements are only predictions, and actual events or results may differ materially. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements, and in all cases, such statements are subject to the Company's ability to secure additional financing or to increase revenues to support its operations. We believe that we have sufficient funds and will generate sufficient funds to finance our operations for the next 12 months. There is no assurance that additional funds will not be required to support our operations. In this regard, the business and operations of the Company are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements contained in this Form 10-Q. You should consider the material presented in this Form 10-Q in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors That May Affect Future Operating Results" in the Company's Form 10-K for the year ended December 31, 2005

      The inclusion of the forward-looking statements should not be regarded as a representation by the Company, or any other person, that such forward-looking statements will be achieved. We undertake no duty to update any of the forward-looking statements, whether as a result of new information, future events or otherwise. In light of the foregoing, readers are cautioned not to place undue reliance on the forward-looking statements contained in this report.

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

      Another factor that may affect our success is the relative complexity of our video compression software, as compared with other compression software producing comparable compression rates and image quality. Software with lower complexity can run on a computer chip that is less powerful, and therefore generally less expensive, than would be required to run software with greater complexity. Increased compression rates frequently result in increased complexity. While customers want software that produces the highest possible compression rates and the best possible decompressed image, they also want to keep production costs low by using the lowest-powered and accordingly least expensive chips that still perform the processing they require. In addition, in some embedded applications, such as mobile devices, size and power constraints, in addition to price issues, can limit the capability of the chips. Of course, in devices in which a great deal of processing power can be devoted to video compression and decompression, the issue of software complexity is less important. In addition, in certain applications, savings in chip costs related to the use of low complexity software may be offset by increased costs (or reduced revenue) stemming from less efficient compression (e.g., increased bandwidth costs).

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

      Another significant trend in our business is the emergence of Microsoft as a principal competitor in the market for digital media creation and distribution technology. Microsoft currently competes with us in the market for digital media servers, players, codecs and other technology and services related to digital distribution of media. Microsoft's commitment to and presence in the media delivery industry has increased. Microsoft distributes its competing streaming encoder, media server, player, tools and digital rights management ("DRM") products by bundling them with its Windows operating systems and servers at no additional cost or otherwise making them available free of charge or at a low cost. Microsoft's practices have caused, and may continue to cause, pricing pressure on our revenue generating products and services and may affect usage of our competing products and formats. Microsoft's marketing and licensing model has, in some cases, led , and could continue to lead, to longer sales cycles, decreased sales, loss of existing and potential customers and reduced market share. In addition, we believe that Microsoft has used and may continue to use its competitive position in the computer industry and its financial resources to secure preferential or exclusive distribution, use and bundling contracts for its media delivery technologies and products with third parties, such as ISPs, content delivery networks, content providers, entertainment and media companies, VARs and OEMs, including third parties with whom we have relationships. Finally, Microsoft's DRM product, which prevents unauthorized copying and re-distribution of proprietary content, is widely accepted among movie studios and others in the content industry. Unfortunately, Microsoft DRM does not integrate well with non-Microsoft video and audio software. Many companies that want to distribute copy-protected content are therefore forced to choose Microsoft video technology to be able to use Microsoft's DRM technology.

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

      We are also watching with interest and participating in the trend towards the proliferation of consumer-created video content on the web. As Internet use has grown worldwide and Internet connection speeds have increased, there has been a marked increase in consumer-created content on the web. While that content initially consisted primarily of text content and still photographs, the availability of relatively inexpensive digital video cameras, the growth in the number of users with access to broadband Internet connections and improvements in video compression technology have contributed to a groundswell in consumer-created video content. Weblogs (blogs) and podcasts (broadcasts of audio content to iPod(R) and MP3 devices) are evolving to include video content. A number of services are being offered to host consumer-created video, and many commercial sites now also feature amateur videos. The continued proliferation of consumer-created video on the Internet may have a positive effect on our business. The Adobe(R) Flash(R) video is a popular format for Web video. Because Flash 8 uses On2's VP6 codec, On2 may have the opportunity to license Flash encoding tools for use in video blogs, video podcasts, and to consumer-created video services or to individual users of those services.

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


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      This discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements that have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The preparation of our condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates. The condensed consolidated financial statements and the related notes thereto should be read in conjunction with the following discussion of our critical accounting policies and our Form 10-K filed with the SEC on March 15, 2006. Our critical accounting policies and estimates are:

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

      Equity-based compensation. In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R "Share-Based Payment" ("SFAS 123R"), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations as an operating expense, based on their fair values on grant date. Pro forma disclosure is no longer an alternative. The Company adopted the provision of SFAS No. 123R effective January 1, 2006, using the modified prospective transition method. Under the modified prospective method, equity compensation expense is recognized for the portion of outstanding stock option awards granted prior to the adoption of SFAS 123R for which service has not been rendered, and for any future stock option grants and modifications. The Company recognizes share-based compensation costs on a straight-line basis over the requisite service periods of awards which would normally be the vesting period of the options.

      Valuation of goodwill and intangible assets. We evaluate our long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the net carrying value of the asset may not be recoverable. In such circumstances, the net carrying value of the asset is compared to the undiscounted future cash flows which that asset is expected to generate.

      SFAS No. 142, "Goodwill and Other Intangible Assets" requires goodwill and other intangible assets with indefinite lives to be tested for impairment at least annually, and written off when impaired, rather than being amortized as previously required.


RESULTS OF OPERATIONS

      Revenue.

      Revenue for the three months ended March 31, 2006 was $1,217,000 as compared to $353,000 for the three months ended March 31, 2005. Revenue is derived primarily from the sale of software licenses and engineering and support services. For the three months ended March 31, 2006, 46% of the Company's revenue was generated from 3 customers. For the three months ended March 31, 2005, 86% of the Company's revenue was generated from 3 customers.

      Operating expenses

      The Company's operating expenses consist of cost of revenue, research and development, sales and marketing and general and administrative expenses. Operating expenses for the three months ended March 31, 2006, were $2,366,000 as compared to $1,455,000 for the three months ended March 31, 2005.

      Cost of Revenue. Cost of revenue includes personnel and related overhead expenses, consulting compensation costs, operating lease costs and depreciation and amortization costs. Cost of revenue was $583,000 for the three months ended March 31, 2006 as compared to $369,000 for the three months ended March 31, 2005. The increase of $214,000 for the three months ended March 31, 2006 as compared with the three months ended March 31, 2005 is principally a result of increases in amortization of the acquired intangibles related to the purchase of the Flix product line, costs associated with the support services provided by Wildform in connection with support of the Flix software, equity-based compensation and the increased use of resources in connection with an increase in engineering service related projects for customers.

      Research and Development. Research and development expenses primarily consist of personnel and related overhead expenses and consulting compensation costs associated with the development and production of our products and services, operating lease costs and depreciation costs. Research and development expenses for the three months ended March 31, 2006 were $225,000, excluding equity-based compensation, which is shown separately, as compared with $258,000 for the three months ended March 31, 2005. The decrease of $33,000 is primarily a result of the increased use of resources in connection with an increase in engineering service related projects for customers. We believe that continued investments in research and development are necessary to maintain our competitive advantage and we will continue to invest in such costs as considered necessary.

      Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related overhead costs of sales, business development and marketing personnel, tradeshow costs, marketing and promotional costs incurred to create brand awareness and public relations expenses. Sales and marketing expenses for the three months ended March 31, 2006, were $188,000, excluding equity-based compensation, which is shown separately, as compared to $111,000 for the three months ended March 31, 2005. The increase of $77,000 is primarily a result of increases in personnel and related overhead from the addition of two sales people in the second quarter of 2005. We intend to continue to recruit and hire experienced personnel or consultants, as necessary, to sell and market our products and services.

      General and Administrative. General and administrative expenses consist primarily of salaries and related personnel costs for general corporate functions, professional fees, insurance, rent and depreciation. General and administrative costs for the three months ended March 31, 2006, were $1,260,000, excluding equity-based compensation, which is shown separately, as compared with $717,000 for the three months ended March 31, 2005. The $543,000 increase is principally attributable to an increase in professional fees in connection with the Company's internal investigation into facts and circumstances concerning investor and other communications made by the Company's former Chairman, Chief Executive Officer and President. On May 4, 2006, the Company's outside law firm submitted its final report to the Board of Directors in connection with the investigation, and the Board will review the report and determine what, if any, further action to take in connection with the investigation. The Company has not uncovered any evidence of financial impropriety, and thus the Company continues to believe that the investigation will have no effect on previously filed financial statements or lead to any restatement of reported financial results.

      Interest and other expense, net. Interest and other expense, net was $27,000 for the three months ended March 31, 2006 as compared to $200,000 for the three months ended March 31, 2005. Interest and other expense, net primarily consists of interest paid for capital lease obligations and long-term debt, amortization of debt discount and unrealized loss on marketable securities. The $173,000 decrease for the three months ended March 31, 2006 as compared with the three months ended March 31, 2005 is principally attributable to a decrease in the net loss on marketable securities.

      Equity-based compensation, In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R "Share-Based Payment" ("SFAS 123R"), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations as an operating expense, based on their fair values on grant date. Pro forma disclosure is no longer an alternative. The Company adopted the provision of SFAS No. 123R effective January 1, 2006. The equity-based compensation expense represents the fair value of non-cash compensation expense for the portion of outstanding stock option awards granted prior to the adoption of SFAS 123R for which service has not been rendered, and for any future stock option grants. The equity-based compensation expense for the three months ended March 31, 2006 was $167,000 of which $57,000 is included in cost of revenue and $110,000 is shown separately.

      At March 31, 2005, we had approximately 36 full-time employees. We expect to hire employees as necessary in order to attain our strategic objectives.


LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 2006, we had cash and cash equivalents of $3,287,000 as compared to $3,976,000 at December 31, 2005. At March 31, 2006 the Company had working capital of $3,349,000 as compared with $4,179,000 at December 31, 2005.

      Net cash used in operating activities was $892,000 and $1,458,000 for the three months ended March 31, 2006 and 2005, respectively. The decrease in net cash used in operating activities is primarily attributable to a decrease in the net loss, an increase in equity-based compensation and the changes in accounts payable and accrued expenses partially offset by a decrease in the unrealized loss on marketable securities.

      Net cash provided by (used in) investing activities was $51,000 and ($52,000) for the three months ended March 31, 2006 and 2005, respectively. The increase of $103,000 is a result of $75,000 from the sale of investments and $28,000 decrease from the purchase of property and equipment.

      Net cash provided by financing activities was $153,000 and $4,092,000 for the three months ended March 31, 2006 and 2005, respectively. The decrease is principally attributable to $4,000,000 decrease in proceeds from the exercise of common stock options and warrants.

      We currently have no material commitments for the next 12 months other than those under our operating lease arrangements. These arrangements consist primarily of lease arrangements for our office space in Clifton Park, New York and New York City. The aggregate required payments for the next 12 months under these arrangements are $154,000. Notwithstanding the above, our most significant non-contractual operating costs for the next 12 months are compensation and benefit costs, insurance costs and general overhead costs such as telephone and utilities. During the next 12 months, we anticipate incurring approximately $600,000 per month in cash operating costs.

      The Company believes that existing funds are sufficient to fund its operations through at least March 31, 2007. The Company plans to increase cash flows from operations principally from increases in revenue generated from its compression technology services and products. The Company may also pursue additional financings. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors That May Affect Future Operating Results" in the Company's 10-K for the year ended December 31, 2005, filed on March 15, 2006.

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

      None


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

                          PART II -- OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

INTERNAL INVESTIGATION

      On March 2, 2006, the Company filed a Form 8-K, which disclosed that it had voluntarily reported to the Securities and Exchange Commission ("SEC") that the Company had undertaken an internal investigation into facts and circumstances concerning investor and other communications made by the Company's former Chairman, Chief Executive Officer and President. The Company is voluntarily working with the SEC to complete the investigation, which is ongoing. On May 4, 2006, the Company's outside law firm submitted its final report to the Board of Directors in connection with the investigation, and the Board will review the report and determine what, if any, further action to take in connection with the investigation. The Company has not uncovered any evidence of financial impropriety, and thus the Company continues to believe that the investigation will have no effect on previously filed financial statements or lead to any restatement of reported financial results.

BEIJING E-WORLD

On March 31, 2006, On2 commenced arbitration against its customer, Beijing E-World relating to a dispute arising from two license agreements that On2 and E-World entered into in June 2003.

Under those agreements, On2 licensed the source code to its video compression (codec) technology to E-World for use in E-World's video disk (EVD) and high definition television (HDTV) products as well as for other non-EVD/HDTV products. We believe that the license agreements impose a number of obligations on E-World, including the requirements that:

      o     E-World pay to On2 certain minimum quarterly payments; and

      o     E-World  use best  reasonable  efforts  to have  On2's  video  codec
            "ported" to (i.e., integrated with) a chip to be used in EVD players.

On2 has previously commenced arbitration regarding the license agreements with E-World. In March 2005, the London Court of International Arbitration tribunal released the decision of the arbitrator, in which he dismissed On2's claims in the prior arbitration, as well as E-World's counter claims, and ruled that the license agreements remained in effect; and that the parties had a continuing obligation to work towards porting On2's software to two commercially-available DSPs.

Although a year has passed since the conclusion of the previous arbitration, the parties have nevertheless not completed the required porting of On2's software to two commercially available DSPs.

On2's current arbitration claim alleges that, despite its obligations under the license agreements, E-World has:

      o Failed to pay On2 the quarterly payments of $1,232,000, which On2 believes are currently due and owing; and

      o Failed to use best reasonable efforts to have On2's video codec ported to a chip.

On2 has requested that the arbitrator award it approximately $5,690,000.00 in damages under the contract and grant it further relief as may be just and equitable. E-World has not yet responded to On2's claims.

      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a) Exhibits

10.1 Employment Agreement, dated May 1, 2006, by and between the Company and Bill Joll

31.1  Certification of Chief Executive Officer Pursuant to Rule
      13a-14(a)/15d-14(a)

31.2  Certification of Chief Financial Officer Pursuant to Rule
      13a-14(a)/15d-14(a)

32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


      (b) Reports on Form 8-K

      The Company filed Form 8-K on February 8, 2006, announcing:

      o The resignation of Douglas A. McIntyre from his positions as Chairman, President and CEO of the Company and his position as a member of the Board of Directors of the Company;
      o     The Termination of the Company's employment agreement with Mr.
            McIntyre;
      o     The entry into a Separation and Consultancy Agreement with Mr.
            McIntyre;
      o     The appointment of James Meyer as Interim CEO of the Company;
      o The appointment of J. Allen Kosowsky as the non-executive, non-employee Chairman of the Board of Directors;
      o     The entry into an employment agreement with Mr. Meyer;
      o     Certain amendments to Articles III and IV of the Company's Bylaws

      The 8-K filed on February 8 also contained a press release announcing the resignation of Mr. McIntyre and the appointments of Messrs. Meyer and Kosowsky.

      The Company filed Form 8-K on March 2, 2006 announcing:

      o the termination of its Separation and Consultancy agreement with Douglas A. McIntyre
      o that the Company had voluntarily reported to the U.S. Securities and Exchange Commission the preliminary results of an internal investigation; and
      o the reallocation of responsibilities and restructuring of reporting responsibilities of certain officers of the Company.

      The 8-K filed on March 2 also contained a press release announcing the Company's results of operations for the fiscal quarter ending December 31, 2005.

      The Company filed Form 8-K/A on March 9, 2006, announcing further information regarding the Company's internal investigation.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 On2 Technologies, Inc.
                                         ---------------------------------------
                                                    (Registrant)



May 5, 2006                                /s/ Anthony Principe
--------------------                     ---------------------------------------
(Date)                                                (Signature)
                                           Anthony Principe
                                           Senior Vice President and
                                           Chief Financial Officer
                                               (Principal Financial Officer)