Form 10-Q
period 2006-06-30
ON2 TECHNOLOGIES, INC.
filed 2006-08-02
CIK 1045280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐ Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest applicable date:

The number of shares of the Registrant’s Common Stock, par value $0.01 (“Common Stock”), outstanding, as of August 1, 2006, was 96,110,049.

Table of Contents

PART I — FINANCIAL INFORMATION

Page
Item 1. Consolidated Financial Statements.

Condensed Consolidated Balance Sheets at June 30, 2006 (unaudited) and December 31, 2005	4
Unaudited Condensed Consolidated Statements of Operations,
Three and Six Months Ended June 30, 2006 and 2005	5
Unaudited Condensed Consolidated Statements of Comprehensive Loss for the Three and
Six Months Ended June 30, 2006 and 2005	6
Unaudited Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2006 and 2005	7
Notes to Unaudited Condensed Consolidated Financial Statements	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	24

Item 4. Controls and Procedures	24

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	25

Item 4. Submission of Matters to a Vote of Security Holders	26

Item 6. Exhibits and Reports on Form 8-K	26

Signatures	28

Certifications	29

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ON2 TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$2,776,000	$3,976,000
Marketable securities, at market	56,000	181,000
Accounts receivable	790,000	746,000
Prepaid and other current assets	264,000	186,000

Total current assets	3,886,000	5,089,000

Acquired Software, net	567,000	667,000
Other Acquired Intangibles, net	131,000	154,000
Goodwill	244,000	244,000
Property and equipment, net	136,000	131,000
Other assets	50,000	29,000

Total assets	$5,014,000	$6,314,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$165,000	$41,000
Accrued expenses	357,000	608,000
Deferred revenue	164,000	241,000
Term-loan	96,000
Capital lease obligation	16,000	20,000

Total current liabilities	798,000	910,000

Capital lease obligation, excluding current portion		6,000
Convertible debentures		244,000

Total liabilities	798,000	1,160,000

Commitments and contingencies

Series D redeemable convertible preferred stock	3,615,000	3,790,000

Stockholders’ equity:
Preferred stock	19,000	19,000
Common stock	961,000	923,000
Additional paid-in capital	121,847,000	119,772,000
Accumulated other comprehensive loss	(45,000)	(43,000)
Accumulated deficit	(122,181,000)	(119,307,000)

Total stockholders’ equity	601,000	1,364,000

Total liabilities and stockholders’ equity	$5,014,000	$6,314,000

See accompanying notes to unaudited condensed consolidated financial statements

ON2 TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Revenue	$1,535,000	$346,000	$2,752,000	$699,000

Operating expenses:
Cost of revenue (1)	705,000	410,000	1,288,000	779,000
Research and development (2)	214,000	248,000	439,000	506,000
Sales and marketing (2)	172,000	194,000	360,000	305,000
General and administrative (2)	1,280,000	564,000	2,540,000	1,281,000
Equity-based compensation:
Research and development	25,000		52,000
Sales and marketing	23,000		58,000
General and administrative	663,000		711,000

Total operating expenses	3,082,000	1,416,000	5,448,000	2,871,000

Loss from operations	(1,547,000)	(1,070,000)	(2,696,000)	(2,172,000)

Interest and other income (expense), net	1,000	(59,000)	(26,000)	(259,000)

Loss before provision for income taxes	(1,546,000)	(1,129,000)	(2,722,000)	(2,431,000)

Provision for income taxes	3,000	12,000	6,000	12,000

Net loss	$(1,549,000)	$(1,141,000)	$(2,728,000)	$(2,443,000)

Convertible preferred stock deemed dividend		180,000		360,000
Convertible preferred stock 8% dividend	73,000	81,000	146,000	162,000
Accretion of costs associated with the Series D Preferred Stock		22,000		43,000

Net loss attributable to common shareholders	$(1,622,000)	$(1,424,000)	$(2,874,000)	$(3,008,000)

Basic and diluted net loss attributable to common shareholders per common share	$(0.02)	$(0.02)	$(0.03)	$(0.03)

Weighted average basic and diluted common shares outstanding:	95,530,000	88,750,000	94,232,000	87,261,000

(1)	Includes equity-based compensation of $52,000 and $109,000 for the three and six months ended June 30, 2006.

(2)	Excludes equity-based compensation, which is presented separately.

See accompanying notes to unaudited condensed consolidated financial statements

ON2 TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Net loss	$(1,549,000)	$(1,141,000)	$(2,728,000)	$(2,443,000)

Other comprehensive income (loss):

Foreign currency translation adjustment	(1,000)	(3,000)	(2,000)	4,000

Comprehensive loss	$(1,550,000)	$(1,144,000)	$(2,730,000)	$(2,439,000)

See accompanying notes to unaudited condensed consolidated financial statements

ON2 TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2006	2005

Cash flows from operating activities:

Net loss	$(2,728,000)	$(2,443,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity-based compensation	930,000
Depreciation and amortization	159,000	73,000
Amortization of debt discount	6,000	6,000
Unrealized loss on marketable securities	50,000	286,000
Changes in operating assets and liabilities:
Accounts receivable	(44,000)	(193,000)
Prepaid expenses and other assets	(13,000)	30,000
Accounts payable, accrued expenses and other liabilities	49,000	(339,000)
Deferred revenue	(77,000)	67,000

Net cash used in operating activities	(1,668,000)	(2,513,000)

Cash flows from investing activities:

Acquisition of Flix Software line		(1,229,000)
Proceeds form the sale of marketable securities	75,000
Purchases of property and equipment	(44,000)	(104,000)

Net cash provided by (used in) investing activities	31,000	(1,333,000)

Cash flows from financing activities:

Principal payments on capital lease obligations	(10,000)	(7,000)
Proceeds from term-loan, net of repayments	96,000	(62,000)
Proceeds from exercise of common stock options and warrants	353,000	4,158,000

Net cash provided by financing activities	439,000	4,089,000
Net change in cash and cash equivalents	(1,198,000)	243,000

Effect of exchange rate changes on cash and cash equivalents	(2,000)	4,000

Cash and cash equivalents, beginning of period	3,976,000	5,418,000
Cash and cash equivalents, end of period	$2,776,000	$5,665,000

ON2 TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Supplemental disclosure of cash flow information and non-cash investing and financing activities:

	Six Months Ended June 30,
	2006	2005
Cash paid during the period for:
Interest	$2,000	$4,000
Taxes	$8,000	$11,000
Conversion of debentures into shares of common stock	$250,000
Conversion of preferred stock into shares of common stock	$175,000	$14,000
(Decrease) in accrued dividend on Series D Preferred Stock	$(3,000)
Stock issued to Wildform pursuant to the Support and Maintenance Agreement	$258,000
Common stock issued for dividends on Series D Preferred Stock	$149,000	$162,000
Accretion of costs associated with the issuance of Series D Preferred Stock		$43,000
Convertible Preferred Stock deemed dividend		$360,000

See accompanying notes to unaudited condensed consolidated financial statements

ON2 TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Description of On2 Technologies, Inc.

On2 Technologies, Inc. (“On2” or the “Company”) is a video compression technology firm that has developed its proprietary technology platform and video compression/decompression software (“codec”) to deliver high-quality video at the lowest possible data rates to intra- and internets, such as set-top boxes, the Internet and wireless devices. The Company offers a suite of products and professional services that encompass its proprietary compression technology. The Company’s professional service offerings include customized engineering and consulting services and high-level video encoding. In addition, the Company licenses its software products for use with video delivery platforms.

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

The interim condensed consolidated financial statements are unaudited. However, in the opinion of management, such financial statements contain all adjustments (consisting of normally recurring accruals) necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. The condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principals generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures included herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company's Form 10-K Report filed with the SEC on March 15, 2006.

(3) Recent Accounting Standards

In July 2006, the FASB issued FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, (“FIN48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes. The interpretation clearly scopes out income tax positions related to FASB Statement No. 5, Accounting for Contingencies. The Company will adopt the provisions of this statement beginning in the first quarter of 2007. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings on January 1, 2007. The Company does not anticipate that the adoption of this statement will have a material effect on our financial position or results of operations.

(4) Stock-Based Compensation

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R “Share-Based Payment” (“SFAS 123R”), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations as an operating expense, based on their fair values on grant date. Prior to the adoption of SFAS 123R the Company accounted for stock based compensation using the intrinsic value, if any. The Company adopted the provision of SFAS No. 123R effective January 1, 2006, using the modified prospective transition method. Under the modified prospective method, non-cash compensation expense is recognized for the portion of outstanding stock option awards granted prior to the adoption of SFAS 123R for which service has not been rendered, and for any future stock option grants. Accordingly, periods prior to adoption have not been restated. The Company recognizes share-based compensation costs on a straight-line basis over the requisite service periods of awards. That cost is recognized as compensation expense over the service period, which would normally be the vesting period of the options.

Pursuant to the Company’s 1999 Amended and Restated Incentive and Nonqualified Stock Option Plan (the “1999 Plan”), 5,500,000 shares of Common Stock are reserved for issuance. The 1999 Plan provides for the issuance of incentive stock options, which are intended to qualify under Section 422 of the Internal Revenue Code, non-qualified stock options and restricted stock grants. The granting of incentive stock options is subject to the limitations as set forth in the 1999 Plan. Directors, officers, employees and consultants are eligible to receive grants under the 1999 Plan. A committee selected by the Company’s Board of Directors has the authority to approve option grants and the terms, which include the option price and the vesting terms. Options granted under the 1999 Plan expire after a ten-year period and are subject to acceleration upon the occurrence of certain events.

     Pursuant to the Company’s 2000 Nonqualified Stock Option Plan (the “2000 Plan”), 5,000,000 shares of the Company’s Common Stock are reserved for issuance. The 2000 Plan authorizes the Board of Directors to issue nonqualified stock options as provided in Section 422 of the Internal Revenue Code, restricted stock and stock appreciation rights. Only employees, including officers, of the Company and its subsidiaries are eligible to receive grants under the 2000 Plan. A committee selected by the Company’s Board of Directors has the authority to approve option grants and the terms, which include the option price and the vesting terms. Options granted under the 2000 Plan expire after a ten-year period and are subject to acceleration upon the occurrence of certain events.

     In May 2005, the Company's stockholders approved the On2 Technologies, Inc. 2005 Incentive Compensation Plan (the “2005 Plan”). Pursuant to the Company’s 2005 Plan, 7,000,000 shares of the Company’s Common Stock are reserved for issuance, as Performance Grants, Restricted Stock, Goal-Based Stock options, or Stock Appreciation rights. Options granted under the 2005 Plan may be incentive Stock Options or Nonstatutory Stock Options. Employees, including officers, of the Company and its subsidiaries are eligible to receive grants under the 2005 Plan. The 2005 Plan also permits the award of only Nonstatutory Stock Options and Restricted Stock to directors on the On2 Board, if such directors are not employees of On2 and individuals who are consultants or advisors to On2. The 2005 Plan is administered by the Compensation Committee, of the Board for all present and future employees of the Company and its subsidiaries. The Board will administer the 2005 Plan for outside directors and consultants, based upon recommendations by the Compensation Committee. The Compensation Committee has the authority to approve option grants and the terms, which include the option price and the vesting terms. Options granted under the 2005 Plan expire after an eight-year period.

The following table illustrates the effect on net loss attributable to common stockholders and loss per share if the fair value based method had been applied to the prior period.

	Three months ended, June 30, 2005	Six months ended, June 30, 2005

Reported net loss attributable to common stockholders	$(1,424,000)	$(3,008,000)

Stock-based employee compensation determined under the fair value-based method, prior to the adoption of SFAS 123R	(828,000)	(1,136,000)

Pro forma net loss attributable to common stockholders	$(2,252,000)	$(4,144,000)

Loss per common share (basic and diluted):
As reported	$(0.02)	$(0.03)
Pro forma	$(0.03)	$(0.05)

Stock based compensation expense recognized in the Statement of Operations was $763,000 and $930,000 for the three and six months ended June 30, 2006, respectively. Stock based compensation expense recognized in the Statement of Operations was $0 for the three and six months ended June 30, 2005, respectively.

The following table summarizes the activity of the Company’s stock options for the six months ended June 30, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Number of shares under option:

Outstanding at January 1, 2006	10,299,000	$0.98
Granted	1,698,000	0.89
Exercised	(672,000)	0.34
Canceled or expired	(865,000)	0.67

Outstanding at June 30, 2006	10,460,000	$1.03	7.13	$1,259,000

Exercisable at June 30, 2006	8,358,000	$1.07	7.0	$1,231,000

The aggregate intrinsic value of options exercised during the six months ended June 30, 2006 was $323,000.

The following summarizes the activity of the Company’s non-vested stock options for the six months ended June 30, 2006:

	Shares	Weighted Average Grant Date Fair Value

Non-vested at January 1, 2006	2,035,000	$0.69
Granted	1,698,,000	0.89
Cancelled or expired	(855,000)	0.68
Vested during the period	(776,000)	0.73

Non-vested at June 30, 2006	2,102,000	$0.72

As of June 30, 2006, there was $986,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under existing stock option plans. This cost is expected to be recognized over a weighted-average period of 0.87 years. The total grant date fair value of shares vested during the six-months ended June 30, 2006 was $125,000.

The Company uses the Black-Scholes option-pricing model to determine the weighted average fair value of options. The fair value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table:

	June 30, 2006
	Three Months Ended	Six Months Ended

Weighted average fair value at date of grant for options granted during the period	$0.73	$0.73

Expected stock price volatility	115%	116%
Expected life of options	5 years	5 years
Risk free interest rates	5.03%	5.03%
Expected dividend yield	0%	0%

(5) Marketable Equity Securities

As of December 31, 2005 the Company held 2,119,000 shares of a customer’s common stock with a market value of $106,000, which were received as payment of license fees. On March 22, 2006 there was a 50/1 reverse stock split and the number of shares was reduced to 42,000. As of June 30, 2006, the market value of these shares decreased to $56,000 ($1.32 per share). The market value of these shares was $1.40 per share as of August 1, 2006. The Company classifies these shares as trading securities and pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, unrealized gains and losses are included in the determination of net income (loss). Other expense for the three and six months ended June 30, 2006 includes $12,000 and $50,000 of net unrealized loss on these securities, respectively. Other expense for the three and six months ended June 30, 2005 includes $74,000 and $286,000 of net unrealized loss on these securities, respectively. The Company’s former Chief Executive Officer (who was a director and shareholder of the Company) was a director of this customer.

(6) Issuance of Common Stock

During the three months ended June 30, 2006, the Company issued 280,000 shares of its Common Stock to Wildform, Inc. pursuant to the Support and Maintenance Agreement, dated April 29, 2005. The value of the stock was $258,000, determined at the closing price on April 28, 2006. The $258,000 is being amortized over the 18-month period of the Support and Maintenance Agreement, which ends in October 2006.

(7) Common Stock Options

The Company entered into an agreement with Douglas A. McIntyre, the Company's former Chairman, President and CEO, effective as of May 2, 2006, under which the parties agreed to extend the expiration date of 1,475,000 vested options to purchase the common stock of the Company, held by Mr. McIntyre to September 30, 2006 from May 2, 2006. The company recognized a charge of $109,000 in the quarter ended June 30, 2006 in connection with this extension. The Agreement also contains a number of restrictions on Mr. McIntyre's ability to exercise the Options and sell shares of Common Stock received upon such exercise, including an undertaking from Mr. McIntyre not to sell, or cause to be sold, more than a fixed number of shares of Common Stock in any one-week period, including by means of direct sales, acquisitions of put options, or other transactions with the effect of a short transaction. During the three months ended June 30, 2006, Mr. McIntyre exercised 625,000 stock options and the Company received $194,000 in proceeds from the exercise.

On May 1, 2006 Bill Joll, the Company’s new CEO was granted 1,500,000 options to purchase the Company’s common stock at an exercise price of $0.90 per share. The options vest on various dates beginning on May 1, 2006 through May 8, 2008.

(8) Customer Concentration

For the three months ended June 30, 2006, four customers accounted for 16%, 13%, 13% and 10% of revenue and for the six months ended June 30, 2006, one customer accounted for 16% of revenue. For the three months ended June 30, 2005, three customers accounted for 35%, 14% and 14% of revenue and for the six months ended June 30, 2005, two customers accounted for 35%, and 17% of revenue.

(9) Flix Acquisition

On April 29, 2005 the Company acquired certain assets related to the Flix software line of Wildform, pursuant to the terms of the Asset Purchase And Software License Agreement. Pursuant to the terms of the agreement, the Company acquired certain assets related to the Flix software and received a perpetual, irrevocable, royalty-free, sub-licensable license to use certain other intellectual property (the “Licensed Flix IP”) related to the Flix software. The Company also received a perpetual, irrevocable, royalty-free license to use certain web sales software (“E-Commerce Software”). In addition, the Company granted Wildform a perpetual license to use the purchased Flix assets and new versions of the Flix software in certain new software products being developed by Wildform in exchange for a payment of a royalty to the Company by Wildform.

      Had the Company acquired the Flix assets as of January 1, 2005 there would have been a nominal effect on revenue and expenses for the three and six months ended June 30, 2005 other than additional amortization of approximately $21,000 and $83,000, respectively.

(10) Series A Secured Convertible Debentures

On March 15, 2006, a debenture holder converted $250,000 face value Series A Secured Convertible Debentures into 2,232,000 shares of the Company’s common stock. As of March 31, 2006 all the Series A Secured Convertible Debentures have been converted into the Companies common stock. The Company recognized $6,000 of interest expense upon the conversion for the unamortized balance of the debt discount.

(11) Series D Redeemable, Convertible Preferred Stock

On January 10, 2006 Midsummer Capital converted 175 shares of their Series D redeemable, convertible preferred stock into 250,000 shares of the Company’s common stock.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statement

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance and are not statements of historical fact. In some cases, you can identify forward-looking statements by terminology such as "may," “might,” "will," "would," "could," "should," "expect," "foresee," "plan," "anticipate," “assume, ”"believe," "estimate," "predict," "potential," “objective,” “forecast,” “goal” or "continue," the negative of such terms, their cognates, or other comparable terminology. These statements are only predictions, and actual events or results may differ materially. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements, and in all cases, such statements are subject to the Company’s ability to secure additional financing or to increase revenues to support its operations. We believe that we have sufficient funds and will generate sufficient funds to finance our operations for the next 12 months. There is no assurance that additional funds will not be required to support our operations. In this regard, the business and operations of the Company are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements contained in this Form 10-Q. You should consider the material presented in this Form 10-Q in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors That May Affect Future Operating Results" in the Company's Form 10-K for the year ended December 31, 2005.

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

Overview

 On2 Technologies is a video compression technology firm. We have developed a proprietary technology platform and the TrueMotion VPx family (e.g., VP5, VP6, VP7) of video compression/decompression (“codec”) software to deliver high-quality video at the lowest possible data rates over proprietary networks and the Internet to set-top boxes, personal computers and wireless devices. Unlike many other video codecs that are based on standard compression specifications set by industry groups (e.g., MPEG-2 and H.264), our video compression software is based solely on intellectual property that we developed and own ourselves.

We offer the following suite of products and services that incorporate our proprietary compression technology:

Products	• Video codecs; • Audio codecs; and • encoding and server software, for use with video delivery platforms

Services	• Customized engineering and consulting services; • Technical support; and • High-level video encoding

Many of our customers are software developers who use our products and services chiefly to provide the following video-related products and services to end users:

TYPE OF CUSTOMER APPLICATION	EXAMPLES

Video and Audio Distribution over Proprietary Networks	• Providing video-on-demand services to residents in multi-dwelling units (MDUs) • Video surveillance

Consumer Electronic Devices	• Digital video players • Digital video recorders

Wireless Applications	• Delivery of video via satellite • Providing video to web-enabled cell phones and PDAs

Video and Audio Distribution over IP-based Networks (Internet)	• Video-on-demand • Teleconferencing services • Video instant messaging • Video for Voice-over-IP (VOIP) services

In addition, as discussed at greater length below, we have recently begun marketing encoding software for use either by end users or by developers who want to add video-encoding functionality to the software they have developed.

As covered in greater detail below, we earn revenue chiefly through licensing our software and providing specialized software engineering and consulting services to customers. In addition to license fees, we often charge a royalty fee based on the number of units of some or all of the customer’s products that contain the relevant On2 software products that are sold or distributed. Some of our agreements with customers also require that the customers pay us a percentage of the revenues that they earn from any of their products or services that use our software. Royalties may be subject to guaranteed minimum amounts and/or maximum amounts (e.g., annual caps).

We have recently begun selling products and services that extend from our existing relationships with licensees. For instance, if a customer has licensed our software to develop its own proprietary video format and video players, we may sell encoding software to users who want to encode video for playback on our customers’ players or we may provide engineering services to companies that want to modify our customer’s software for use on a specific platform, such as a cell phone. As with royalties or revenue share arrangements, complementary sales of encoding software or engineering services should allow us to participate in the success of our customers’ products. For instance, if a customer’s video platform does well commercially, we would expect there to be a market for encoding software and/or engineering services in support of that platform.

As part of our strategy to develop complementary products that could allow us to capitalize on our customers’ success, in April 2005 we completed the acquisition from Wildform, Inc. of its Flix line of encoding software. The Flix software allows users to encode video and other multimedia content for playback on Adobe® Flash® player, which is a widely distributed multimedia player. The Flix brand has existed since the advent of Flash video and has a loyal following among its users. Because Adobe has integrated our VP6 codec software into its Flash 8 player, we believed that there was an opportunity for us to sell Flash 8 encoding software to end users, such as video professionals and web designers, and to software development companies that wish to add Flash 8 encoding functionality to their software. We concluded that by taking the well-regarded Flix software and updating it with Flash 8 encoding capability, we could best take advantage of the anticipated wide distribution of the Flash 8 player.

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

A primary factor that will be critical to our success is our ability to improve continually on our current video compression software, so that it streams the highest-quality video at the lowest transmission rates (bit rate). We believe that our video compression software is highly efficient, allowing customers to stream good quality video (as compared with that of our competitors) at low bit rates (i.e., over slow connections) and unsurpassed high-resolution video at high bit rates (i.e., over broadband connections). As connection speeds increase, however, the advantage that our highly efficient software has over competing technology may decrease.

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

One of the most significant recent trends in our business is our increasing reliance on the success of the product deployments of our customers. As mentioned above, an increasing number of our license agreements with customers provide for the payment of fees that are dependent either on the number of units of a customer’s product incorporating our software that are sold or on the amount of revenue generated by a customer from the sale of products or services that incorporate our software. We have chosen this licensing model because, as a company of only approximately 36 employees, we do not have the product development or marketing resources to develop and market end-to-end video solutions. Instead, our software is primarily intended to be used as a building block for companies that are developing end-to-end video products and/or services.

As addressed above, under our agreements with certain customers, we have retained the right to market products that complement those customer applications. These arrangements allow us to take advantage of our customers’ often superior ability to produce and market end-to-end video products and services, while offering those customers the benefit of including technologically-advanced software in their applications. As with arrangements in which we receive royalties or revenue shares, the ability to market complementary products can yield total revenues over time in excess of an initial, one-time license fee. In instances where we have licensed our products to well-known customers, our right to sell complementary products may be of significant value. But unlike royalties and revenue shares, which we generally expect to receive without any significant additional effort on our part, the successful sale of complementary products requires that we effectively execute an end-user product development and marketing program. Developing and marketing products aimed at end users is a relatively new business for us. Until recently, we had generally produced software targeted at developers, who integrate our software into their products.

Although we believe that we have adopted the licensing model most appropriate for a business of our size and expertise, a natural result of this licensing model is that the revenue we generate is highly dependent on the success of our customers’ product deployments. If the products of customers with whom we have established per unit royalty or revenue sharing relationships, or for which we expect to market complementary products, do not generate significant sales, the revenues we earn from that relationship are likely not to attain significant levels. Conversely, if one or more of such customers’ products is widely adopted, our revenues will likely be enhanced.

Another significant trend in our business is the emergence of Microsoft as a principal competitor in the market for digital media creation and distribution technology. Microsoft currently competes with us in the market for digital media servers, players, codecs and other technology and services related to digital distribution of media. Microsoft’s commitment to and presence in the media delivery industry has increased. Microsoft distributes its competing streaming encoder, media server, player, tools and digital rights management (“DRM”) products by bundling them with its Windows operating systems and servers at no additional cost or otherwise making them available free of charge or at a low cost. Microsoft’s practices have caused, and may continue to cause, pricing pressure on our revenue generating products and services and may affect usage of our competing products and formats. Microsoft’s marketing and licensing model has, in some cases, led , and could continue to lead, to longer sales cycles, decreased sales, loss of existing and potential customers and reduced market share. In addition, we believe that Microsoft has used and may continue to use its competitive position in the computer industry and its financial resources to secure preferential or exclusive distribution, use and bundling contracts for its media delivery technologies and products with third parties, such as ISPs, content delivery networks, content providers, entertainment and media companies, VARs and OEMs, including third parties with whom we have relationships. Finally, Microsoft’s DRM product, which prevents unauthorized copying and re-distribution of proprietary content, is widely accepted among movie studios and others in the content industry. Unfortunately, Microsoft DRM does not integrate well with non-Microsoft video and audio software. Many companies that want to distribute copy-protected content are therefore forced to choose Microsoft video technology to be able to use Microsoft’s DRM technology.

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

We are also watching with interest and participating in the trend towards the proliferation of consumer-created video content on the web. As Internet use has grown worldwide and Internet connection speeds have increased, there has been a marked increase in consumer-created content on the web. While that content initially consisted primarily of text content and still photographs, the availability of relatively inexpensive digital video cameras, the growth in the number of users with access to broadband Internet connections and improvements in video compression technology have contributed to a groundswell in consumer-created video content. Weblogs (blogs) and podcasts (broadcasts of audio content to iPod® and MP3 devices) are evolving to include video content. A number of services are being offered to host consumer-created video, and many commercial sites now also feature amateur videos. The continued proliferation of consumer-created video on the Internet may have a positive effect on our business. The Adobe® Flash® video is a popular format for Web video. Because Flash 8 uses On2’s VP6 codec, On2 may have the opportunity to license Flash encoding tools for use in video blogs, video podcasts, and to consumer-created video services or to individual users of those services.

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

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements that have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The preparation of our condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates. The condensed consolidated financial statements and the related notes thereto should be read in conjunction with the following discussion of our critical accounting policies and our Form 10-K filed with the SEC on March 15, 2006. Our critical accounting policies and estimates are:

•	Revenue recognition
•	Equity-based compensation
•	Valuation of goodwill, intangible assets and other long-lived assets

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

We recognize revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended by SOP 98-4, “Deferral of the Effective Date of SOP 97-2, Software Revenue Recognition” and SOP 98-9, “Modification of SOP 97-2 with Respect to Certain Transactions”. Under each arrangement, revenues are recognized when a non-cancelable agreement has been signed and the customer acknowledges an unconditional obligation to pay, the products or applications have been delivered, there are no uncertainties surrounding customer acceptance, the fees are fixed and determinable, and collection is considered probable. Revenues recognized from multiple-element software arrangements are allocated to each element of the arrangement based on the fair values of the elements, such as product licenses, post-contract customer support, or training. The determination of the fair value is based on the vendor specific objective evidence available to us. If such evidence of the fair value of each element of the arrangement does not exist, we defer all revenue from the arrangement until such time that evidence of the fair value does exist or until all elements of the arrangement are delivered.

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

When engineering and consulting services are sold together with a software license, the arrangement typically requires customization and integration (porting) of the software into a third party hardware platform. In these arrangements, we require the customer to pay a fixed fee for the engineering and consulting services and generally require a licensing fee in the form of a per-unit royalty. We account for engineering and consulting arrangements in accordance with SOP 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts”. When reliable estimates are available for the costs and efforts necessary to complete the engineering or consulting services and those services do not include contractual milestones or other acceptance criteria, we recognize revenue under the percentage of completion contract method based upon input measures, such as hours. When such estimates are not available, we defer all revenue recognition until we have completed the contract and have no further obligations to the customer.

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

Equity-based compensation. In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R “Share-Based Payment” (“SFAS 123R”), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations as an operating expense, based on their fair values on grant date. Pro forma disclosure is no longer an alternative. The Company adopted the provision of SFAS No. 123R effective January 1, 2006, using the modified prospective transition method. Under the modified prospective method, equity compensation expense is recognized for the portion of outstanding stock option awards granted prior to the adoption of SFAS 123R for which service has not been rendered, and for any future stock option grants and modifications. The Company recognizes share-based compensation costs on a straight-line basis over the requisite service periods of awards which would normally be the vesting period of the options.

Valuation of goodwill and intangible assets. We evaluate our long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the net carrying value of the asset may not be recoverable. In such circumstances, the net carrying value of the asset is compared to the undiscounted future cash flows which that asset is expected to generate.

SFAS No. 142, “Goodwill and Other Intangible Assets” requires goodwill and other intangible assets with indefinite lives to be tested for impairment at least annually, and written off when impaired, rather than being amortized as previously required.

Results of Operations

Revenue. Revenue for the three months ended June 30, 2006 was $1,535,000 as compared with $346,000 for the three months ended June 30, 2005. Revenue for the six months ended June 30, 2006 was $2,752,000 as compared with $699,000 for the six months ended June 30, 2005. Revenue for the three and six months ended June 30, 2006 and 2005 was derived primarily from the sale of software licenses and engineering and consulting services. The increase in revenue for both the three and six months ended June 30, 2006 is primarily attributed to sales of our Flix and Adobe® Flash® related products.

Operating expenses

The Company's operating expenses consist of cost of revenue, research and development, sales and marketing and general and administrative expenses and equity-based compensation. Operating expenses for the three months ended June 30, 2006 were $3,082,000 as compared to $1,416,000 for the three months ended June 30, 2005. Operating expenses were $5,448,000 for the six months ended June 30, 2006 as compared to $2,871,000 for the six months ended June 30, 2005.

Cost of Revenue. Cost of revenue includes personnel and consulting compensation costs, related overhead expenses, stock-based compensation cost, fees paid for licensed technology, amortization of assets recorded in connection with the Flix acquisition and costs associated with the Wildform Support and Maintenance Agreement and depreciation. Cost of revenue for the three months ended June 30, 2006 was $705,000 as compared to $410,000 for the three months ended June 30, 2005. Cost of revenues for the six months ended June 30, 2006 was $1,288,000 as compared to $779,000 for the six months ended June 30, 2005. The increase in expenses for the three and six months ended June 30, 2006 is primarily due to an increase in compensation costs from the addition of personnel, the number of personnel hours spent on customer projects, the amortization of assets recorded in connection with the Flix acquisition and costs associated with the Wildform Support and Maintenance Agreement and stock-based compensation costs as a result of the adoption of SFAS 123(R) in January, 2006.

Research and Development. Research and development expenses, excluding equity-based compensation, consist of salaries and related expenses and consulting fees associated with the development and production of our products and services, operating lease costs and depreciation costs. Research and development expenses for the three months ended June 30, 2006 were $214,000 as compared to $248,000 for the three months ended June 30, 2005. Research and development expenses for the six months ended June 30, 2006 were $439,000 as compared to $506,000 for the six months ended June 30, 2005. The decreases in expenses were primarily attributed to a decrease in the number of personnel hours spent on research and development projects.

Sales and Marketing. Sales and marketing expenses, excluding equity-based compensation, consist primarily of salaries, commissions and related costs, business development and marketing personnel, tradeshow costs, marketing and promotional costs incurred to create brand awareness and public relations expenses. Sales and marketing expenses for the three months ended June 30, 2006 were $172,000 as compared to $194,000 for the three months ended June 30, 2005. Sales and marketing expenses for the six months ended June 30, 2006 were $360,000 as compared to $305,000 for the six months ended June 30, 2005. The decrease for the three months ended June 30, 2006 as compared with 2005 is primarily due to a decrease in advertising costs. The increases for the six months ended June 30, 2006 as compared with 2005 is primarily due to increases in compensation costs and related expenses and commissions partially offset by decreases in consulting and tradeshow expenses.

General and Administrative. General and administrative expenses, excluding equity-based compensation, consist primarily of salaries and related personnel costs for general corporate functions including finance, human resources, management information systems, legal and facilities, outside legal and other professional fees and insurance. General and administrative expenses for the three months ended June 30, 2006 were $1,280,000 as compared with $564,000 for the three months ended June 30, 2005. General and administrative expenses for the six months ended June 30, 2006 were $2,540,000 as compared with $1,281,000 for the six months ended June 30, 2005. The increase for the both the three and six-month periods is primarily due to a $860,000 increase, approximately $430,000 in each quarter, in legal fees in connection with the Company’s internal investigation into facts and circumstances concerning investor and other communications made by the Company’s former Chairman, Chief Executive Officer and President. There were also increases in other professional fees for consulting services related to the Company’s implementation of Sarbanes-Oxley, Section 404, recruiting and relocation expenses for the Company’s new CEO.

Equity-Based Compensation. The Company adopted the provisions of SFAS No. 123R effective January 1, 2006, using the modified prospective transition method. Under the modified prospective method, equity compensation expense is recognized for the portion of outstanding stock option awards granted prior to the adoption of SFAS 123R for which service has not been rendered, and for any future stock option grants and modifications. Equity based compensation, which is presented separately, was $711,000 and $821,000 for the three and six months ended June 30, 2006, respectively. Equity-based compensation of $52,000 and $109,000 is included in cost of revenue for the three and six months ended June 30, 2006, respectively. On May 1, 2006 Bill Joll, the Company’s new CEO was granted 1,500,000 options to purchase the Company’s common stock at an exercise price of $0.90 per share. The options vest on various dates beginning on May 1, 2006 through May 8, 2008. The aggregate estimated fair value was $1,114,000, of which $402,000 was recognized as compensation expense.

Interest and other income (expense), net Interest and other income (expense), net was $1,000 for the three months ended June 30, 2006 as compared to $(59,000) for the three months ended June 30, 2005. Interest and other income (expense), net was $(27,000) for the six months ended June 30, 2006 as compared to $(259,000) for the six months ended June 30, 2005. Interest and other income (expense), net primarily consists of interest earned money market accounts, interest incurred for capital lease obligation, term-loan, the interest and amortization of debt discount related to the Series A secured convertible debentures and gains and losses incurred on marketable equity securities. The decrease in interest and other expense, net for the three and six months ended June 30, 2006 is primarily attributable to decreases in the write down, to market, of the publicly traded stock the company received as payment for a license sold in the last quarter of 2004.

At June 30, 2006, we had approximately 36 full-time employees. We expect to hire employees as necessary in order to attain our strategic objectives

Liquidity and Capital Resources

At June 30, 2006, we had cash reserves of $2,776,000 as compared to $3,976,000 at December 31, 2005. At June 30, 2006, the Company had working capital of $3,088,000 as compared with $4,179,000 at December 31, 2005.

Net cash used in operating activities was $1,668,000 and $2,513,000 for the six months ended June 30, 2006 and 2005, respectively. Although we had a larger net loss, the decrease in net cash used in operating activities is primarily attributable to equity-based compensation and the change in accounts payable, accrued expenses and other liabilities.

Net cash provided by (used) in investing activities was $31,000 and $(1,333,000) for the six months ended June 30, 2006 and 2005, respectively. The increase for the six months ended June 30, 2006 primarily reflects the acquisition of the Flix product line in 2005.

Net cash provided by financing activities was $439,000 and $4,089,000 for the six months ended June 30, 2006 and 2005, respectively. The decrease is primarily attributable to a decrease in proceeds received from the exercise of common stock options and warrants.

We currently have no material commitments for the next 12 months other than those under our operating lease arrangements. These arrangements consist primarily of lease arrangements for our office space in Clifton Park and New York City and the UK. The aggregate required payments for the next 12 months under these arrangements are $125,000. Our most significant non-contractual operating costs for the next 12 months are compensation and benefit costs, insurance costs and general overhead costs such as telephone and utilities. During the next 12 months, we anticipate incurring approximately $700,000 per month in cash operating costs.

The Company believes that existing funds are sufficient to fund its operations through June 30, 2007. The Company plans to increase cash flows from operations principally from increases in revenue generated from its compression technology services and products. The Company may also pursue additional financings. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors That May Affect Future Operating Results” in the Company’s 10-K for the year ended December 31, 2005.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Internal Investigation

On March 2, 2006, the Company filed a Form 8-K, which disclosed that it had voluntarily reported to the Securities and Exchange Commission ("SEC") that the Company had undertaken an internal investigation into facts and circumstances concerning investor and other communications made by the Company's former Chairman, Chief Executive Officer and President. The Company has completed its internal investigation, and on May 5, 2006, the Company’s outside law firm submitted its final report to the Board of Directors.  The Company subsequently delivered the report to the SEC and the American Stock Exchange on May 9, 2006. The Company has agreed to work with the SEC and the American Stock Exchange in connection with any investigations conducted by them. The Company has not uncovered any evidence of financial impropriety, and thus the Company continues to believe that the investigation will have no effect on previously filed financial statements or lead to any restatement of reported financial results.

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

Under those agreements, On2 licensed the source code to its video compression (codec) technology to E-World for use in E-World's video disk (EVD) and high definition television (HDTV) products as well as for other non-EVD/HDTV products. We believe that the license agreements impose a number of obligations on E-World, including the requirements that:

•	E-World pay to On2 certain minimum quarterly payments; and

•	E-World use best reasonable efforts to have On2's video codec "ported" to (i.e., integrated with) a chip to be used in EVD players.

On2 has previously commenced arbitration regarding the license agreements with E-World. In March 2005, the London Court of International Arbitration tribunal released the decision of the arbitrator, in which he dismissed On2’s claims in the prior arbitration, as well as E-World’s counter claims, and ruled that the license agreements remained in effect; and that the parties had a continuing obligation to work towards porting On2's software to two commercially-available DSPs.

Although a year has passed since the conclusion of the previous arbitration, the parties have nevertheless not completed the required porting of On2’s software to two commercially available DSPs.

On2's current arbitration claim alleges that, despite its obligations under the license agreements, E-World has:

•	Failed to pay On2 the quarterly payments of $1,232,000, which On2 believes are currently due and owing; and

•	Failed to use best reasonable efforts to have On2's video codec ported to a chip.

On2 has requested that the arbitrator award it approximately $5,690,000.00 in damages under the contract and grant it further relief as may be just and equitable. E-World has not yet responded to On2's claims.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company's 2006 Annual Meeting of Stockholders was held on May 15, 2006. Represented at the Annual Meeting, either in person or by proxy, were 95,109,522 voting shares. The following actions were taken by a vote of the Company's stockholders at the Annual Meeting:

Messrs. William A. Newman, J. Allen Kosowsky, Tom Weigman, Mike Kopetski, Michael J. Alfant, Afsaneh Naimollah, and James Meyer were elected to serve as members of the Company's Board of Directors. The votes for Messrs. McIntyre, Newman, Kosowsky, Weigman, Kopetski, Alfant and Meyer and Ms. Naimollah were as follows:

	FOR	AGAINST/WITHHELD	ABSTAIN

William A. Newman	78,997,726	2,532,360	0
J. Allen Kosowsky	79,135,844	2,394,242	0
Tom Weigman	78,992,719	2,537,367	0
Mike Kopetski	78,547,834	2,982,252	0
Mike Alfant	79,340,756	2,189,330	0
Afsaneh Naimollah	79,217,328	2,312,758	0
James Meyer	79,448,270	2,081,816	0

There were no broker non-votes with respect to the election of directors.

The appointment of Eisner LLP as the Company's independent certified public accountants for the fiscal year ending December 31, 2006 was ratified; 80,643,726 votes were cast for the ratification; 563,768 votes were cast against or were withheld with respect to the ratification; there were 322,592 abstentions; and there were no broker non-votes.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

10.1	Amended and Restated Employment Agreement, dated May 1, 2006, by and between the Company and Tim Reusing
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

The Company filed Form 8-K on May 4, 2006, announcing:

•	The appointment of Bill Joll as President and CEO of the Company;
•	The resignation of James Meyer as interim CEO of the Company; and
•	The entry into an employment agreement with Mr. Joll.

The 8-K filed on May 4 also contained a press release announcing the Company’s results of operations for the fiscal quarter ending March 31, 2006.

•
The Company filed Form 8-K on May 9, 2006 announcing that the Company had completed an internal investigation and had delivered to the SEC and the American Stock Exchange a copy of a report relating to the investigation prepared by the Company’s outside attorneys.

The Company filed Form 8-K on May 15, 2006 announcing that the Company had entered into an agreement with Douglas A. McIntyre, the Company's former Chairman, President and CEO, under which the parties (i) agreed to extend the expiration date of all vested options to purchase the common stock of the Company held by Mr. McIntyre to September 30, 2006 and (ii) placed certain restrictions on Mr. McIntyre’s ability to exercise the options.

The Company filed Form 8-K on June 1, 2006, announcing that the Company’s Board of Directors had appointed Bill Joll, the Company’s President and CEO, to the Board and that Mr. Joll will also serve on the Executive Committee of the Board.

The Company filed a Current Report on Form 8-K on June 12 announcing:

•	The adoption of the annual meeting fees and option grants for the non-executive chairman of the Company’s Board of Directors for the coming year; and
•	That the Board had granted Allen Kosowsky, the Company’s non-executive chairman, options to purchase 115,000 shares of the Company’s common stock.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

On2 Technologies, Inc. (Registrant)

August 2, 2006 (Date)	/s/ Anthony Principe (Signature) Anthony Principe Senior Vice President and Chief Financial Officer (Principal Financial Officer)