Form 10-Q
period 2006-09-30
ON2 TECHNOLOGIES, INC.
filed 2006-11-09
CIK 1045280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☑ Yes    ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest applicable date:

The number of shares of the Registrant’s Common Stock, par value $0.01 (“Common Stock”), outstanding as of November 5, 2006, was 101,199,303.

Table of Contents

PART I — FINANCIAL INFORMATION
Page

Item 1. Consolidated Financial Statements.

Condensed Consolidated Balance Sheets at September 30, 2006 (unaudited) and December 31, 2005	4
Unaudited Condensed Consolidated Statements of Operations,
Three and Nine Months Ended September 30, 2006 and 2005	5
Unaudited Condensed Consolidated Statements of Comprehensive Loss
Three and Nine Months Ended September 30, 2006 and 2005	6
Unaudited Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2006 and 2005	7
Notes to Unaudited Condensed Consolidated Financial Statements	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	26

Item 4. Controls and Procedures	27

PART II — OTHER INFORMATION

Item 5. Legal Proceedings	28

Item 6. Exhibits and Reports on Form 8-K	29

Signatures	30

Certifications	31

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ON2 TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$4,606,000	$3,976,000
Marketable securities	64,000	181,000
Accounts receivable	1,161,000	746,000
Prepaid and other current assets	256,000	186,000

Total current assets	6,087,000	5,089,000

Acquired software, net	517,000	667,000
Other acquired intangibles, net	119,000	154,000
Goodwill	244,000	244,000
Property and equipment, net	181,000	131,000
Other assets	141,000	29,000

Total assets	$7,289,000	$6,314,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$41,000	$41,000
Accrued expenses	383,000	608,000
Deferred revenue	644,000	241,000
Term-loan	65,000
Capital lease obligation	29,000	20,000

Total current liabilities	1,162,000	910,000

Capital lease obligation, excluding current portion	34,000	6,000
Convertible debentures		244,000
Warrant derivative liability	1,231,000

Total liabilities	2,427,000	1,160,000

Commitments and contingencies

Series D redeemable convertible preferred stock	3,615,000	3,790,000

Stockholders’ equity:
Preferred stock	19,000	19,000
Common stock	1,000,000	923,000
Additional paid-in capital	123,205,000	119,772,000
Accumulated other comprehensive loss	(46,000)	(43,000)
Accumulated deficit	(122,931,000)	(119,307,000)

Total stockholders’ equity	1,247,000	1,364,000

Total liabilities and stockholders’ equity	$7,289,000	$6,314,000

See accompanying notes to unaudited condensed consolidated financial statements

ON2 TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Revenue	$1,703,000	$507,000	$4,455,000	$1,206,000

Operating expenses:
Cost of revenue (1)	529,000	470,000	1,817,000	1,249,000
Research and development (2)	261,000	249,000	700,000	755,000
Sales and marketing (2)	263,000	219,000	623,000	524,000
General and administrative (2)	843,000	586,000	3,383,000	1,867,000
Equity-based compensation:
Research and development	30,000		82,000
Sales and marketing	61,000		119,000
General and administrative	303,000		1,014,000

Total operating expenses	2,290,000	1,524,000	7,738,000	4,395,000

Loss from operations	(587,000)	(1,017,000)	(3,283,000)	(3,189,000)

Interest and other income (expense), net	(10,000)	(14,000)	(36,000)	(273,000)

Loss before provision for income taxes	(597,000)	(1,031,000)	(3,319,000)	(3,462,000)

Provision for income taxes	11,000	13,000	17,000	25,000

Net loss	$(608,000)	$(1,044,000)	$(3,336,000)	$(3,487,000)

Convertible preferred stock deemed dividend	68,000	2,484,000	68,000	2,844,000
Convertible preferred stock 8% dividend	74,000	81,000	220,000	243,000
Accretion of costs associated with the Series D Preferred Stock		22,000		65,000

Net loss attributable to common shareholders	$(750,000)	$(3,631,000)	$(3,624,000)	$(6,639,000)

Basic and diluted net loss attributable to common shareholders per common share	$(0.01)	$(0.04)	$(0.04)	$(0.08)

Weighted average basic and diluted common shares outstanding	97,436,000	90,566,000	96,838,000	88,375,000

(1) Includes equity-based compensation of $45,000 and $154,000 for the three and nine months ended September 30, 2006, respectively.

(2) Excludes equity-based compensation, which is presented separately for the three and nine months ended September 30, 2006.

See accompanying notes to unaudited condensed consolidated financial statements

ON2 TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Net (loss)	$(608,000)	$(1,044,000)	$(3,336,000)	$(3,487,000)

Other comprehensive (loss):

Foreign currency translation adjustment	(1,000)	(3,000)	(3,000)	1,000

Comprehensive (loss)	$(609,000)	$(1,047,000)	$(3,339,000)	$(3,486,000)

See accompanying notes to unaudited condensed consolidated financial statements

ON2 TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2006	2005

Cash flows from operating activities:

Net loss	$(3,336,000)	$(3,487,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity-based compensation	1,369,000
Common stock issued for debenture interest	5,000
Depreciation and amortization	244,000	160,000
Change in fair value of warrant liability	(20,000)
Amortization of debt discount	6,000	11,000
Provision for uncollectible accounts receivable	60,000
Loss on marketable securities	42,000	313,000
Changes in operating assets and liabilities:
Accounts receivable, net	(475,000)	(382,000)
Prepaid expenses and other current assets	112,000	(30,000)
Other assets	(112,000)	51,000
Accounts payable, accrued expenses and other liabilities	(50,000)	(328,000)
Deferred revenue	403,000	56,000

Net cash used in operating activities	(1,752,000)	(3,636,000)

Cash flows from investing activities:

Proceeds from the sale of marketable securities	75,000
Acquisition of the Flix Software line		(1,229,000)
Purchases of property and equipment	(54,000)	(116,000)

Net cash provided by (used in) investing activities	21,000	(1,345,000)

Cash flows from financing activities:

Principal payments on capital lease	(21,000)	(12,000)
Principal payments on term-loan	(31,000)	(62,000)
Proceeds from the exercise of common stock options and warrants	737,000	4,365,000
Proceeds from the issuance of common stock, net	428,000
Proceeds attributed to warrant derivative liability	1,251,000

Net cash provided by financing activities	2,364,000	4,114,000

Net change in cash and cash equivalents	633,000	(867,000)

Effect of exchange rate changes on cash and cash equivalents	(3,000)	1,000

Cash and cash equivalents, beginning of period	3,976,000	5,418,000
Cash and cash equivalents, end of period	$4,606,000	$4,552,000

ON2 TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Supplemental disclosure of cash flow information and non-cash investing and financing activities:

	Nine Months Ended September 30,
	2006	2005
Cash paid during the period for:
Interest	$5,000	$6,000
Taxes	$14,000	$22,000
Acquisition of fixed assets under capital leases	$58,000
Insurance premium financed with a term-loan	$96,000
Conversion of debentures into shares of common stock	$250,000	$100,000
Conversion of preferred stock into shares of common stock#	$175,000	$14,000
Common stock issued for accrued interest on Series A Convertible Debentures		$10,000
Common stock issued for dividends and accrued dividends on Series D Preferred Stock	$223,000	$244,000
Common stock issued for Wildform Support and Services Agreement	$258,000
Accretion of costs associated with the issuance of Series D Preferred Stock		$65,000
Convertible Preferred Stock deemed dividend	$68,000	$2,844,000

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

The interim condensed consolidated financial statements are unaudited. However, in the opinion of management, such financial statements contain all adjustments (consisting of normally recurring accruals) necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. The condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principals generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures included herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the annual financial statements and notes thereto, for the year ended December 31, 2005, included in the Company's Form 10-K Report filed with the SEC on March 15, 2006.

(3) Recently Issued Accounting Standards

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

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires employers to: (a) recognize in its statement of financial position an asset for a plan’s over funded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company currently has no Post Retirement Benefit Plan.

Also in September 2006, FASB issued SFAS No. 157, “Fair Value Measurements’” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged provided that the reporting entity has not yet issued financial statements for that fiscal year including financial statements for an interim period within that fiscal year. The company believes that several accounts will be affected on the adoption of SFAS No. 157.

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

	Three months ended, September 30, 2005	Nine months ended, September 30, 2005

Reported net loss attributable to common stockholders	$(3,631,000)	$(6,639,000)
Stock-based employee compensation determined under the fair value-based method, prior to the adoption of SFAS 123R	(325,000)	(1,461,000)

Pro forma net loss attributable to common stockholders	$(3,956,000)	$(8,100,000)

Loss per common share (basic and diluted):
As reported	$(0.04)	$(0.08)
Pro forma	$(0.04)	$(0.09)

Stock based compensation expense recognized in the Statement of Operations was $439,000 and $1,369,000 for the three and nine months ended September 30, 2006, respectively which included $32,000 of compensation expense from restricted stock grants and $20,000 for the extension of stock option for the Company’s former president and chief executive officer. Stock based compensation expense recognized in the Statement of Operations was $0 for the three and nine months ended September 30, 2005, respectively.

The following table summarizes the activity of the Company’s stock options for the nine months ended September 30, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Number of shares under option:

Outstanding at January 1, 2006	10,299,000	$0.98
Granted	1,760,000	0.88
Exercised	(1,272,000)	0.48
Canceled or expired	(877,000)	0.68

Outstanding at September 30, 2006	9,910,000	$1.05	6.89	$681,000

Exercisable at September 30, 2006	7,783,000	$1.11	6.76	$670,000

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2006 was $610,000.

The following summarizes the activity of the Company’s non-vested stock options for the nine months ended September 30, 2006:

	Shares	Weighted Average Grant Date Fair Value

Non-vested at January 1, 2006	2,035,000	$0.69
Granted	1,760,000	0.88
Cancelled or expired	(867,000)	0.68
Vested during the period	(801,000)	0.73

Non-vested at September 30, 2006	2,127,000	$0.72

As of September 30, 2006, there was $632,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under existing stock option plans. This cost is expected to be recognized over a weighted-average period of 1.00 years. The total grant date fair value of shares vested during the nine-months ended September 30, 2006 was $476,000.

The Company uses the Black-Scholes option-pricing model to determine the weighted average fair value of options. The fair value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table:

	September 30, 2006
	Three Months Ended	Nine Months Ended

Weighted average fair value at date of grant for options granted during the period	$0.54	$0.72

Expected stock price volatility	113%	119%
Expected life of options	5 years	5 years
Risk free interest rates	4.82%	5.02%
Expected dividend yield	0%	0%

(5) Capital Lease

During the three months ended September 30, 2006 the Company entered into a capital lease for $58,000 to purchase certain computer equipment and software. The lease has a three-year term with a $1.00 buyout, an effective interest rate of 9.25% and is secured by a certificate of deposit for $65,000 held by the leasing bank.

(6) Marketable Securities

As of December 31, 2005 the Company held 2,119,000 shares of a customer’s common stock with a market value of $106,000, which were received as payment of license fees. On March 22, 2006 there was a 50/1 reverse stock split and the number of shares was reduced to 42,000. As of September 30, 2006, the market value of these shares decreased to $64,000 ($1.50 per share). The market value of these shares was $1.06 per share as of October 25, 2006. The Company classifies these shares as trading securities and pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, unrealized gains and losses are included in the determination of net income (loss). Included in interest and other income (expense) is an unrealized gain of $8,000 for the three months ended September 30, 2006 and an unrealized loss of $42,000 for the nine months ended September 30, 2006. Other expense for the three and nine months ended September 30, 2005 includes $27,000 and $313,000 of net unrealized loss on these securities, respectively. The Company’s former Chief Executive Officer (who was a director and shareholder of the Company) was a director of this customer.

(7) Issuance of Common Stock

On April 28, 2006, the Company issued 280,000 shares of its Common Stock to Wildform, Inc. pursuant to the Support and Maintenance Agreement, dated April 29, 2005. The value of the stock was $258,000, determined at the closing price on April 28, 2006. The $258,000 is being amortized over the 18-month period of the Support and Maintenance Agreement, which ends in October 2006.

(8) Common Stock Options, Warrants and Restricted Stock Grant

The Company entered into an agreement with Douglas A. McIntyre, the Company's former Chairman, President and CEO, effective as of May 2, 2006, under which the parties agreed to extend the expiration date of 1,475,000 vested options to purchase the common stock of the Company, held by Mr. McIntyre from May 2, 2006 to September 30, 2006. The company recognized a charge of $109,000 in the quarter ended June 30, 2006 in connection with this extension. The charge was calculated using the Black-Scholes pricing model.

On September 30, 2006, the Company entered into a second agreement with Mr. McIntyre under which the parties agreed to extend the expiration date of 250,000 vested options to purchase the common stock of the Company, held by Mr. McIntyre from September 30, 2006 to March 30, 2007. The company recognized a charge of $20,000 in the quarter ended September 30, 2006 in connection with this extension. The charge was calculated using the Black-Scholes pricing model.

The Agreements also contain a number of restrictions on Mr. McIntyre's ability to exercise the Options and sell shares of Common Stock received upon such exercise, including an undertaking from Mr. McIntyre not to sell, or cause to be sold, more than a fixed number of shares of Common Stock in any one-week period, including by means of direct sales, acquisitions of put options, or other transactions with the effect of a short transaction.

The second Agreement contains a mandatory exercise provision, providing that if, prior to the expiration of the Agreement the volume weighted average price of the stock, for five consecutive trading days, equals or exceeds the price that is $0.15 greater than the exercise price of either option, then Mr. McIntyre must either exercise that option or the option will automatically terminate. During the nine months ended September 30, 2006, Mr. McIntyre exercised 1,225,000 stock options and the Company received $578,000 in proceeds.

During the three months ended September 30, 2006 the Company granted 110,000 shares of its restricted common stock to certain employees and consultants that had a fair value on the date of grant of $70,000, of which 25,000 shares vested on September 16, 2006 and the remaining shares vest through August 2007. The Company recorded compensation expense of $31,000 for the nine months ended September 30, 2006 for these grants.

In addition the Company received proceeds of $127,000 and issued 202,000 shares of its common stock for the exercise of warrants for the three and nine months ended September 30, 2006.

On May 1, 2006 the Company’s new CEO was granted 1,500,000 options to purchase the Company’s common stock at an exercise price of $0.90 per share. The options vest on various dates beginning on May 1, 2006 through May 8, 2008.

Although the Company has extended options and warrants that were due to expire, there are no current plans for any additional modifications to such instruments.

(9) Customer Concentration

For the three months ended September 30, 2006, two customers accounted for 25% and 16% of revenue and for the nine months ended September 30, 2006, two customers accounted for 13% and 10% of revenue. For the three months ended September 30, 2005, three customers accounted for 25%, 17% and 16% of revenue and for the nine months ended September 30, 2005, two customers accounted for 13% and 10% of revenue.

(10) Flix Acquisition

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

      Had the Company acquired the Flix assets as of January 1, 2005 there would have been a nominal effect on revenue and expenses for the nine months ended September 30, 2005 other than additional amortization of approximately $185,000, respectively.

(11) Series A Secured Convertible Debentures

On March 15, 2006, a debenture holder converted all of the remaining $250,000 face value Series A Secured Convertible Debentures into 2,232,000 shares of the Company’s common stock.

(12) Sale of Common Stock and Warrants

In August 2006, the Company completed the sale of 3,070,000 shares of its common stock with detachable, five-year warrants to purchase 2,303,000 shares of the Company’s common stock at an exercise price of $0.77, to two institutional investors, led by Midsummer Investments Ltd., and received net proceeds of $1,628,000.

In connection with the offering, the parties entered into a registration rights agreement. The registration rights agreement requires that the Company file a registration statement registering the securities sold in the offering and use its best efforts to have the registration statement declared effective on or before the date that is ninety days after the date on which the parties entered into the agreement. The registration rights agreement also provides for liquidated damages of 2% of the aggregate purchase price for the first month and 1% for each subsequent month if the Company failed to register the related common shares and maintain effectiveness of such registration. The Company filed a registration statement with the Securities and Exchange Commission (“SEC”) on September 25, 2006 and an amendment thereto on October 30, 2006. The registration statement has not yet been declared effective by the SEC. The Company accounts for the registration rights agreement as a separate freestanding instrument and accounts for the liquidated damages provision as a derivative liability subject to SFAS No. 133. The estimated fair value of the derivative liability is based on estimates of the probability and costs of cash penalties expected to be incurred and such estimates are revalued at each balance sheet date with changes in value recorded in other income. As of September 30, 2006 the Company has estimated the fair values of these derivative liabilities to be nominal and accordingly no liability has been recorded.

The warrants contain certain anti-dilution provisions and accordingly the Company accounted for the fair value of the warrants as a derivative liability (Warrant derivative liability) subject to SFAS No. 133. The fair value of the warrants issued, as calculated using the Black Scholes pricing model, was $1,251,000 and represents the portion of the proceeds from the financing that was attributed to the warrant derivative liability. The warrant fair value will be revalued at each balance sheet date, using the Black Scholes pricing model, with changes in value recorded in the statement of operations as income or expense. On September 30, 2006 the warrant fair value was $1,231,000 and the other decrease in value of $20,000 is included in interest and other income (expense), net. The Company paid financing costs in the amount of $122,000 of which $51,000 is associated with the warrants, and is included in interest and other income (expense), net in the Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2006.

(13) Preferred Stock

 Series D Redeemable, Convertible Preferred Stock

The August 2006 sale of common stock with detachable warrants triggered certain anti-dilution provisions of the Series D Redeemable, Convertible Preferred Stock and the related Warrants, and the number of common shares issuable upon conversion or redemption of the Series D Preferred Stock was increased by 30,000 and the exercise price was reduced to $0.69598. The exercise price of the related warrants was also reduced to $0.7541.

In January 2006 Midsummer Capital converted 175 shares of their Series D redeemable, convertible preferred stock into 250,000 shares of the Company’s common stock.

Series C-IV Convertible Preferred Stock

The August 2006 sale of common stock with detachable warrants triggered certain anti-dilution provisions of the Series C-IV Preferred Stock and accordingly the Company increased the number of shares issuable upon conversion by 86,000 and reduced the conversion price to $1.595.

The issuance of the 3,070,000 shares of common stock triggered certain anti-dilution provisions of the Series C-IV and Series D Preferred Stock. Accordingly the Company recorded a deemed dividend of $68,000 for the anti-dilution triggered above, during the three months ended September 30, 2006.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statement

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance and are not statements of historical fact. In some cases, you can identify forward-looking statements by terminology such as ”may,” “might,” “will,” ”would,” ”could,” ”should,” ”expect,” ”foresee,” ”plan,” ”anticipate,’ ”assume,” ”believe,” ”estimate,” ”predict,” ”potential,” ”objective,” ”forecast,” ”goal“ or ”continue,” the negative of such terms, their cognates, or other comparable terminology. These statements are only predictions, and actual events or results may differ materially. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements, and in all cases, such statements are subject to the Company’s ability to secure additional financing or to increase revenues to support its operations. We believe that we have sufficient funds and will generate sufficient funds to finance our operations for the next 12 months. There is no assurance that additional funds will not be required to support our operations. In this regard, the business and operations of the Company are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements contained in this Form 10-Q. You should consider the material presented in this Form 10-Q in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors That May Affect Future Operating Results" in the Company's Form 10-K for the year ended December 31, 2005.

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

Overview

We are a video compression technology firm. We have developed a proprietary technology platform and the TrueMotion VPx family (e.g., VP5, VP6, VP7) of video compression/decompression software (“codec”) to deliver high-quality video at the lowest possible data rates over proprietary networks and the Internet to set-top boxes, personal computers and wireless devices. Unlike other video codecs that are based on standard compression specifications set by industry groups (e.g., MPEG and H.264), our video compression software is based solely on intellectual property that we developed and own ourselves.

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

As covered in greater detail below, we earn revenue chiefly through licensing our software and providing specialized software engineering and consulting services to customers. In addition to license fees, we often charge a royalty fee based on the number of units of the customer’s products containing the relevant On2 software products that are sold or distributed. Some of our agreements with customers also require that the customers pay us a percentage of the revenues that they earn from any of their products or services that use our software. Royalties may be subject to guaranteed minimum amounts and/or maximum amounts (e.g., annual caps).

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

As part of our strategy to develop complementary products that could allow us to capitalize on our customers’ success, in April 2005 we completed the acquisition from Wildform, Inc., of its Flix line of encoding software. The Flix software allows users to prepare video and other multimedia content for playback on the Adobe® Flash® player, the widely distributed multimedia player. Because Adobe is using currently using our VP6 software as the core video engine for the Flash 8 player, we believed that there was an opportunity for us to sell Flash 8 encoding software to end users, such as video professionals and web designers, and to software development companies that wish to add Flash 8 encoding functionality to their software. We concluded that by taking the well-regarded Flix software and updating it with Flash 8 encoding capability, which is the video used in Adobe’s Flash 8 and Flash 9 players, we could best take advantage of the anticipated success of Flash 8 - by combining the most up-to-date Flash 8 encoding software straight from the company that developed Flash 8 video with the already well-known Flix brand, which has existed since the advent of Flash video and has a loyal following among users.

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

One of the most significant recent trends in our business is our increasing reliance on the success of the product deployments of our customers. As referenced above, an increasing number of our license agreements with customers provide for the payment of license fees that are dependent on the number of units of a customer’s product incorporating our software that are sold or the amount of revenue generated by a customer from the sale of products or services that incorporate our software. We have chosen this royalty-dependent licensing model because, as a company of only 38 employees, we do not have the product development or marketing resources to develop and market end-to-end video solutions. Instead, our software is primarily intended to be used as a building block for companies that are developing end-to-end video products and/or services.

As addressed above, under our agreements with certain customers, we have retained the right to market products that complement those customer applications. These arrangements allow us to take advantage of our customers’ superior ability to produce and market end-to-end video products, while offering those customers the benefit of having us produce technologically-advanced products that should contribute to the success of their applications. As with arrangements in which we receive royalties, the ability to market complementary products can yield revenues in excess of any initial, one-time license fee. In instances where we have licensed our products to well-known customers, our right to sell complementary products may be very valuable. But unlike royalties, which we receive automatically without any additional effort on our part, the successful sale of complementary products requires that we effectively execute an end-user product development and marketing program. Until recently, we have generally produced software targeted at developers, who integrate our software into their products, and developing and marketing products aimed at end users is therefore a relatively new business for us.

Although we are confident that we have adopted the licensing model most appropriate for a business of our size and expertise, a natural result of this licensing model is that the amount of revenue we generate is highly dependent on the success of our customers’ product deployments. If the products of customers with whom we have established per unit royalty or revenue sharing relationships or for which we expect to market complementary products do not generate significant sales, such revenue may not attain significant levels. Conversely, if one or more of such customers’ products are widely adopted, our revenues will likely be enhanced.

Another significant trend in our business is the emergence of Microsoft as a principal competitor in the market for digital media creation and distribution technology. Microsoft currently competes with us in the market for digital media servers, players, codecs and other technology and services related to digital distribution of media. Microsoft’s commitment to and presence in the media delivery industry has increased. Microsoft distributes its competing streaming encoder, media server, player, tools and digital rights management products by bundling them with its Windows operating systems and servers at no additional cost or otherwise making them available free of charge or at a low cost. Microsoft’s practices have caused, and may continue to cause, pricing pressure on our revenue generating products and services and may affect usage of our competing products and formats. Microsoft’s marketing and licensing model has in some cases led, and could continue to lead, to longer sales cycles, decreased sales, loss of existing and potential customers and reduced market share. In addition, we believe that Microsoft has used and may continue to use its competitive position in the computer industry and its financial resources to secure preferential or exclusive distribution, use and bundling contracts for its media delivery technologies and products with third parties, such as ISPs, content delivery networks, content providers, entertainment and media companies, VARs and OEMs, including third parties with whom we have relationships. Finally, Microsoft’s DRM (digital rights management) product, which prevents unauthorized copying and re-distribution of proprietary content, is widely accepted among movie studios and others in the content industry. Unfortunately, Microsoft’s DRM does not integrate well with non-Microsoft video and audio software. Many companies that want to distribute copy-protected content are therefore forced to choose Microsoft’s video technology to be able to use Micorosoft’s DRM technology.

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

We are also watching with interest and participating in the trend towards the proliferation of consumer-created video content on the web. As Internet use has grown worldwide and Internet connection speeds have increased, there has been a marked increase in consumer-created content on the web. While that content initially consisted primarily of text content and still photographs, the availability of relatively inexpensive digital video cameras, the growth in the number of users with access to broadband Internet connections and improvements in video compression technology have contributed to a groundswell in consumer-created video content. Weblogs (blogs) and podcasts (broadcasts of audio content to iPod® and MP3 devices) are evolving to include video content. A number of services are being offered to host consumer-created video, and many commercial sites now also feature amateur videos. The continued proliferation of consumer-created video on the Internet may have a positive effect on our business. The Adobe® Flash® video is a popular format for Web video. Because Flash 8 and Flash 9 use On2’s VP6 codec, On2 may have the opportunity to license Flash encoding tools for use in video blogs, video podcasts, and to consumer-created video services or to individual users of those services.

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

•	Revenue recognition
•	Equity-based compensation
•	Impairment of long-lived assets

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

Results of Operations

Revenue. Revenue for the three months ended September 30, 2006 was $1,703,000 as compared to $507,000 for the three months ended September 30, 2005. Revenue for the nine months ended September 30, 2006 was $4,455,000 as compared to $1,206,000 for the nine months ended September 30, 2005. Revenue for the three and nine months ended September 30, 2006 and 2005 was derived primarily from the sale of software licenses, engineering and consulting services and royalties. The increase in revenue for the three and nine months ended September 30, 2006 is primarily attributed to increases in sales of our Flix and Flash related products.

Operating expenses

The Company's operating expenses consist of cost of revenue, research and development, sales and marketing, general and administrative expenses and equity based compensation. Operating expenses for the three months ended September 30, 2006 were $2,290,000 as compared to $1,524,000 for the three months ended September 30, 2005. Operating expenses were $7,738,000 for the nine months ended September 30, 2006 as compared to $4,395,000 for the nine months ended September 30, 2005.

Cost of Revenue. Cost of revenue includes personnel and consulting compensation costs, equity based compensation costs, related overhead expenses, fees paid for licensed technology, amortization of assets recorded in connection with the Flix acquisition and depreciation costs. Cost of revenue for the three months ended September 30, 2006 was $529,000 as compared to $470,000 for the three months ended September 30, 2005. Cost of revenues for the nine months ended September 30, 2006 was $1,817,000 as compared to $1,249,000 for the nine months ended September 30, 2005. The increase in expenses for the three and nine months ended September 30, 2006 is primarily due to an increase in stock based compensation costs related to the adoption of SFAS 123(R) in January 2006, compensation costs from the addition of technical personnel and the amortization of the acquired assets recorded in connection with the Flix acquisition and the Wildform Support and Services Agreement.

Research and Development. Research and development expenses excluding equity-based compensation, primarily consist of salaries and related expenses and consulting fees associated with the development and production of our products and services, operating lease costs and depreciation costs. Research and development expenses for the three months ended September 30, 2006 were $261,000 as compared to $249,000 for the three months ended September 30, 2005. Research and development expenses for the nine months ended September 30, 2006 were $700,000 as compared to $755,000 for the nine months ended September 30, 2005. The increase of $12,000 for the three months ended September 30, 2006 is primarily attributed to an increase in activity in the improvement of the Flix product line. The decrease of $55,000 for the nine months ended September 30, 2006 as compared with 2005 is primarily attributed to engineering efforts being focused on fulfilling current sales orders.

Sales and Marketing. Sales and marketing expenses excluding equity-based compensation, consist primarily of salaries and related overhead costs, commissions, business development, tradeshow costs, marketing and promotional costs incurred to create brand awareness and public relations expenses. Sales and marketing expenses for the three months ended September 30, 2006 were $263,000 as compared to $219,000 for the three months ended September 30, 2005. Sales and marketing expenses for the nine months ended September 30, 2006 were $623,000 as compared to $524,000 for the nine months ended September 30, 2005. The increases were primarily attributed to an increase in personnel in the marketing area and increases in commissions, tradeshows and targeted advertising.

General and Administrative. General and administrative expenses excluding equity-based compensation, consist primarily of salaries and related overhead costs for general corporate functions including finance, human resources, legal, information technology, facilities, outside legal and professional fees and insurance. General and administrative expenses for the three months ended September 30, 2006 were $843,000 as compared with $586,000 for the three months ended September 30, 2005. General and administrative expenses for the nine months ended September 30, 2006 were $3,383,000 as compared with $1,867,000 for the nine months ended September 30, 2005. The increase for the three months ended September 30, 2006 is primarily due to a increases in bad debt expense, director’s fees, legal and professional fees, consulting fees for the implementation of Sarbanes-Oxley, Section 404, stock listing fees, salaries and related overhead for the addition of personnel and commissions paid for business development. The increase for the nine months ended September 30, 2006 is primarily attributable to $873,000 in legal fees in connection with the Company’s internal investigation into facts and circumstances concerning investor and other communications made by the Company’s former Chairman, Chief Executive Officer and President. There were also increases in professional fees for consulting services related to the Company’s implementation of Sarbanes-Oxley, Section 404, recruiting and relocation expenses for the Company’s new CEO.

Equity-Based Compensation. The Company adopted the provisions of SFAS No. 123R effective January 1, 2006, using the modified prospective transition method. Under the modified prospective method, equity compensation expense is recognized for the portion of outstanding stock option awards granted prior to the adoption of SFAS 123R for which service has not been rendered, and for any future stock option grants and modifications. Equity based compensation, which is presented separately, was $394,000 and $1,215,000 for the three and nine months ended September 30, 2006, respectively. Equity-based compensation of $45,000 and $154,000 is included in cost of revenue for the three and nine months ended September 30, 2006, respectively. On May 1, 2006, the Company’s new CEO was granted 1,500,000 options to purchase the Company’s common stock at an exercise price of $0.90 per share. The options vest on various dates beginning on May 1, 2006 through May 8, 2008. The aggregate estimated fair value was $1,114,000, of which $232,000 and $635,000 was recognized as compensation expense for the three and nine months ended September 30, 2006, respectively. During the three months ended September 2006 the company granted 110,000 shares of restricted common stock to certain employees as compensation, which had a fair value of $70,000 on the date of grant. The Company recognized $31,000 in compensation expense for the three months ended September 30, 2006. The restricted stock vests, on various dates beginning on September 16, 2006.

Interest and other income (expense), net. Interest and other income (expense), net was $(10,000) for the three months ended September 30, 2006 as compared to $(14,000) for the three months ended September 30, 2005. Interest and other income (expense), net was $(36,000) for the nine months ended September 30, 2006 as compared to $(273,000) for the nine months ended September 30, 2005. Interest and other income (expense), net primarily consists of interest earned on money market accounts, interest incurred for capital lease obligations, term-loan, the interest and amortization of debt discount related to the Series A Secured Convertible Debentures, gains and losses incurred on marketable securities and changes in the derivative financial instrument and financing fees for the derivative financial instrument. The decrease in interest and other income (expense), net for the three and nine months ended September 30, 2006 is primarily attributable to a decrease in unrealized losses on marketable securities of the publicly traded stock the company received in 2004 as payment for a license, a decrease in interest and amortization of debt discount related to the Series A Secured Convertible Debentures as a result of the conversion of the debentures into common stock and offset by $51,000 for the costs related to the derivative financing instrument.

At September 30, 2006, the Company had approximately 38 full-time employees. We expect to hire employees as necessary in order to attain our strategic objectives.

Liquidity and Capital Resources

At September 30, 2006, the Company had cash balances of $4,606,000 as compared to $3,976,000 at December 31, 2005. At September 30, 2006, the Company had working capital of $4,925,000 as compared with $4,179,000 at December 31, 2005.

Net cash used in operating activities was $1,687,000 and $3,636,000 for the nine months ended September 30, 2006 and 2005, respectively. The decrease in net cash used in operating activities is primarily attributable to a decrease in the net loss, an increase in equity based compensation and changes in deferred revenue accounts payable, accrued expenses and other liabilities and prepaid expenses and other current assets partially offset by a decrease in the unrealized loss on marketable securities.

Net cash used in investing activities was $44,000 and $1,345,000 for the nine months ended September 30, 2006 and 2005, respectively. The decrease in net cash used in investing activities is primarily due to the 2005 acquisition of the Filx product line from Wildform, Inc.

Net cash provided by financing activities was $2,364,000 and $4,114,000 for the nine months ended September 30, 2006 and 2005, respectively. The decrease is attributable to a decrease in proceeds received from the exercise of common stock options and warrants partially offset by an increase in proceeds form the issuance of common stock and the warrant derivative liability.

We currently have no material commitments for the next 12 months other than those under our operating lease arrangements. These arrangements consist primarily of lease arrangements for our office space in Clifton Park, Tarrytown and New York City. The aggregate required payments for the next 12 months under these arrangements are $163,000. Notwithstanding the above, our most significant non-contractual operating costs for the next 12 months are compensation and benefit costs, insurance costs and general overhead costs such as telephone and utilities. During the next 12 months, we anticipate incurring approximately $600,000 per month in cash operating costs.

The Company believes that existing funds are sufficient to fund its operations through 2007. The Company plans to increase cash flows from operations principally from increases in revenue generated from its compression technology services and products. The Company may also pursue additional financings. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors That May Affect Future Operating Results” in the Company’s 10-K for the year ended December 31, 2005.

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

Impact of Recently-Issued Accounting Pronouncements

None

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company does not currently have any material exposure to interest rate risk, foreign currency risk, exchange rate risk, commodity price risk or other relevant market rate or price risks. However, the Company does have some exposure to foreign currency rate fluctuations arising from both maintaining an office for the Company's U.K. based, wholly owned subsidiary which transacts business in the local functional currency and paying compensation for contract sales personnel based in Europe. The U.K. based subsidiary does not conduct any sales and all their costs are funded in United States dollars. The Company employs on a contract basis two sales consultants based in Europe, each of whom is paid monthly compensation denominated in Euros. To date, the Company has not entered into any derivative financial instrument to manage foreign currency risk and is not currently evaluating the future use of any such financial instruments.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures:

An evaluation as of the end of the period covered by this report was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as required by Securities Exchange Act Rules 13a-15(b) or 15d-15(b). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

(b) Changes in internal controls.

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 5. Legal Proceedings.

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

Beijing E-World

On March 31, 2006, On2 commenced arbitration against its customer, Beijing E-World, relating to a dispute arising from two license agreements that On2 and E-World entered into in June 2003.

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

Although over a year has passed since the conclusion of the previous arbitration, the parties have nevertheless not completed the required porting of On2’s software to two commercially available DSPs.

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

E-World has appeared in the arbitration, although it has not yet filed any responses to On2’s filings in the proceeding. Following E-World’s appearance, it entered into an agreement with On2 pursuant to which E-World agreed by November 30, 2006, to pay On2 an amount (“Settlement Payment”) equal to approximately 25% of the remaining unpaid portion of the License Fees (but not royalties) set forth in the license agreements. Upon payment of the Settlement Payment, the parties will terminate the arbitration, the license agreements will terminate, and On2 will release E-World from all liability arising from the matters underlying the arbitration.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

The Company filed Current Report Form 8-K on July 27, 2006, containing a press release announcing the Company’s results of operations for the quarter ending June 30, 2006.

The Company filed a Current Report on Form 8-K on August 25, 2006 announcing that it had entered into a series of definitive agreements with two institutional investors, led by MidSummer Investment Ltd., in connection with a private placement of $1,750,000 of the Company's common stock, par value $0.01.

The Company filed a Current Report on Form 8-K on September 25, 2006, announcing that it had extended the terms of the employment agreement of Eric Ameres, the Company’s Executive Vice-President and Chief Technology Officer.

The Company filed a Current Report on Form 8-K on October 5, 2006, announcing that it had entered into an agreement with Douglas A. McIntyre, the Company’s former Chairman, President and CEO, under which the parties (i) agreed to extend the expiration date of all vested options to purchase the common stock of the Company held by Mr. McIntyre to March 30, 2007 and (ii) placed certain restrictions on Mr. McIntyre’s ability to exercise the options. In addition, the agreement includes a provision that, if the volume weighted average trading price of the Company’s common stock for each of five consecutive trading days equals or exceeds the exercise price for any option, then either Mr. McIntyre must exercise such option in its entirety or the option shall terminate automatically.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

On2 Technologies, Inc. (Registrant)

November 8, 2006 (Date)	/s/ Anthony Principe (Signature)
Anthony Principe Senior Vice President and Chief Financial Officer (Principal Financial Officer)