Form 10-K
period 2006-12-31
ON2 TECHNOLOGIES, INC.
filed 2007-03-23
CIK 1045280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number 1-15117

On2 Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware	84-1280679
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21 Corporate Drive, Suite 103, Clifton Park, NY (Address of principal executive offices)	12065 (Zip Code)

Registrant’s telephone number, including area code:
(518) 348-0099

Securities to be Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name(s) of Each Exchange on Which Listed
Common Stock	American Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:
NONE

Indicate by check mark if the registrant is a well-seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐   No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, or a non-accelerated filer. (Check one):

Large Accelerated Filer ☐       Accelerated Filer ☐       Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 21, 2007, was approximately $145,414,000.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common stock, $0.01 par value (“Common Stock”), as of the latest practicable date: 103,973,446 shares as of March 20, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference from the Company’s definitive Proxy Statement, to be filed with the Securities and Exchange Commission on or before 120 days after December 31, 2006.

PART I

Item 1. Description of Business

Forward-Looking Statement

This document contains forward-looking statements concerning our expectations, plans, objectives, future financial performance and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In most cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “would,” “can”, “could,” “should,” “expect,” “foresee,” “plan,” “anticipate,” “assume,” “believe,” “estimate,” “predict,” “potential,” “objective,” “forecast,” “goal” or “continue,” the negative of such terms, their cognates, or other comparable terminology.

These statements are only predictions, and actual events or results may differ materially. The forward-looking statements are based on management’s beliefs and assumption using information available at the time. We cannot guarantee future results, levels of activity, performance or achievements. Factors that may cause actual results to differ are often presented with the forward-looking statements themselves. Additionally, other risks that may cause actual results to differ from predicted results are set forth, and in “Risk Factors” on page 15 of this Form 10-K.

Many of the forward-looking statements are subject to additional risks related to our need to either secure additional financing or to increase revenues to support our operations or business or technological factors. We believe that between the funds we have on hand and the funds we expect to generate, we have sufficient funds to finance our operations for the next 12 months. However, additional funds may be required in order to pursue strategic opportunities or for capital expenditures. In addition, there is no assurance that additional funds will not be required to support our operations. In this regard, the business and operations of the Company are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements contained in this Form 10-K. In evaluating our business, you should give careful consideration to the information set forth below under the caption “Risk Factors,” in addition to the other information set forth herein.

We undertake no duty to update any of the forward-looking statements, whether as a result of new information, future events or otherwise. In light of the foregoing, readers are cautioned not to place undue reliance on the forward-looking statements contained in this report.

Item 1. Description of Business

Overview

On2 Technologies is a leading developer of video compression technology. We have developed a proprietary technology platform and the TrueMotion® VPx family (e.g., VP5, VP6, VP7) of video compression/decompression (“codec”) software to deliver high-quality video at the lowest possible data rates over proprietary networks and the Internet to set-top boxes, personal computers and wireless devices. Unlike many other video codecs that are based on standard compression specifications set by industry groups (e.g., MPEG-2 and H.264), our video compression/decompression technology is based solely on intellectual property that we developed and own ourselves.

In 2004, we licensed our video compression technology to Macromedia, Inc. (now Adobe Systems Incorporated) for use in the Flash® multimedia player. In anticipation of Adobe using our codec in the Flash platform, we launched our business of developing and marketing video encoding software for the Flash platform. While our primary focus remains the development of video compression technology, our Flash encoding business has become an increasingly important part of our business.

We offer the following suite of products and services that incorporate our proprietary compression technology:

Products	• • •	Video codecs; Audio codecs; and Encoding and server software, for use with video delivery platforms

Services	• •	Customized engineering and consulting services; and Technical support

Many of our customers are software developers who use our products and services chiefly to provide the following video-related products and services to end users:

TYPE OF CUSTOMER APPLICATION		EXAMPLES

Video and Audio Distribution over Proprietary Networks	• •	Providing video-on-demand services to residents in multi-dwelling units (MDUs) Video surveillance

Consumer Electronic Devices	• •	Digital video players Digital video recorders

Wireless Applications	• •	Delivery of video via satellite Providing video to web-enabled cell phones and PDAs

Video and Audio Distribution over IP-based Networks (Internet)	• • • •	Video-on-demand Teleconferencing services Video instant messaging Video for Voice-over-IP (VOIP) services

User-Generated Content (“UGC”) Sites	• • •
Providing encoding software for use on UGC site operators’ servers
Providing encoding software for users who are creating UGC
Providing transcoding software to allow UGC site operators to convert video from one format to another

In addition, we have recently begun marketing encoding software for use either by end users or by developers who want to add video-encoding functionality to the software they have developed.

We earn revenue chiefly through licensing our software and providing specialized software engineering and consulting services to customers. In addition to up-front license fees, we often require that customers pay us royalties in connection with their use of our software. The royalties may come in the form of either a fee for each unit of the customer’s products containing the relevant On2 software products that are sold or distributed or payments based on a percentage of the revenues that the customer earns from any of its products or services that use our software. Royalties may be subject to guaranteed minimum amounts and/or maximum amounts (e.g., annual caps).

We have recently begun selling additional products and services that relate to our existing relationships with licensees. For instance, if a customer has licensed our software to develop its own proprietary video format and video players, we may sell encoding software to users who want to encode video for playback on our customers’ players or we may provide engineering services to companies that want to modify our customer’s software for use on a specific platform, such as a cell phone. As with royalties or revenue share arrangements, complementary sales of encoding software or engineering services should allow us to participate in the success of our customers’ products. For instance, if a customer’s video platform does well commercially, we would expect there to be a market for encoding software and/or engineering services in support of that platform.

As part of our strategy to develop complementary products that could allow us to capitalize on our customers’ success, in April 2005 we completed the acquisition from Wildform, Inc., of its Flix® line of encoding software. The Flix software allows users to prepare video and other multimedia content for playback on the Adobe Flash player, which is one of the most widely distributed multimedia players. Adobe is currently using our VP6 software as the core video engine for Flash 8 video, which is the latest version of Flash video and is used in the Flash 8 and Flash 9 players. We therefore believed that there was an opportunity for us to sell Flash 8 encoding software to end users, such as video professionals and web designers, and to software development companies that wish to add Flash 8 encoding functionality to their software. We concluded that by taking the well-regarded Flix software and updating it with Flash 8 encoding capability, we could best take advantage of the anticipated success of Flash 8 - by taking the most up-to-date Flash 8 encoding software straight from the company that developed Flash 8 video and combining it with the already well-known Flix brand, which has existed since the advent of Flash video and has a loyal following among users.

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

Another factor that may affect our success is the relative complexity of our video compression software compared with other compression software producing comparable compression rates and image quality. Software with lower complexity can run on a computer chip that is less powerful, and therefore generally less expensive, than would be required to run software that is comparatively more complex. In addition, the process of getting software to operate on a chip is easier if the software is less complex. Increased compression rates frequently result in increased complexity. While potential customers desire software that produces the highest possible compression rates while producing the best possible decompressed image, they also want to keep production costs low by using the lowest-powered and accordingly least expensive chips that will still allow them to perform the processing they require. In addition, in some applications, such as mobile devices, constraints such as size and battery life rather than price issues limit the power of the chips embedded in such devices. Of course, in devices where a great deal of processing power can be devoted to video compression and decompression, the issue of software complexity is less important. In addition, in certain applications, savings in chip costs related to the use of low complexity software may be offset by increased costs (or reduced revenue) stemming from less efficient compression (e.g., increased bandwidth costs).

One of the most significant recent trends in our business is our increasing reliance on the success of the product deployments of our customers. As referenced above, an increasing number of our license agreements with customers provide for the payment of license fees that are dependent on the number of units of a customer’s product incorporating our software that are sold or the amount of revenue generated by a customer from the sale of products or services that incorporate our software. We have chosen this royalty-dependent licensing model because, as a company of only 37 employees and in light of the vast range of conceivable video-enabled devices, we do not have the product development or marketing resources to develop and market end-to-end video solutions. Instead, our codec software is primarily intended to be used as a building block for companies that are developing end-to-end video products and/or services.

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

We believe that we have adopted the licensing model most appropriate for a business of our size and expertise. However, a natural result of this licensing model is that the amount of revenue we generate is highly dependent on the success of our customers’ product deployments. In certain circumstances, we may decide to reduce the amount of up-front license fees and charge a higher per-unit royalty. If the products of customers with whom we have established per unit royalty or revenue sharing relationships or for which we expect to market complementary products do not generate significant sales, these revenues may not attain significant levels. Conversely, if one or more of such customers’ products are widely adopted, our revenues will likely be enhanced.

We are continuing to participate in the trend towards the proliferation of user generated video content on the web. As Internet use has grown worldwide and Internet connection speeds have increased, sites such as MySpace and YouTube, which allow visitors to create and view user generated content (“UGC”), have sprung up and seen their popularity soar. Although initially that consumer generated content consisted primarily of text content and still photographs, the availability of relatively inexpensive digital video cameras, the growth in the number of users with access to broadband Internet connections and improvements in video compression technology have contributed to a rapid rise in consumer-created video content. Weblogs (blogs) and podcasts (broadcasts of audio content to iPod® and MP3 devices) have evolved to include video content. The continued proliferation of UGC video on the Internet and the popularity of Adobe® Flash® video on the web have had a positive effect on our business and has given us the opportunity to license Flash encoding tools for use in video blogs, video podcasts, and to UGC sites or to individual users of those services.

We have recently experienced an increase interest by UGC site operators and device manufacturers to allow users to access UGC content by means of mobile devices, set-top boxes, and other devices. Many of the UGC sites use Flash 8 VP6 video, and while Flash 8 video is available on a vast number of PCs, it is just now beginning to become available on chip-based devices, such as mobile devices and set top boxes. We are therefore witnessing a twofold demand: to integrate Flash 8 video onto non-PC platforms and, until most devices can play Flash 8 content, to provide transcoding software that allows Flash 8 content to be decoded and re-encoded into a format that is supported on devices, such as the 3GPP standard. We are actively working to provide solutions for both of these demands and plan to continue to respond as necessary to the evolution and migration of Flash video.

A continuing trend in our business is the growing presence of Microsoft, Inc. as a principal competitor in the market for digital media creation and distribution technology. Microsoft currently competes with us in the market for digital media servers, players, codecs and other technology and services related to digital distribution of media. Microsoft distributes its competing streaming encoder, media server, player, tools and digital rights management products by bundling them with its Windows operating systems and servers at no additional cost or otherwise making them available free of charge or at a low cost. Microsoft’s practices have caused, and may continue to cause, pricing pressure on our revenue generating products and services and may affect usage of our competing products and formats. Microsoft’s marketing and licensing model has in some cases led, and could continue to lead, to longer sales cycles, decreased sales, loss of existing and potential customers and reduced market share. In addition, we believe that Microsoft has used and may continue to use its competitive position in the computer industry and its financial resources to secure preferential or exclusive distribution, use and bundling contracts for its media delivery technologies and products with third parties, such as ISPs, content delivery networks, content providers, entertainment and media companies, VARs and OEMs, including those third parties with whom we have relationships. Finally, Microsoft’s DRM (digital rights management) product, which prevents unauthorized copying and re-distribution of proprietary content, is widely accepted among movie studios and others in the content industry. Unfortunately, Microsoft’s DRM does not integrate well with non-Microsoft video and audio software, such as ours.

We believe that the latest generation of codec technology, which includes VP7, is superior to Microsoft’s video compression software. We also believe that companies may become more comfortable with using DRM technology produced by companies other than Microsoft.

H.264 is also a competitor in the video compression field. H.264 is a standards-based codec that is the successor to MPEG-4. We believe our technology is superior to H.264, and that we can offer significantly more flexibility in licensing terms than customers will receive when licensing H.264. H.264 has nevertheless gained significant adoption by potential customers because, as a standards-based codec, it has the advantage of having numerous developers who are programming to the H.264 standard and developing products based on that standard. In addition, a number of manufacturers of multimedia processors have done the work necessary to have H.264 operate on their chips, which makes H.264 attractive to potential customers who would like to enable video on devices. For example, Apple Inc. uses H.264 in its QuickTime® player and, as a result, has chosen H.264 for the current generation of video iPods®. These advantages may make H.264 attractive to potential customers and allow them to implement a solution based on H.264 with less initial development time and expense than a solution using On2 Video might require. In addition, there are certain customers that prefer to license standards-based codecs.

The market for digital media creation and delivery technology is constantly changing and becoming increasingly competitive. Our strategy includes focusing on providing our customers with video compression/decompression technology that delivers the highest possible video quality at the lowest possible data rates. To do this, we devote a significant portion of our engineering capacity to research and development. We also are devoting significant attention to enabling our codecs to operate on a wide array of chips. This should encourage use by customers who want to develop video-enabled consumer products in a short timeframe. We are doing this both by bolstering our team of engineers who integrate our codecs on chips and by developing relationships with chip companies and enabling them to perform such integration.

Although we expect that competition from Microsoft, H.264 developers, and others will continue to intensify, we expect that our video compression technology will remain competitive and that our relatively small size will allow us to innovate in the video compression field and respond to emerging trends more quickly than monolithic organizations, such as Microsoft and the MPEG consortium. We also focus on developing relationships with customers who find it appealing to work with a smaller company that is not bound by complex and rigid standards-based licenses and fee structures and that is able to offer sophisticated custom engineering services.

Development of Our Business

We detail the history and evolution of our business under the section “Management’s Discussion and Analysis of Financial Condition and of Operation - Company  - History”.

Business Strategy

Our goal is to be a premier provider of video compression/decompression software technology and compression tools. We are striving to achieve that goal and the goal of building a stable base of quarterly revenues by implementing the following key strategies:

•	Continuing our research and development efforts to improve current codecs and developing new technology that increase the quality of video technology and improve the experience of end users;
•
Using the success of current customer implementations of our technology (e.g., Adobe Flash 8, Skype) to increase our brand recognition, promote new business and encourage proliferation across platforms;

•	Updating and enhancing our existing products, such as the Flix line;
•	Employing flexible licensing strategies to offer customers more attractive business terms than those available for competing technologies;
•
Entering into licensing arrangements with customers that provide for receipt of recurring revenue and/or that offer us the opportunity to market products that complement our customers implementations of our software; and

•	Expanding into international markets by contracting with resellers of our products and services and by developing relationships with large, innovative customers.

Our Technology, Products and Services

We have designed our technology to deliver the highest-quality video at the lowest possible data rates and to encode (compress) and decode (decompress) video on comparatively low-powered chips suitable for consumer electronics products. We currently develop and license a number of products related to our TrueMotion™ line of codecs and TrueCast® line of server and player products for proprietary networks, the Internet and consumer electronic industries. The licensing of our proprietary TrueMotion codec and TrueCast server technology has accounted for 19%, 44%, and 99% percent of our revenue for the three fiscals years ended December 31, 2006, 2005 and 2004, respectively.

We also develop and license a number of products used for encoding video in the Adobe Flash 8 video format, which is used in the Flash 8 and Flash 9 video players. We market these products, which include software packages for end users and software development kits for use by developers, as part of our Flix® product line. The licensing of our Flash encoding products has accounted for 64% and 29% percent of our revenue for the two fiscal years ended December 31, 2006 and December 1, 2005, respectively. Prior to 2005, Macromedia did not use On2’s video compression technology in Flash.

VP6 Codec

We launched the Beta version of our TrueMotion VP6 series of codecs in May 2003 and the official version in October 2003, and we have since released updated versions VP6.1 and VP6.2. VP6 represented a significant improvement over its predecessors, offering a 40% image quality improvement over and 50% faster playback than the previous version of On2’s technology, VP5. VP6 improves upon all the features contained in VP5 and supports real-time encoding at full D1 resolution. Because Adobe/Macromedia is currently using VP6 in its Flash 8 video format, VP6 has become our most widely-deployed technology. Because of VP6’s broad use, and despite the fact that it is not our latest technology, we continue to make improvements to the VP6 technology. It also consistently outperforms Windows Media 9 based on tests of Peak Signal-to-Noise Ratios (PSNR) measured at data rates ranging from dial-up (28.8 Kbps) to DVD and HD (6 to 8 Mbps). Since our introduction of VP6, we have ported it to the following digital signal processors (DSPs) across a range of resolutions: Texas Instruments’ TMS320C64x, Analog Devices’ Blackfin, ARC International’s ARCTangent, Equator Technologies’ MAP-CA and the ARM 7 and ARM 9.

VP7 Codec

We introduced the official version of our TrueMotion VP7 codec in early March 2005. Like prior versions of the TrueMotion codecs, VP7 shows a marked improvement over its predecessors, producing up to a 30% image quality improvement over VP6. Like its predecessor, in objective PSNR tests, VP7 shows better performance than its main competitors, including Windows Media 9, Real 10, and MPEG-4-compatible codecs at data rates ranging from dial-up (28.8 Kbps) to DVD and HD. In addition, VP7 regularly outperforms all but the best implementations of H.264 across data-rates and is highly competitive with the most advanced H.264 implementations. As with VP6, VP7 also supports real-time encoding at full D1 resolution. We have made significant progress - much of it in 2006 - in having VP7 implemented on DSPs, and VP7 currently operates on a number of chips across a range of resolutions.

TrueMotion Encoder Products
Our Encoder enables content owners to re-master and compress their assets efficiently into the VP6 or VP7 format at their own convenience. The Encoder is a key tool for users looking to develop content for our TrueMobile video products. Beginning with capturing uncompressed video through high quality SDI inputs, users can create an optimized digital file using our proprietary re-mastering tools. These tools are geared toward the video professional who wants exact control over the optimization process. Once the raw file has been optimized, our compression software has the capability to create multiple data rate compressed files.

TrueMobile Mobile Video Products

On2’s partnership in late 2005 with China Transport Telecommunications Broadband Network Service Co., Ltd. (CTTnet) of Beijing, China to jointly develop mobile video products marked the launch of On2’s TrueMobile mobile video platform. Research and development that On2 did in the Symbian and Smartphone Mobile environments formed the foundation of the first commercial TrueMobile products, which are based on On2’s VP7 TrueMotion technology.

TrueCast® Server Software

TrueCast Server Software is designed to take full advantage of our industry-leading TrueMotion line of codecs and to guarantee the smoothest delivery of compelling multi-media presentations over private networks (e.g., set-top boxes), embedded platforms or the Internet.

TrueCast comes optimized in two manners: one for transport using our own proprietary protocol, TrueCast Transport Protocol (TTP), and one for RTSP/RTP to various set-top box platforms. TrueCast and VP6/VP7 are an ideal combination for low-bit-rate Video-On-Demand systems. Our TrueCast Servers and our encoder provide the necessary tools for high-quality video over low speed IP connections.

In 2005, we released TrueCast version 8.0. This version of TrueCast provides support for multicast presentations and can simultaneously stream a single audio and video stream from a server, including HTTP-based Web servers, to thousands of users. It also permits local playback of AVI files from a user’s hard disk, and set-top box/DSP platforms from Texas Instruments, Equator Technologies and others.

In addition, TrueCast 8.0 is able to stream content that is captured and encoded directly from “live” video sources using our pioneering VP6, VP7 and earlier-generation On2 real-time encoders. This feature is ideal for time-critical applications, such as streaming live events, video conferencing, Digital Television over DSL and personal video recorders.

Integrations on Chips

VP6, VP7 and earlier generations of On2’s TrueMotion codecs have been ported onto a variety of digital signal processing chips (DSPs) and other integrated circuits. DSPs, video chips (video ICs), and systems-on-a chip (SOCs) are the computer processing chips and components frequently used in consumer products such as DVDs, portable media players, cell phones, and personal digital assistants. The VP6 and VP7 decoders currently run on a wide range of DSPs at various resolutions, and the VP6 encoder operates on several DSPs as well. We and several third parties are also working to port the VP6 and VP7 decoders and encoders to a number of DSPs and other chips. Our recent high-profile implementations by Adobe/Macromedia, Skype and others have greatly increased the incentive for chip manufacturers to quickly implement our codecs on their chips. We believe that by porting to these platforms, we will facilitate the use of On2’s codec in mobile phones, portable media players and other consumer device deployments where the availability of low-cost chips is important.

Encoding Tools for Customer Formats

In 2005, we entered the business of selling video encoding software that allows users to encode video in formats used by two of our customers, Adobe and AOL. Both Adobe’s Flash 8 multimedia player and AOL’s Nullsoft video (NSV) player use On2’s TrueMotion VP6 technology. Although we continue to offer Nullsoft encoding tools, that business constitutes a small fraction of our third-party encoding tool business. The licensing of our Flash encoding tools accounted for 64%, 52%, and 0% percent of our revenue for the three fiscals years ended December 31, 2006, 2005 and 2004, respectively. In 2004, we did license our VP6 technology to Adobe/Macromedia for use in its Flash multimedia player product.

We launched our encoding software business as part of our strategy to capitalize on our customers’ successful deployments of products that incorporate our technology. In particular, we believed that the inclusion of our technology in the widely-distributed Adobe Flash player represented a significant opportunity for us. We acquired the Flix® line of Flash encoding software from Wildform, Inc. to further our plan for rapidly establishing a significant business of marketing Flash encoding tools.

We sell two types of Flash encoding tools. We distribute end-user software, such as our desktop Flix encoding tools (Flix Pro and Flix Standard) and our Flix Engine software, which can operate in desktop or server environments. These products allow users to convert and/or encode video in Flash 6, 7 and 8 formats. We also sell Flash encoder software development kits that allow customers to enable their products to encode in the Flash format. These products range from low-level tools, such as our Flix 8 SDK for DirectShow®, to relatively high-level, more fully-featured tools, such our Flix Engine. The Flix Engine can be integrated with our customers’ applications, as well as being used as an off-the-shelf end user software product.

Our marketing efforts for our encoding tools for Flash are generally directed at three groups of customers. First, we offer our desktop Flix encoding tools (Flix Pro and Flix Standard) for purchase online by end users, both professional and non-professional. Second, we market our desktop and server products directly to enterprise customers, such as content providers and Internet advertising firms. Finally, we promote our Flix SDKs for Flash to software developers. Some developers use our SDKs to integrate our Flash encoder with their software products for sale to end users. Other developers will incorporate our Flash encoder into products that they will use in their own services (e.g., an online video search service might develop a Flash encoding tool for use internally or by its customers).

We believe that the prospects for our Flash encoding business are closely related to the success of Adobe’s Flash player and Flash authoring business. Although the increasing worldwide adoption of Flash players may not ensure the success of our Flash encoder business, the failure of Adobe’s Flash 8 and Flash 9 initiatives would almost certainly have a serious, negative impact on our sales of Flash encoding software.

Services

In addition to licensing our software, we offer a variety of custom engineering and consulting services to our customers. Fees derived from engineering, consulting and support services accounted for 8%, 7% and 14% percent of our revenue for the years ended December 31, 2006, 2005 and 2004, respectively. In particular, we offer the following services:

Custom Engineering and Consulting Services

We provide custom engineering and consulting services designed to support customers or assist prospective customers in evaluating our software. Our engineering and consulting services generally consist of:

•	customizing our software to add a feature, user interface or other function requested by a customer;
•	porting and optimizing our technology platform and algorithm libraries onto chips and embedded devices, such as set-top boxes, mobile phones and other portable devices;
•	evaluating potential customer implementations of our software; and
•	providing technical support for existing customers.

Encoding

We provide encoding services for customers, although this business has significantly contracted as a component of our total revenue. These services consist of the conversion of archival video and audio content into formats for delivery to end-users.

Research and Development

We primary focus of our research and development activities is to advance and expand upon our core codec technology, which improves the video experience for end users. In addition, we devote significant research and development time to exploring new uses of our codecs, such as implementing our software on mobile platforms or in new operating environments. Our research and development efforts have enabled us to provide quality video compression and decompression at lower broadband data rates (e.g., DSL) and certain narrowband data rates (e.g., dial-up and cell phone). Our research in new platforms or operating environments also regularly results in commercial products that may become a significant source of revenue. We believe that continued advances in our technology are key to the success of our business. Consequently, we devote a substantial portion of our resources to our research and development efforts. Research and development expenses, excluding equity-based compensation, for the years ended December 31, 2006, 2005 and 2004 were $972,000, $1,035,000 and $884,000, respectively.

Distribution Methods

Our business consists of developing and marketing our software-based technology products and related services. Because we generally sell our software to companies that will integrate the software with their products or distribute the software themselves in connection with their services, and until recently have not regularly attempted to sell products directly to end users, we do not distribute a high volume of individual copies of software. Our customers usually download copies of software that they have purchased by online file transfer, although we will send them a CD-ROM containing the software at their request. Other than temporary interruptions to Internet service, we do not generally suffer from delays in our distribution network. We usually provide our engineering and consulting services and our product support from our own facilities.

Sales and Business Development

Our sales and business development departments aim to build relationships that fall into two basic categories: product licensing and professional services. These departments focus on engaging chip-set manufacturers, cable and telecommunication companies, manufacturers of hardware platforms for consumer electronic and wireless devices and manufacturers of video-enabled products targeted at commercial and government users. We seek to license our compression software to manufacturers of video or video-enabled equipment and providers of video services, and we seek to encourage developers of chip-sets and software platforms to integrate our codecs within their products. Additionally, our teams focus on selling licenses for our encoding and streaming software to content providers who are delivering video over proprietary networks and to IP-based end users. Our professional services are usually incident to our product licensing and primarily focus on porting or optimizing our compression technologies to multiple hardware platforms used in video delivery solutions by manufacturers who have licensed our compression technology.

International

We believe that we are well positioned to selectively expand our business internationally. We have focused in particular on identifying and capitalizing on opportunities in Asia and Europe. To that end, in the past year we have engaged a number of overseas sales consultants, support contractors and resellers and have thus significantly increased the number of staff focused on sales in Europe and Asia. In addition, we have dramatically increased our participation at international tradeshows and conferences.

For the years ended December 31, 2006, 2005 and 2004, foreign customers accounted for approximately 40%, 27%, and 20% respectively, of total revenue. These customers are primarily located in Asia.

Asia

We believe that Asia, with its numerous broadband networks and high penetration for mobile devices, is one of the strongest markets for our products. Our international sales and business development efforts have been primarily focused in this region to date. Our subsidiary, The Duck Corporation, has significant name recognition in Asia, especially among video game developers, and we continue to enjoy a favorable reputation in Asia based on our history in that market. We have recently significantly expanded the resources we are devoting to sales and marketing in Asia, particularly in Japan, Korea and China, by engaging regional marketing specialists and sales and support consultants and by seeking to increase the number of resellers we have operating in those territories. To date, we have signed reseller agreements for a number of Asian markets, including China, Japan, Korea, Hong Kong, Taiwan and Singapore. For the year ended December 31, 2006, revenue generated from customers located in Asia was $1,868,000, with 31% from Japan, 42% from Korea and 27% from China. For the year ended December 31, 2005, revenue generated from customers located in Asia was $551,000, with 48% from Japan, 23 % from Korea, 21 % from China and 9% from Singapore. For the year ended December 31, 2004, revenue generated from customers located in Asia was $518,000, with 49% from Japan, 29% from Korea and 23% from China.

CTTNet

In January 2006, On2 and CTTnet entered into an agreement to jointly develop and distribute On2 TrueMobile mobile video software in China and the Asian markets. Under the terms of the Agreement, On2 granted CTTNet a license to On2’s VP6 and VP7 software as well as certain reseller rights for China and other Asian markets. On2’s TrueMobile implementation continues to be evaluated by Chinese mobile carriers as part of a lengthy trial process.

Europe

As part of our efforts to expand international sales, we have recently increased the number of sales and marketing resources focused on European customers. Historically we have not had the same success in Europe that we have had in Asia. We nevertheless believe that we have made strides in meeting our goal of increasing the visibility of our compression products in Europe and, specifically, in increasing name recognition and demand for our products in that region. For the year ended December 31, 2006, revenue generated from customers located in Europe was $266,000 with 80% from the Netherlands, 12% from Italy and 8% from the UK. For the year ended December 31, 2005, revenue generated from customers located in Europe was $25,000 all of which was from the Netherlands. For the year ended December 31, 2004, revenue generated from customers located in Europe was $22,000, with 45% from the Finland and 55% from the UK.

Location of Assets and Operations

All of the Company’s assets and operations have been and are currently based within the United States, except for two research and development employees located in the United Kingdom. We did not generate any revenue from our United Kingdom operations for the years ended December 31, 2006, 2005 and 2004.

Competition

We believe that our principal competitive advantage is our ability to deliver video that is comparable or superior in quality to other compression technologies at significantly lower data rates. In the streaming video market, this attribute significantly reduces the amount of bandwidth necessary to deliver video of similar quality and allows our customers to realize a greater profit on their video delivery initiatives by either:

•	lowering the amount of bandwidth that customers need to deliver video,
•	allowing customers to deliver video to more users without increasing bandwidth, or
•	permitting customers to deliver good-quality video at lower data rates than those at which other video codecs can operate effectively.

Increased compression offers similar advantages in storage of video files, enabling customers to:

•	store video at a set resolution using less storage capacity than required by competitive compression software;
•	store more video at a set resolution in a given storage space than competitive compression software; and
•	store more video of a higher quality in a given storage space than competitive compression software.

 Our position as a developer of proprietary video codecs also offers several significant pricing advantages. First, because we are not bound by the pricing constraints placed on the standards bodies, we are able to vary our business terms to respond to our customers’ requests. Second, because we can offer both a license to the intellectual property underlying our technology as well as a codec that implements that technology, our customers do not have to pay multiple layers of licensing fees. In contrast, licensees of MPEG compression technology generally must acquire a license to patents from the MPEG consortium and then either acquire a separate license to or develop at their own cost a codec implementation based on the intellectual property they have licensed.

Our business is highly competitive and affected by rapid change. We believe that the principal competitive factors in our business include technological innovation, versatility of products, pricing, availability of content, ease of integration with and availability of use on low-cost processors, customer service, service offerings and the flexibility to adapt to changing market conditions. Our video compression technology competes with that of companies such as Microsoft and RealNetworks and with standards-based codecs such as MPEG-2, H.264, MPEG-4 and several codecs that position themselves as “MPEG-4-based”. Companies such as Apple, Inc. and DivX, Inc. also have popular players that they have derived from standards-based technology; Apple’s QuickTime® player is based on H.264, and DivX® uses a variant of MPEG-4. In the market for mobile video players, our newly-developed On2 TrueMobile products compete with products from companies such as MobiTV, Inc., GoTV, PacketVideo and SmartVideo. Our server technology faces competition from products marketed by RealNetworks, Microsoft and other companies and various open source server technology.

The size of our company and the fact that we have developed a proprietary, non-standards-based video codec both help and hinder our ability to compete. Companies such as Microsoft and RealNetworks benefit from name recognition that we do not enjoy. Microsoft is also able to use its market power to support aggressive pricing on its products that compete with ours. There are three major standards-based codecs - MPEG-2, H.264 and the less widely-adopted MPEG-4; in addition, Microsoft was instrumental in establishing a standard, named VC1, based on its Window Media 9 technology. With respect to standards-based codecs, there are numerous developers programming to those standards, and there are certain customers that prefer to license standards-based codecs. In addition, because of significant adoption of standards-based codecs and Windows Media 9, there are a number of chip manufacturers that have designed low-cost chips designed to operate with those codecs. The availability of a range of chips means that potential customers of standards-based codecs or Windows Media 9 may not have to incur added cost or experience delays if they choose to use those codecs in their products.

Nevertheless, we believe that our small size and proprietary products frequently are attractive to customers, especially overseas, that will seek to license our products not only because of their superior performance, but also because:

•
our products do not come from Microsoft or a consortium of conglomerates (such as those that own the core intellectual property used in the proprietary codecs), and we offer highly responsive, customized service befitting a company of our size and culture;

•	we offer flexible licensing terms that do not involve burdensome standards-based licenses and fee structures;
•
we license both the intellectual property underlying our compression technology and a full-featured codec implementing that technology, which means that customers do not have to incur additional development and/or licensing costs to produce a working codec; and

•	we are able to upgrade our technology regularly, because we do not have to submit proposed revisions to slow-acting standards committees.

Customers

Our customers, and the potential customers of our resellers, fall into several categories. The customers for our TrueMotion video compression technology and Flash encoding software development kits typically are either software or hardware developers who want to enable their products to store or transmit digital video, or providers of online services that want to add video capabilities to their services. The customers for our engineering services are generally customers of our video compression technology who need assistance customizing our software to work on a certain platform or need us to modify our software to work with their software. In addition, we have begun to provide a growing range of engineering services to customers who have requested customization of our Flash encoding software. Finally, the customers who purchase our Flix Flash encoding tools span the spectrum from individual users to business users, who range from small businesses to large enterprises, such as content providers, operators of UGC sites, and Internet advertising firms who may license single or multiple units of our end user products or copies of our SDKs for use in large-scale deployments.

For the year ended December 31, 2006, our Korean reseller, Ninelanes, Inc. accounted for 10% of the Company’s total revenue. For the year ended December 31, 2005, VideoEgg, Inc and our Japanese reseller, MCS KK, accounted for 20% and 11%, respectively, of the Company’s total revenue. For the year ended December 31, 2004, Macromedia (Adobe) accounted for 47% of the Company’s total revenue.

As of December 31, 2006, four customers accounted for 13%, 12%, 11% and 10% of total accounts receivable. As of December 31, 2005, four customers accounted for 18%, 20%, 11% and 11% of total accounts receivable.

Intellectual Property

We regard much of our technology as proprietary and try to protect it by relying on trademarks, copyrights, patents, trade secret laws and confidentiality agreements. We view our copyrights, service marks, trademarks, trade secrets, proprietary technology and similar intellectual property as critical to our success. We currently hold several U.S. patents and have several U.S. and international patent applications pending. We believe that the patents that are currently issued are material to our business and anticipate that our pending patents will also be of importance to us. While we try to ensure that the security of On2’s intellectual property is maintained through these measures, there can be no assurance that steps we have taken and continue to take to protect our proprietary rights will be adequate or that third parties will not infringe on our intellectual property. In addition, there can be no assurance that third parties will not assert infringement claims against us which, even if not meritorious, could result in the expenditure of substantial resources and management effort.

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

Within the last year, we have faced several efforts to produce open source versions of our software. These efforts involve attempts to evade our copyright and other intellectual property protection by developing software that works with our codec but that purports not to rely on our software code. The newly-developed software is then generally distributed under one of the common open source licenses, such as the GNU General Public License or Lesser Public License. Although open source software that has been reverse engineered from proprietary software in a clean room environment (i.e., without reference to the proprietary source code) may avoid violation of copyright protection, it nevertheless is generally viewed as not avoiding patent protection for techniques used in the software. In the face of these efforts, it has therefore become increasingly important for us to pursue patent protection for our technology, since we could demand that users of open source versions of our software acquire patent licenses from us.

We cannot be certain that the steps we have taken will prevent misappropriation of our proprietary information. Any misappropriation could have a material adverse effect on our business. In the future, we may need to initiate and maintain legal proceedings to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others. That litigation might result in substantial costs and diversion of resources and management attention.

From time to time, we license from third parties technologies that are to be incorporated into some of our products and services. Historically, we have not required any material third party technology licenses. As we have entered into the Flash encoding business, however, we have found it necessary to license third-party software to allow us to decode and encode video and audio files in a variety of formats. We cannot be certain that these third-party technology licenses will continue to be available on commercially reasonable terms, if at all.

Government Regulation

We are not currently subject to direct regulation by any governmental agency other than rules and regulations that apply to businesses and publicly-traded companies generally, except that certain U.S. export controls and import controls of other countries, including controls on the use of encryption technologies, may apply to our products. Laws and regulations specifically pertaining to the Internet are new and developing. These laws or regulations govern matters such as intellectual property, user privacy, e-commerce, information security and taxation. In addition, the applicability of existing laws to the Internet is uncertain and evolving. As a result of this uncertainty, it is difficult to predict the impact, if any, that future regulation or changes in regulation may have on our operations.

Employees

As of December 31, 2006, we had 37 full-time employees. Of the total employees, 24 were engineering and product development personnel, 4 were sales and marketing personnel and 9 were general and administrative personnel.

None of our employees is represented by a labor union, and we consider our relationships with our employees to be good. We supplement our work force from time to time with contractors, administrative personnel through employment agencies and part time employees.

Item 1A. Risk Factors

In evaluating our business, prospective investors and shareholders should carefully consider the following risks in addition to the other information in this Form 10-K or in the documents referred to in this Form 10-K. Any of the following risks could have a material adverse impact on our business, operating results and financial condition and result in a complete loss of your investment.

We may need to obtain additional cash to operate our business and to execute our business plan, and we may not achieve profitability.

Since our inception, we have incurred significant losses and negative cash flow from operations, and as of December 31, 2006, we had an accumulated deficit of approximately $124.5 million. On February 28, 2007, we had cash reserves of approximately $5,307,000. During fiscal 2007, we expect to meet our working capital obligations and other cash requirements with cash derived from the sale of our products and services and from our cash reserves. There can be no assurance, however, that cash derived from the sale of our products and services will be sufficient for our operating needs or that we will be able to achieve profitability on a consistent basis, if at all. In the event that cash used in operations is higher than anticipated and we are unable to secure additional funding, in order to preserve cash, we would be required to further reduce expenditures and effect further reductions in our corporate infrastructure, either of which could have a material adverse effect on our ability to continue our current level of operations. Even if we obtain additional working capital in the near future, to the extent that operating expenses increase or we need additional funds to make acquisitions, develop new technologies or acquire strategic assets, the need for additional funding may be accelerated, and there can be no assurances that any such additional funding can be obtained on terms acceptable to us, if at all.

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

We have not achieved profitability, and it is a possibility that we will continue to incur operating losses for the foreseeable future as we fund operating and capital expenditures in implementing our business plan. Our business model assumes that consumers will be attracted to and use broadband-specific video compression technology to access content available on customer Web sites or over proprietary networks that will, in turn, allow us to provide our technology solutions to customers. Our business model is not yet proven, and we cannot assure you that we will ever achieve or sustain profitability or that our operating losses will not increase in the future. Our business strategy may be unsuccessful, and we may not be able to adequately address all or any of these risks. Even if we are able to achieve profitability, we may be unable to sustain or increase our profitability. In either case, our operating results and liquidity would be harmed.

Our stock price may fluctuate for reasons beyond our control, which could result in losses on your investment in our stock.

Fluctuations in the market price of our common stock may adversely affect our access to capital and financing and our ability to attract and retain qualified personnel. Historically, our common stock price has fluctuated widely, with a 52-week range as of March 20, 2007 of $0.55 to $1.48. We expect fluctuations to continue in the future for a number of reasons, including:

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

Our ability to execute our growth plan and be successful depends on our continuing ability to attract, retain and motivate highly skilled employees. As we continue to grow, we will need to hire additional personnel in all operational areas. We may be unable to retain our key employees or attract, assimilate or retain other highly qualified employees in the future. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. If we do not succeed in attracting new personnel or retaining and motivating our current personnel, customers could experience delays in service, which could, in turn, adversely affect our operating results and revenue. Additionally, retention of highly skilled employees may require additional personnel costs or the issuance of certain equity compensation packages. These factors would reduce profitability and the price of our common stock.

Strategic acquisitions could have a dilutive effect on your investment. Failure to make accretive acquisitions and successfully integrate them could adversely affect our future financial results.

As part of our growth strategy, we may seek to acquire or invest in complementary businesses or technologies. Our goal is to make such acquisitions, integrate these acquired assets into our operations and expand the market for our products and services and possibly offer additional products or services. The process of integrating these acquired assets into our operations may result in unforeseen operating difficulties and expenditures, and may absorb significant management attention that would otherwise be available for the ongoing development of our business. We cannot be certain that the anticipated benefits of any acquisitions will be realized. Acquisitions also involve other risks, including entering geographic markets in which we have no or limited prior experience and the potential loss of key employees.

In addition, future acquisitions by us could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, any of which can materially and adversely affect our operating results and financial position. We cannot be certain that we will be able to obtain the capital necessary to consummate acquisitions or alliances on satisfactory terms, if at all. Further, any businesses that we acquire will likely have their own capital needs, which may be significant, which we could be called upon to satisfy independent of the acquisition price.

Much of our technology relies on owned or licensed intellectual property, and if such rights are not protected from the use of others, including potential competitors, our business prospects may be harmed.

The failure to protect our intellectual property could seriously harm our businesses and prospects because we believe that our technology is unique and that its proprietary nature is critical to our success. If our prospects are harmed, the price of our common stock may decline because we may be less attractive to investors. Our efforts to protect our intellectual property through trademarks, copyrights, patents, trade secret laws, access to information and confidentiality agreements may not be adequate to protect our proprietary rights. Even with all of these precautions, it could be possible for someone else to either copy or otherwise obtain and use our proprietary information without our authorization or to develop similar technology independently. In addition, effective trademark, copyright and trade secret protection may not be available in every country in which our products and services are made available, and policing unauthorized use of our proprietary information is difficult and expensive. We cannot be certain that the steps we have taken will prevent misappropriation of our proprietary information. In the future, we may need to initiate and maintain legal proceedings to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others, which might result in substantial costs and diversion of resources and management attention.

Although we do not currently license material third party technologies the loss of which could adversely affect our business, we do from time to time license from third parties technologies that are to be incorporated into some of our products and services. As we continue to introduce new services that incorporate new technologies, we may be required to license additional technology from others. We cannot be sure that these third-party technology licenses will continue to be available on commercially reasonable terms, if at all.

The broadband video services and technology markets are highly competitive, and our failure to compete effectively could hurt our revenue and reduce our gross margins and profitability.

We face significant competition in the market for our technology and services from strong, firmly entrenched competitors, who are currently providing similar services to low-bandwidth users and high-bandwidth users and have greater financial, technical and marketing resources than us. These and other companies have announced plans to provide broadband video-based services and technology. In addition to competition from other Internet content and technology companies, well-established media distribution companies, particularly in the cable television and satellite markets, have established, and continue to seek to establish, interactive, on-demand digital services through the development of sophisticated digital set-top technology and related back-end server systems. Those competitors could cause us to lose customers and impair our ability to attract new customers.

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

Although we are not currently subject to direct regulation by any governmental agency other than rules and regulations that apply to businesses generally and any export and import controls which may apply to our products, laws and regulations specifically pertaining to the Internet and digital video distribution through other means are new and developing. These laws, when enacted may require us to comply with new procedures or limit the scope of our technology or services, which could raise our expenses or reduce our revenues. The developing laws and regulations govern matters such as online content, intellectual property, user privacy, e-commerce, information security and taxation. Moreover, we may be liable to third parties for any content that we encode, distribute or make available on our website if that content violates a third party’s intellectual property rights or violates any applicable laws, such as obscenity laws or defamation laws. In addition, the applicability of existing laws to the Internet is uncertain and evolving.

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

Item 2. Description of Property

We do not own any real property. We lease approximately 7,000 square feet of space at 21 Corporate Dr., Suite 103, Clifton Park, New York where our principal executive, administrative and engineering offices are located, at an annual rental fee of approximately $106,000. This lease expires on February 1, 2009. In addition, we lease approximately 750 square feet of space for certain of our executives and certain IT staff at 580 White Plains Road, Tarrytown, New York. We pay an annual rent of approximately $53,000 for this space. This lease expires January 2011. Management believes these facilities are all in usable condition and that these facilities are sufficient to meet our needs for the immediate future. Management also believes that both facilities are adequately covered by insurance.

We do not invest in real estate or interests in real estate, real estate mortgages or securities of or interests in persons primarily engaged in real estate.

Item 3. Legal Proceedings

Internal Investigation

On March 2, 2006, On2 filed a Form 8-K, which disclosed that it had voluntarily reported to the Securities and Exchange Commission (“SEC”) that On2 had undertaken an internal investigation into facts and circumstances concerning investor and other communications made by its former Chairman, Chief Executive Officer and President. On2 has completed its internal investigation, and, on May 5, 2006, the Company’s outside law firm submitted its final report to the Board of Directors. On2 subsequently delivered the report to the SEC and the American Stock Exchange on May 9, 2006. The Company has agreed to work with the SEC and the American Stock Exchange in connection with any investigations conducted by them. The Company has not uncovered any evidence of financial impropriety, and thus the Company continues to believe that the investigation will have no effect on previously filed financial statements or lead to any restatement of reported financial results.

Beijing E-World

On March 31, 2006, On2 commenced arbitration against its customer, Beijing E-World, relating to a dispute arising from two license agreements that On2 and E-World entered into in June 2003.

Under those agreements, On2 licensed the source code to its video compression (codec) technology to E-World for use in E-World’s video disk (EVD) and high definition television (HDTV) products as well as for other non-EVD/HDTV products. We believe that the license agreements impose a number of obligations on E-World, including the requirements that:

•	E-World pay to On2 certain minimum quarterly payments; and

•	E-World use best reasonable efforts to have On2’s video codec “ported” to (i.e., integrated with) a chip to be used in EVD players.

On2 has previously commenced arbitration regarding the license agreements with E-World. In March 2005, the London Court of International Arbitration tribunal released the decision of the arbitrator, in which he dismissed On2’s claims in the prior arbitration, as well as E-World’s counterclaims, and ruled that the license agreements remained in effect; and that the parties had a continuing obligation to work towards porting On2’s software to two commercially-available DSPs.

Although over a year has passed since the conclusion of the previous arbitration, the parties have nevertheless not completed the required porting of On2’s software to two commercially available DSPs.

On2’s current arbitration claim alleges that, despite its obligations under the license agreements, E-World has:

•	failed to pay On2 the quarterly payments of $1,232,000, which On2 believes are currently due and owing; and

•	failed to use best reasonable efforts to have On2’s video codec ported to a chip.

On2 has requested that the arbitrator award it approximately $5,690,00 in damages under the contract and grant it further relief as may be just and equitable.

E-World has appeared in the arbitration, although it has not yet filed any responses to On2’s filings in the proceeding. Following E-World’s appearance, it entered into an agreement with On2 pursuant to which E-World agreed by November 30, 2006 to pay On2 an amount in settlement equal to approximately 25% of the remaining unpaid portion of the license fees set forth in the license agreements. Upon payment of the settlement payment, the parties will terminate the arbitration, the license agreements will terminate, and On2 will release E-World from all liability arising from the matters underlying the arbitration. As of the date of filing, E-World has not paid the amount agreed for settlement.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Our common stock is traded on the American Stock Exchange under the symbol “ONT”. The following table sets forth for the fiscal periods indicated the high and low bid prices of our common stock, as reported on the American Stock Exchange, since January 1, 2005:

	High	Low
Fiscal Year 2007
First Quarter (through March, 2007)	$1.55	$1.02
Fiscal Year 2006
First Quarter	$1.48	$0.70
Second Quarter	$1.08	$0.65
Third Quarter	$0.86	$0.55
Fourth Quarter	$1.26	$0.65
Fiscal Year 2005
First Quarter	$1.28	$0.62
Second Quarter	$0.70	$0.52
Third Quarter	$0.94	$0.52
Fourth Quarter	$1.20	$0.55

There were approximately 266 stockholders of record of our common stock as of March 22, 2007.

It is our current policy not to pay cash dividends and to retain future earnings to support our growth. Since our inception, we have not paid any cash dividends and we do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plan Information December 31, 2006
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	16,925,000	$1.00	1,012,000
Equity compensation plans not approved by security holders	0	0	0
Total	16,925,000	$1.00	1,012,000

Performance Graph

The following graph compares the cumulative 5-year total return provided shareholders on On2 Technologies, Inc.'s common stock relative to the cumulative total returns of the AMEX Composite index and the RDG Software Composite index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from 12/31/2001 to 12/31/2006.

	12/01	12/02	12/03	12/04	12/05	12/06

On2 Technologies, Inc.	100.00	88.24	385.29	185.29	311.76	352.94
AMEX Composite	100.00	100.08	144.57	178.46	220.35	262.17
RDG Software Composite	100.00	69.77	86.91	97.48	97.30	107.31

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Recent Issuances of Unregistered Securities and Use of Proceeds from Unregistered Securities

Series D Convertible Preferred Stock

On October 28, 2004, we completed a private placement of its convertible securities (the “MidSummer Transaction”) to MidSummer Investment Ltd. and Islandia L.P (the “Series D Investors”). The Company received gross proceeds of $4,000,000 and net proceeds of approximately $3,699,000. We paid a fee of $240,000 to H.C. Wainwright & Co., Inc. (“Wainwright”), and issued certain common stock warrants described below, for Wainwright’s services as placement agent in the MidSummer Transaction. In addition, we paid approximately $61,000 in additional fees relating to the MidSummer Transaction and registration for resale of the common stock issuable upon conversion of the securities issued in connection with the MidSummer Transaction. In exchange for the proceeds, the Company issued 4,000 shares of a new Series D convertible preferred stock (the “Series D Preferred Stock”), which are convertible into an aggregate of 5,714,286 shares (at an initial conversion price of $0.70 per share) of our common stock, par value $0.01. The Series D Preferred Stock is subject to a guaranteed 8% annual dividend, payable quarterly, and is mandatorily redeemable by the Company over an eighteen-month period starting in October 2006. Such redemptions can be made in cash or shares of our common stock, at our option. If redemptions are made in common stock, the shares are valued at the average of the volume weighted average trading price of our common stock for the twenty trading days immediately prior to the redemption date. In addition, we granted the Investors a Series A Warrant and Series B Warrant, each of which is exercisable for 2,994,011 shares of our common stock. The Series A Warrant, which has been exercised as described below, bore an exercise price of $0.65 and could be redeemed by us for $0.01 if our common stock trades at or above $0.845 for 10 consecutive trading days at any point after the shares of common stock underlying the Series A Warrant had been registered for resale. The Series B Warrant bears an exercise price of $0.76 and expires on October 27, 2009. The Series D Preferred Stock and warrants are subject to weighted-average anti-dilution protection for issuances of securities below the exercise price. We relied on Section (4)(2) of the Securities Act in issuing the debentures and warrants without registration.

On October 28, 2004, we issued to Wainwright 285,714 warrants (the “Wainwright Warrants”). These warrants were further payment, in addition to the $240,000 cash fee described above, for Wainwright’s services as placement agent in connection with the MidSummer Transaction. Warrants in this series are exercisable for shares of our common stock at an exercise price of $0.70 per share, expire on October 27, 2009 and are subject to weighted-average anti-dilution protection for issuances of securities below the exercise price.

The Company has filed a registration statement with the SEC for resale of the common stock issuable upon conversion of the Series D Preferred Stock, Series A Warrants, Series B Warrants, and Wainwright Warrants. The Series D Investors have since exercised all of the Series A Warrants and have paid the exercise price of $1,946,000 to the Company. In addition, the Series D Investors have also converted 917 shares of the Series D Preferred Stock into 1,317,000 shares of our common stock.  Upon receipt of the Series A Warrant exercise fee, we paid Wainwright a cash fee of $60,000 as further compensation for acting as placement agent on the MidSummer Transaction. In January 2006 Wainwright exercised 202,000 warrants, and we received $127,000 in cash for the exercise.

Issuance of Common Stock in Connection with the Acquisition of the Flix Business

On April 29, 2005, we completed the acquisition of certain assets related to the “Flix” software line of business of Wildform, Inc. (“Wildform”). In connection with the acquisition, On2 and Wildform entered a Support and Maintenance Agreement, dated as of April 29, 2005, under which Wildform agreed to perform certain software integration, technical support and marketing services. In consideration for the services, we agreed to pay Wildform $160,000 and 280,000 shares of common stock, issuable upon the anniversary of the closing date. Accordingly, we have issued the 280,000 shares to Wildform on April 28, 2006. We relied on Section (4)(2) of the Securities Act in agreeing to issue the Stock without registration. We have agreed to file a registration statement to register the shares of common stock issuable to Wildform.

Issuance of Common Stock in August 2006

In August 2006, we completed the sale of 3,070,175 shares of our common stock at $0.57 per share. The sale of common stock raised gross proceeds for us of $1,750,000. The purchasers of these shares also received a warrant to purchase an aggregate of 2,302,632 additional shares of our common stock exercisable for a period of five years at an exercise price of $0.77 per share. The offering was exempt from registration under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. The common stock and warrants were offered and sold to Midsummer Investment and Rockmore Investment , both of which are two “accredited investors,” as that term is defined in Rule 501 of Regulation D, both of which are institutional investors, in compliance with Rule 506.

Kuhns Brothers, Inc. acted as private placement agent in the offering to Midsummer Investment and Rockmore Investment and earned commissions of $87,500. We also granted a warrant to Kuhns Brothers, Inc. to purchase 42,982 shares of our common stock at an exercise price of $0.57 per share. The offering was exempt from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder. In connection with the offering, we also granted Gregory Dryer, a registered employee of Kuhns Brothers, Inc., a warrant to purchase 79,825 shares of our common stock at an exercise price of $0.57 per share. The offering was exempt from registration under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. Both Kuhns Brothers and Mr. Dryer are “accredited investors,” as that term is defined in Rule 501 of Regulation D. We have filed a registration statement with the SEC for the resale of the Common Stock issued or issuable in connection with this private placement.

Item 6.    Selected Financial Data.

	For the years ended December 31,
Statements of Operations Data	2006	2005	2004	2003		2002

Revenue	$6,572,000	$2,208,000	$3,028,000		$3,302,000	$3,353,000

Total operating expenses	10,162,000	6,497,000	6,518,000		5,665,000	8,621,000

Loss from operations	(3,590,000)	(4,289,000)	(3,490,000)		(2,363,000)	(5,268,000)

Interest and other income (expense), net	(1,226,000)	(284,000)	47,000		(2,000)	(5,000)

Provision for income taxes	30,000	32,000	2,000		10,000	28,000

Net loss	(4,846,000)	(4,605,000)	(3,445,000)		(2,375,000)	(5,301,000)

Convertible preferred stock deemed dividend	68,000	2,844,000	120,000		228,000	668,000
Convertible preferred stock 8% dividend	285,000	325,000	57,000
Accretion of costs associated with the Series D Preferred stock		175,000	14,000
Net loss attributable to common stockholders	$(5,199,000)	$(7,949,000)	$(3,636,000)		$(2,603,000)	$(5,969,000)

Basic and diluted net loss attributable to common stockholders per common share	$(0.09)	$(0.05)	$(0.04)	$		$(0.11)

	December 31,
Balance Sheet Data	2006	2005	2004	2003	2002
Cash and cash equivalents	$4,961,000	$3,976,000	$5,418,000	$2,963,000	$553,000
Working capital	5,268,000	4,179,000	5,466,000	3,520,000	731,000
Total assets	7,887,000	6,314,000	6,610,000	4,128,000	2,080,000
Convertible debentures		244,000	330,000	409,000	569,000
Capital lease obligations	53,000	26,000	43,000		9,000
Series D redeemable convertible preferred stock	3,083,000	3,790,000	1,156,000
Convertible preferred stock	19,000	19,000	33,000	56,000	99,000
Common stock and APIC	125,566,000	120,695,000	115,663,000	110,970,000	106,018,000
Accumulated deficit and other comprehensive loss	(124,522,000)	(119,350,000)	(111,400,000)	(107,740,000)	(105,135,000)
Total stockholders’ equity	1,033,000	1,364,000	4,296,000	3,286,000	982,000

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements, including the notes thereto, appearing elsewhere in this report.

Overview

We are a leading video compression technology firm. We have developed a proprietary technology platform and video compression/decompression software (“codec”) to allow the efficient storage of high-quality video and delivery of that video at the lowest possible data rates over proprietary networks and the Internet to personal computers, wireless devices and set-top boxes. We offer a suite of products and services based on our proprietary compression technology and multimedia server software. Our service offerings include customized engineering, consulting services, technical support and high-level video encoding. In addition, we license our software products, which include video and audio codecs and encoding and server software, for use with video delivery platforms. We have also recently begun to license software that encodes video in the Adobe/Macromedia Flash 8 format; the Flash 8 format uses our VP6 video codec.

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

In June of 1999, The Duck Corporation was merged with and into a wholly-owned subsidiary of Applied Capital Funding, Inc., a public company whose name was concurrently changed to On2.com Inc. and subsequently changed to On2 Technologies, Inc. At that time, we had developed proprietary technology that enabled the compression, storage and streaming of high quality video signals over high bandwidth networks (i.e. broadband). We adopted a business model in which we would develop our own broadband content network powered by our proprietary technology. We intended to generate revenue through advertising sales and electronic commerce. From June of 1999, through the first quarter of 2000, we made three acquisitions: MetaVisual Creations Limited (“Metavisual”), Celebrity Interviews (“CII”) and Quickband Networks, Inc. (“Quickband”). Metavisual was a compression technology firm located in the United Kingdom and had developed its own video compression technology. That technology is instrumental in the compression technology we offer today.

By the second quarter of 2000, with the rapid decline in the Internet industry and the lack of interest in content networks, we determined that operating a content network would not be profitable for the foreseeable future. Based on market conditions, we decided to cease production on our content network and developed a strategic business model to distribute our video compression technology to IP-based clients as well as those offering video through proprietary networks, consumer electronics and wireless devices. This is the business model under which we currently operate.

In view of the rapidly evolving nature of our business and our limited operating history, we have limited experience forecasting our revenues and operating costs. Therefore, we believe that period-to-period comparisons of financial results are not necessarily meaningful and should not be relied upon as an indication of our future performance. To date, we have incurred substantial costs to create technology products and services. As of December 31, 2006, we had an accumulated deficit of $124.5 million. We will continue to incur costs to develop, introduce and enhance products and services, build brand awareness and expand our business. We may also incur significant additional costs related to technology, marketing or acquisitions of businesses and technologies to respond to changes in this rapidly developing industry. These costs may not correspond with any meaningful increases in revenues in the near term, if at all, and may therefore result in negative operating cash flows until such time as we generate sufficient revenues to offset such costs.

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

Equity-Based Compensation   In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share-Based Payment” (“SFAS 123R”), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations as an operating expense, based on their fair values on grant date. Prior to the adoption of SFAS 123R, we accounted for stock based compensation using the intrinsic value method. We adopted the provisions of SFAS No. 123R effective January 1, 2006, using the modified prospective transition method. Under the modified prospective method, non-cash compensation expense is recognized under the fair value method for the portion of outstanding share based awards granted prior to the adoption of SFAS 123R for which service has not been rendered, and for any future share based awards granted or modified after adoption. Accordingly, periods prior to adoption have not been restated. We recognize share-based compensation cost associated with awards subject to graded vesting in accordance with the accelerated method specified in FASB Interpretation No. 28 pursuant to which each vesting tranche is treated as a separate award. The compensation cost associated with each vesting tranche is recognized as expense evenly over the vesting period of that tranche.

Valuation of Goodwill, Intangible Assets and Other Long-Lived Assets. In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS 142 requires goodwill and other intangible assets to be tested for impairment at least annually, and written off when impaired, rather than being amortized as previously required.

Long-lived assets and identifiable intangibles with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. As of December 31, 2005, we believe that no such impairment has occurred.

Results of Operations

Revenue. Our revenue for the years ended December 31, 2006, 2005 and 2004 was $6,572,000, $2,208,000 and $3,028,000, respectively, and was derived from the sale of software licenses, engineering and consulting services and license royalties. Our revenue increased $4,364,000 for the year ended December 31, 2006 as compared with 2005. The increase is primarily attributable to an increase in license sales of our Flix product line and license royalties. As a percent of total sales, license revenue decreased to 83% in 2006 from 88% in 2005, while engineering services and support increased to 8% in 2006 from 7% in 2005. Royalties increased to 9% of sales in 2006 from 5% in 2005.

For the year ended December 31, 2006, license revenue was $5,472,000 of which our VPx licenses were $1,266,000 and Flix licenses were $4,206,000. For the year ended December 31, 2005, license revenue was $1,947,000, of which the Company’s VPx licenses were $1,296,000 and Flix licenses were $651,000. For the year ended December 31, 2004 license revenue was $2,578,000.

The following table sets forth the allocation of revenues, in terms of percentages, for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004

Licenses	83%	88%	85%

Engineering services and support	8	7	14

Royalties	9	5	1

Total	100%	100%	100%

For the years ended December 31, 2006, 2005 and 2004, software licenses were the significant revenue stream and are expected to be the significant future revenue stream as we continue to provide these services and products to clients who deliver high quality video to proprietary networks, consumer electronic devices, wireless applications and IP-based end users.

OPERATING EXPENSES

Year ended December 2006 versus 2005:

Our operating expenses consist of cost of revenues, research and development, sales and marketing and general and administrative expenses. Our operating expenses for the year ended December 31, 2006 were $10,162,000 compared with $6,497,000 for the year ended December 31, 2005.

Cost of Revenue. Cost of revenue includes personnel and related overhead expenses, rent and related energy costs, consulting costs, fees paid for licensed technology, depreciation, amortization of purchased technology and certain other operating expenses. Cost of revenue was $2,328,000 for the year ended December 31, 2006, compared with $1,919,000 for the year ended December 31, 2005. Cost of revenue increased $409,000 for the year ended December 31, 2006 compared with 2005. The increase is primarily attributable to an increase of approximately $80,000 in personnel and related overhead allocated to cost of revenue from the addition of one software engineer, an increase of $172,000 in equity-based compensation and an increase of $82,000 in amortization of the acquired Flix software assets.

Research and Development. Research and development expenses (excluding equity-based compensation), includes personnel and related overhead expenses, rent and related energy costs and depreciation, associated with the development and pre-production of our products and services. Research and development expenses were $972,000 and $1,035,000 for the years ended December 31, 2006 and 2005, respectively. The decrease of $63,000 is primarily attributed to a higher percentage of our engineers working on customer projects. We believe that continued investments in research and development are necessary to improve our competitive advantage, and we will continue to invest in such costs as considered necessary.

Sales and Marketing. Sales and marketing expenses (excluding equity-based compensation), consist primarily of salaries and related overhead costs and increases in year end bonuses, commissions, tradeshow costs, marketing and promotional costs incurred to create brand awareness and public relations expenses. Our sales and marketing expenses for the year ended December 31, 2006 were $1,093,000 compared with $794,000 for the year ended December 31, 2005. The increase of $299,000 is primarily attributable to an increase in personnel and related overhead expenses from the addition of two sales and two marketing people and an increase in tradeshow, advertising and promotional costs. We intend to continue to recruit and hire experienced personnel, as necessary, to sell and market our products and services.

General and Administrative. General and administrative expenses (excluding equity-based compensation), consist primarily of salaries and related overhead costs for general corporate functions including legal, finance, human resources and management information systems. Also included are outside legal and professional fees, stock-listing fees, reserve for uncollectible accounts receivable and general liability and directors and offices’ liability insurance. Our general and administrative costs for the year ended December 31, 2006 were $4,384,000, compared with $2,749,000 for the year ended December 31, 2005. The increase of $1,635,000 is attributable to an increase in outside legal fees of $1,069,000 (including $1,010,000 associated with the investigation relating to the Company’s former President, Chief Executive Officer and Chairman), recruiting fees of $216,000 associated with the selection, recruitment and relocation of the Company’s new CEO, increase in consulting fees increased $163,000 (including $107,000 associated with our preparation for Sarbanes-Oxley Section 404), an increase in our bad debt provision of $117,000 and an increase in stock listing fees of $55,000.

Equity-Based Compensation. In December 2004, FASB issued SFAS 123R, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations as an operating expense, based on their fair values on grant date. Prior to the adoption of SFAS 123R we had accounted for stock based compensation using the intrinsic value, if any. We adopted the provision of SFAS No. 123R effective January 1, 2006, using the modified prospective transition method. Under the modified prospective method, non-cash compensation expense is recognized for the portion of outstanding stock option awards granted prior to the adoption of SFAS 123R for which service has not been rendered, and for any future stock option grants. Accordingly, periods prior to adoption have not been restated. We recognize share-based compensation cost associated with awards subject to graded vesting in accordance with the accelerated method specified in FASB Interpretation No. 28 pursuant to which each vesting tranche is treated as a separate award. The compensation cost associated with each vesting tranche is recognized as expense evenly over the vesting period of that tranche. Equity-based compensation costs for the year ended December 31, 2006 was $1,554,000, of which $169,000 is included in cost of revenue, $98,000 is classified as research and development, $103,000 is classified as sales and marketing and $1,184,000 is classified as general and administrative. During the year ended December 31, 2006, we recognized expense of $1,389,000 related to stock options issued to employees and $37,000 related to 110,000 shares of restricted stock issued to an employee and certain consultants. Additionally, for the year ended December 31, 2006 our former President, Chief Executive Officer and Chairman was granted extensions on stock options, and we recorded $128,000 of compensation expense related to those extensions. There was no equity-based compensation for the year ended December 31, 2005. During 2004, we had granted restricted stock to its employees and directors as compensation. We issued 870,000 shares of our common stock, with a fair value of $835,000, which was recognized as compensation expense in 2004.

Interest and Other Income (Expense), Net. Interest and other income (expense) was $(1,226,000) for the year ended December 31, 2006, compared with $(284,000) for the year ended December 31, 2005. Interest and other income (expense) primarily consist of net gains (losses) on marketable securities, interest earned on our cash and cash equivalent balances, interest on capital lease obligations and indebtedness, the amortization of debt discounts and for 2006, the increase in the increase in the incremental fair value of the warrant derivative liability. The $1,226,000 in interest and other expense, net for the year ended December 31, 2006 consists primarily of other expense of $1,304,000, interest income of $95,000 and interest expense of $17,000.

Other expense of $1,304,000 consists primarily of $1,078,000 associated with the increase in the fair value of the warrant derivative liability at December 31, 2006 resulting from the increase in our stock price of $1.20 on December 31, 2006, compared with $0.70 on September 30, 2006, and financing costs of $186,000, of which $135,000 is associated with the expiration of a warrant extension granted in January 2006.

Interest income of $95,000 was derived primarily from interest earned on our excess cash balances. The cash was invested in both a money market account and short term fixed income securities.

Interest expense of $17,000 is primarily interest paid on capital leases, the term loan used to finance our directors and officers liability insurance, interest paid in shares of our common stock to a holder of Series A Secured Convertible Debentures and amortization of debt discount.

Income Taxes. Income taxes reflect state and local franchise taxes and foreign withholding taxes. Income taxes were $30,000 and $32,000 for the years ended December 31, 2006 and 2005, respectively.

Year ended December 31, 2005 versus 2004:

Cost of Revenue. Our cost of revenue includes personnel and related overhead expenses, rent and related energy costs, fees paid for licensed technology, depreciation, amortization of purchased intangible assets and certain other operating expenses. Our cost of revenue was $1,919,000 for the year ended December 31, 2005, compared with $1,437,000 for the year ended December 31, 2004. Cost of revenue increased $482,000 for the year ended December 31, 2005, compared with 2004. The increase is primarily attributable to an increase of approximately $124,000 in personnel and related overhead, $203,000 associated with the support of the Flix product line by Wildform in 2005 and $164,000 in amortization of the Flix software assets.

Research and Development. Our research and development expenses, excluding equity based compensation, includes personnel and related overhead expenses, rent and related energy costs and depreciation, associated with the development and pre-production of our products and services. Our research and development expenses were $1,035,000 and $884,000 for the years ended December 31, 2005 and 2004, respectively. The increase of $151,000 is primarily from an increase of approximately $156,000 in personnel and related overhead attributed to research and development.

Sales and Marketing. Our sales and marketing expenses, excluding equity based compensation, consist primarily of salaries and related overhead costs, tradeshow costs, marketing and promotional costs incurred to create brand awareness and public relations expenses. Our sales and marketing expenses for the year ended December 31, 2005 were $794,000, compared with $459,000 for the year ended December 31, 2004. The increase of $335,000 is primarily attributable to an increase in personnel and related overhead expenses and an increase in tradeshow and promotional costs.

General and Administrative. Our general and administrative expenses, excluding equity based compensation, consist primarily of salaries and related overhead costs for general corporate functions including legal, finance, human resources and management information systems. Also included are outside legal and professional fees, stock-listing fees, reserves for uncollectible accounts receivable and costs of liability and directors and offices’ insurance. General and administrative costs for the year ended December 31, 2005 were $2,749,000, compared with $3,068,000 for the year ended December 31, 2004. The decrease of $319,000 is attributable to a decrease in outside legal fees, stock listing fees and a decrease in the reserve for uncollectible accounts receivable partially offset by an increase in personnel and related overhead expenses as a result of increases in labor and related overhead rates.

Equity-Based Compensation. The Company had no equity based compensation expense in 2005. During 2004 we granted restricted stock to its employees and directors as compensation. We issued 870,000 shares of our common stock, with a fair value of $835,000. The related compensation expense of $835,000 was recognized in 2004, including $165,000 included in cost of revenue.

Interest and Other Income (Expense), Net. Interest and other income (expense) was $(284,000) for the year ended December 31, 2005 as compared with $47,000 for the year ended December 31, 2004. The $284,000 in interest and other expense, net for the year ended December 31, 2005 is primarily a result of a $339,000 unrealized loss on marketable equity securities, interest paid on debt of $39,000 partially offset by interest earned on our cash balances of $89,000 and $5,000 in other income.

At December 31, 2006, we had approximately 37 full-time employees. We expect to hire employees as necessary in order to attain our strategic objectives.

Liquidity and Capital Resources

At December 31, 2006, we had cash and cash equivalents of $4,961,000, compared with $3,976,000 at December 31, 2005. At December 31, 2006 we had working capital of $5,268,000, compared with $4,179,000 at December 31, 2005.

Net cash used in operating activities was $1,590,000 and $4,307,000 for the years ended December 31, 2006 and 2005, respectively. The net cash used in operating activities during 2006 consisted principally of a net loss of $4,846,000 and an increase in accounts receivable, net of $589,000, partially offset by equity-based compensation of $1,554,000, an expense of $1,078,000 associated with an increase in the estimated fair value of the warrant derivative liability, an increase in accounts payable and accrued expenses of $136,000, an increase in deferred revenue of $467,000, depreciation and amortization of $336,000 and other equity-based charges of $261,000. The net cash used in operating activities during 2005 consisted principally of a net loss of $4,605,000 and an increase in accounts receivable, net of $497,000, partially offset by an unrealized loss on marketable equity securities of $339,000 and depreciation and amortization of $236,000.

Net cash used in investing activities was $76,000 and $1,420,000 for the years ended December 31, 2006 and 2005, respectively. The decrease in 2006 is primarily due to $1,229,000 of cash used in connection with the purchase of the Flix software line during 2005.

Net cash provided by financing activities was $2,654,000 and $4,286,000 for the years ended December 31, 2006 and 2005, respectively. The decrease is attributable a decrease in the proceeds from the exercise of common stock options and warrants, net, partially offset by an increase in proceeds attributed to the warrant derivative liability and the issuance of common stock.

The Company currently has no material commitments for the next 12 months other than those under operating lease arrangements. These arrangements consist primarily of lease arrangements for our office space in Clifton Park and Tarrytown, New York, and Cambridge, UK. The aggregate required payments for the next 12 months under these arrangements are $165,000. Additionally, notwithstanding the above, our most significant non-contractual operating costs for the next 12 months are compensation and benefit costs, insurance costs and general overhead costs such as telephone and utilities. During 2007, we anticipate incurring approximately $750,000 per month in cash operating costs.

We believe that existing funds are sufficient to fund our operations through 2007. We plan to increase cash flows from operations principally from increases in revenue generated from its compression technology services and products. We may also pursue additional financings. See Item 1A “Risk Factors” above.

In August 2006, we completed the sale of 3,070,000 shares of its common stock with detachable five-year warrants to purchase 2,303,000 shares of our common stock at an exercise price of $0.77 per share, to two institutional investors, led by Midsummer Investments Ltd., and received net proceeds of $1,628,000.

The warrants contain certain anti-dilution provisions and, accordingly, we accounted for the fair value of the warrants as a derivative liability (warrant derivative liability) subject to SFAS No. 133. The fair value of the warrants issued, as calculated using the Black Scholes pricing model, was $1,251,000 and represents the portion of the proceeds from the financing that was attributed to the warrant derivative liability. The warrant fair value will be revalued at each balance sheet date, using the Black Scholes pricing model, with changes in value recorded in the statement of operations as income or expense. On December 31, 2006 the warrant derivative fair value was $2,329,000 and the increase in value of $1,078,000 is included as an expense in interest and other income (expense), net. We paid financing costs in the amount of $122,000 of which $51,000 is associated with the warrants, and is included in interest and other income (expense), net in our consolidated financial statements for the twelve months ended December 31, 2006.

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

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Tabular Disclosure of Contractual Obligations

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Capital lease obligation	$61,000	$28,000	$33,000
Operating lease for office space	493,000	$156,000	275,000	$53,000	$9,000
Total	$554,000	$184,000	$308,000	$53,000	$9,000

Impact of Recently Issued Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, (“FIN48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. We must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes. We will adopt the provisions of this statement beginning in the first quarter of 2007. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings on January 1, 2007. We do not anticipate that the adoption of this statement will have a material effect on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires employers to: (a) recognize in its statement of financial position an asset for a plan’s over funded status or a liability for a plan’s under-funded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. We currently have no Post Retirement Benefit Plan.

Also in September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements’” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged provided that the reporting entity has not yet issued financial statements for that fiscal year including financial statements for an interim period within that fiscal year. We believe that several accounts will be affected on the adoption of SFAS No. 157 statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies with an option to report selected financial assets and liabilities at their fair values. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with FASB’s long-term measurement objectives for accounting for financial instruments. We are currently evaluating the effects of the adoption of SFAS No. 159.

Limitation on Use of Net Operating Loss and Other Tax Credit Carry-Forwards

At December 31, 2006, we had available net operating loss carry-forwards of approximately $90,083,000. The net operating loss carry-forwards expire at various dates through 2026.

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

The merger of The Duck Corporation with and into a wholly-owned subsidiary of Applied Capital Funding, Inc. in 1999 may have involved an “ownership change,” and thus we may be unable to use a material portion of our available net operating loss carry-forwards. Furthermore, in the ordinary course of our business operations we have and may continue to issue shares in conjunction with acquisitions or additional financing, to meet our growth objectives and liquidity constraints. In addition, the exercise of outstanding warrants and certain options to purchase shares of our common stock may require us to issue additional shares of common stock. Past and future issuances of shares of common stock may limit our ability to use a substantial amount of our available net operating loss carry-forwards to reduce future taxable income.

The extent of the actual future use of our net operating loss carry-forwards is subject to inherent uncertainty because it depends on the amount of otherwise taxable income we may earn. We cannot be certain that we will have sufficient taxable income in future years to use any of our net operating loss carry-forwards before they would otherwise expire.

Item 7A Quantitative and Qualitative Disclosures About Market Risk

We do not currently have any material exposure to interest rate risk, foreign currency risk, exchange rate risk, commodity price risk or other relevant market rate or price risks. However, we do have some exposure to foreign currency rate fluctuations arising from maintaining an office for our U.K. based, wholly-owned subsidiary which transacts business in the local functional currency and from paying consulting fees to certain of its European-based sales contractors in Euros. Our U.K. based subsidiary does not conduct any sales and all their costs are funded in United States dollars. To date, we have not entered into any derivative financial instrument to manage foreign currency risk, and we are not currently evaluating the future use of any such financial instruments.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements are included herein and filed as a part of this report. See Index on page F-1.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934) as of the end of the period covered by this Form 10-K for the fiscal year ended December 31, 2006. Based upon this evaluation process, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective.

(b)	Changes in Internal Controls

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, that occurred during the fiscal quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons and Corporate Governance

The information required is incorporated by reference from the sections entitled “Directors and Executive Officers”, “The Board of Directors” and “Compliance with Section 16(a) of the Exchange Act” contained in the 2007 Proxy Statement, which is to be filed with the Securities and Exchange Commission on or about April 16, 2007 (the “2007 Proxy Statement”).

Item 11. Executive Compensation

The information required is incorporated by reference from the section entitled “Executive Compensation” contained in the 2007 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required is incorporated by reference from the sections entitled “Security Ownership of Principal Stockholders” and “Security Ownership of Executive Officers and Directors” contained in the 2007 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independance

The information required is incorporated by reference from the section entitled “Certain Relationships and Related Transactions” contained in the 2007 Proxy Statement.

Item 14. Principal Accounting Fees and Services.

The information required is incorporated by reference from the section entitled “Proposal To Ratify the Appointment of Eisner LLP” contained in the 2007 Proxy Statement.

PART IV

Item 15. Exhibits.

 Exhibits

The exhibits listed in the Index to Exhibits, which appears below, are filed as a part of this annual report.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date Filed	Filed Herewith

3.1	Certificate of Incorporation of the Company	10-K	April 2, 2001
3.2	Bylaws of the Company	8-K	Feb. 8, 2006
4.1	Securityholders Agreement, dated as of Dec. 1, 1999, between the Company and thirteen securityholders party thereto	10-K	March 30, 2000
4.2	Form of Investor Rights Agreement, dated as of Dec. 1, 1999,between the Company and each of nine investors	10-K	March 30, 2000
4.3	Form of Warrant issued to the investors party to the Investor Rights Agreement	10-K	March 30, 2000
4.4	Form of Investors’ Rights Agreement between the Company and the holders of Series C Preferred Stock, Series C-II Preferred Stock and Series C-III Preferred Stock	S-3	Dec. 8, 2000
4.5	Certificate of Designations for the Company’s Series C Preferred Stock	10-K	April 2, 2001
4.6	Certificate of Designations for the Company’s Series C-II Preferred Stock	10-K	April 2, 2001
4.7	Certificate of Designations for the Company’s Series C-III Preferred Stock	10-K	April 2, 2001
4.8	Form of Warrant issued to the holders of Series C, Series C-II and Series C-III Preferred Stock	10-K	April 2, 2001
4.9	Common Stock Purchase Agreement, dated as of July 18, 2001 by and between the Company and Real.	SB-2/A	Sept. 13, 2001
4.10	Investor Rights Agreement, dated as of July 18, 2001, between Real and the Company	SB-2/A	Sept. 13, 2001
4.11	Indemnity Agreement, dated as of January 28, 2002, by and among The Travelers Insurance Company, Travelers Indemnity Company, and the Company	S-3	July 11, 2003
4.12	Investor’s Rights Agreement, dated as of January 29, 2001, between the Company and Abanat Limited	S-3	Oct. 1, 2003
4.13	Common Stock Purchase Warrant, dated as of August 24, 2006	10-K	August 25, 2006
10.1	License Agreement by and between the Company and Bevmax Office Centers 1560, LLC	10-K	March 15, 2006
10.2	Restated Lease Agreement by and between the Company and Sitterly Associates II	10-K	March 15, 2006
10.3	Separation and Consultancy Agreement by and between the Company and Douglas A. McIntyre, dated as of February 2, 2006	10-K	March 15, 2006
10.4	Employment Agreement, dated May 1, 2006, by and between the Company and Bill Joll	10-Q	May 5, 2006
10.5	Amended and Restated Employment Agreement, dated May 1, 2006, by and between the Company and Tim Reusing	10-Q	Aug. 2, 2006
10.6	Securities Purchase Agreement, dated as of August 24, 2006	8-K	Aug. 25, 2006
10.7	Registration Rights Agreement, dated as of August 24, 2006	8-K	Aug. 25, 2006
10.8	Stockholder Voting Agreement	8-K	Aug. 25, 2006
10.9	Asset Purchase Agreement (Confidential Treatment Requested as to Redacted Portions)	8-K/A	Nov. 17, 2006
10.10	Exhibit B [sic] to Asset Purchase Agreement (Form of Escrow Agreement)	8-K/A	Nov. 17, 2006
10.11	Exhibit C [sic] to Asset Purchase Agreement (Form of Support and Maintenance Agreement)	8-K/A	Nov. 17, 2006
10.12	Exhibit D [sic] to Asset Purchase Agreement (Form of Registration Rights Agreement)	8-K/A	Nov. 17, 2006
10.13	Employment Agreement, dated as of February 28, 2006, by and between the Company and Matt Frost			X
21	Subsidiaries	10-K	March 31, 2003
23.1	Consent of Eisner LLP			X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Action of 2002			X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Action of 2002			X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized..

ON2 TECHNOLOGIES, INC.

By:  /s/ Bill Joll

Bill Joll
Director, President and Chief Executive Officer
(Principal Executive Officer)

Date: March 23, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anthony Principe	Senior Vice President and Chief Financial Officer	March 23, 2007
(Anthony Principe)	(Principal Financial and Accounting Officer)

/s/ J. Allen Kosowsky	Chairman of the Board and Director	March 23, 2007
(J. Allen Kosowsky)

/s/ William A. Newman	Director	March 23, 2007
(William A. Newman)

/s/ Mike Kopetski	Director	March 23, 2007
(Mike Kopetski )

/s/ Thomas Weigman	Director	March 23, 2007
(Thomas Weigman)

/s/ Michael J. Alfant	Director	March 23, 2007
(Michael J. Alfant)

/s/ Afsaneh Naimollah	Director	March 23, 2007
(Afsaneh Naimollah)

/s/ James Meyer	Director	March 23, 2007
(James Meyer)

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
On2 Technologies, Inc.

We have audited the accompanying consolidated balance sheets of On2 Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of On2 Technologies, Inc. and subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles.

In connection with our audits of the consolidated financial statements referred to above, we audited Schedule II - Valuation and Qualifying Accounts for each of the years in the three-year period ended December 31, 2006. In our opinion, this schedule, when considered in relation to the financial statements taken as a whole, present fairly, in all material respects, the information stated herein.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation effective January 1, 2006.

Eisner LLP

New York, New York
March 7, 2007

ON2 TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005

ASSETS

Current assets:
Cash and cash equivalents	$4,961,000	$3,976,000
Marketable securities, at market	154,000	181,000
Accounts receivable, less allowance for doubtful accounts of $56,000 and $13,000 as of December 31, 2006 and 2005, respectively	1,335,000	746,000
Prepaid expenses and other current assets	231,000	186,000
Total current assets	6,681,000	5,089,000

Acquired software, net	467,000	667,000
Other acquired intangibles, net	108,000	154,000
Goodwill	244,000	244,000
Property and equipment, net	157,000	131,000
Other assets	230,000	29,000
Total assets	$7,887,000	$6,314,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$194,000	$41,000
Accrued expenses	454,000	608,000
Deferred revenue	708,000	241,000
Term-loan	33,000
Capital lease obligation	24,000	20,000
Total current liabilities	1,413,000	910,000

Capital lease obligation, excluding current portion	29,000	6,000
Warrant derivative liability	2,329,000
Convertible debentures, net of debt discount of $6,000 as of December 31, 2005		244,000
Total liabilities	3,771,000	1,160,000

Series D redeemable convertible preferred stock $0.01 par value; 3,083 and 3,790 shares issued and outstanding, (liquidation value of $3,083,000 and $3,790,000 at December 31, 2006 and 2005, respectively)	3,083,000	3,790,000

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; 1,849,000 convertible shares issued and outstanding at December 31, 2006 and 2005 (aggregate of liquidation value of $5,110,000 as of December 31, 2006 and 2005)	19,000	19,000
Common stock, $0.01 par value; 150,000,000 shares authorized; 101,258,000 and 92,295,000 shares issued and outstanding at December 31, 2006 and 2005, respectively)	1,012,000	923,000
Additional paid-in capital	124,554,000	119,772,000
Accumulated other comprehensive loss	(46,000)	(43,000)
Accumulated deficit	(124,506,000)	(119,307,000)
Total stockholders’ equity	1,033,000	1,364,000
Total liabilities and stockholders’ equity	$7,887,000	$6,314,000

See accompanying notes to consolidated financial statements

ON2 TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004

Revenue (1)	$6,572,000	$2,208,000	$3,028,000

Operating expenses:
Cost of revenue (2)	2,328,000	1,919,000	1,437,000
Research and development (3)	972,000	1,035,000	884,000
Sales and marketing (3)	1,093,000	794,000	459,000
General and administrative (3)	4,384,000	2,749,000	3,068,000
Equity-based compensation:
Research and development	98,000		68,000
Sales and marketing	103,000		19,000
General and administrative	1,184,000		583,000
Total operating expenses	10,162,000	6,497,000	6,518,000

Loss from operations	(3,590,000)	(4,289,000)	(3,490,000)

Interest and other income (expense), net	(1,226,000)	(284,000)	47,000

Loss before provision for income taxes	(4,816,000)	(4,573,000)	(3,443,000)

Provision for income taxes	30,000	32,000	2,000

Net loss	(4,846,000)	(4,605,000)	(3,445,000)

Convertible preferred stock deemed dividend	68,000	2,844,000	120,000
Convertible preferred stock 8% dividend	285,000	325,000	57,000
Accretion of costs associated with the Series D Preferred Stock		175,000	14,000
Net loss attributable to common stockholders	$(5,199,000)	$(7,949,000)	$(3,636,000)

Basic and diluted net loss attributable to common stockholders
per common share	$(0.05)	$(0.09)	$(0.05)

Weighted average basic and diluted common shares outstanding	96,642,000	89,183,000	77,187,000

(1)	Includes $289,000 for the year ended December 31, 2004, from a related party.
(2)	Includes equity-based compensation of $169,000 and $165,000 for the years ended December 31, 2006 and 2004.
(3)	Excludes equity-based compensation, which is presented separately.

See accompanying notes to consolidated financial statements

ON2 TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at January 1, 2004	5,565,000	$56,000	74,146,000	$741,000	$110,229,000	$(18,000)	$(107,722,000)	$3,286,000
Net loss							(3,445,000)	(3,445,000)
Foreign currency translation adjustment						(24,000)		(24,000)
Comprehensive loss								(3,469,000)
Issuance of common stock in connection with the exercise of stock options			277,000	3,000	64,000			67,000
Issuance of common stock in connection with the exercise of warrants			1,435,000	14,000	749,000			763,000
Issuance of common stock in connection with the conversion of Series A secured convertible debentures			893,000	9,000	91,000			100,000
Issuance of common stock to employees and directors as compensation			870,000	9,000	826,000			835,000
Issuance of common stock in connection with the conversion of Series A convertible preferred stock	(400,000)	(4,000)	400,000	4,000				0
Issuance of common stock in connection with the conversion of Series C-V convertible preferred stock	(727,000)	(7,000)	1,000,000	10,000	(3,000)			0
Issuance of common stock in connection with the conversion of Series C-VI convertible preferred stock	(1,139,000)	(12,000)	1,210,000	12,000				0
Issuance of common stock in connection with the payment of interest on the Series A secured convertible debentures			37,000	0	23,000			23,000
Issuance of common stock in connection with the payment of dividends on the Series D convertible preferred stock			60,000	1,000	29,000		(30,000)	0
Discount on Series D convertible preferred stock for warrants and beneficial conversion feature					2,964,000			2,964,000

ON2 TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED)

						Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity

Series D convertible preferred stock financing costs allocated to warrants					(112,000)			(112,000)
Deemed dividend on Series D convertible preferred stock							(120,000)	(120,000)
Accrued dividend on Series D convertible preferred stock							(27,000)	(27,000)
Accretion of costs associated with the issuance of the Series D convertible preferred stock							(14,000)	(14,000)
Balance at December 31, 2004	3,299,000	$33,000	80,328,000	$803,000	$114,860,000	$(42,000)	$(111,358,000)	$4,296,000
Net loss							(4,605,000)	(4,605,000)
Foreign currency translation adjustment						(1,000)		(1,000)
Comprehensive loss								(4,606,000)
Issuance of common stock in connection with the exercise of stock options			116,000	1,000	41,000			42,000
Issuance of common stock in connection with the exercise of warrants			8,052,000	81,000	4,242,000			4,323,000
Issuance of common stock in connection with the conversion of Series A secured convertible debentures			893,000	9,000	91,000			100,000
Issuance of common stock in connection with the conversion of Series C-V convertible preferred stock	(1,450,000)	(14,000)	2,040,000	21,000	(7,000)			0
Issuance of common stock in connection with the conversion of Series D convertible preferred stock			300,000	3,000	207,000			210,000
Issuance of common stock in connection with the payment of interest on the Series A secured convertible debentures			28,000		18,000			18,000

ON2 TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED)

						Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity

Issuance of common stock in connection with the payment of dividends and dividends accrued on the Series D convertible preferred stock			538,000	5,000	320,000		(325,000)	0
Deemed dividend on Series D convertible preferred stock							(2,844,000)	(2,844,000)
Accretion of costs associated with the issuance of the Series D convertible preferred stock							(175,000)	(175,000)
Balance at December 31, 2005	1,849,000	$19,000	92,295,000	$923,000	$119,772,000	$(43,000)	$(119,307,000)	$1,364,000
Net loss							(4,846,000)	(4,846,000)
Foreign currency translation adjustment						(3,000)		(3,000)
Comprehensive loss								(4,849,000)
Issuance of common stock in onnection with the exercise of stock options			1,745,000	17,000	924,000			941,000
Issuance of common stock in connection with the exercise of warrants			202,000	2,000	125,000			127,000
Issuance of common stock to employees and consultants as compensation			25,000		16,000			16,000
Issuance of common stock in connection with the Wildform Support and Services Agreement			280,000	3,000	255,000			258,000
Issuance of common stock in connection with the conversion of Series A secured convertible debentures			2,232,000	22,000	228,000			250,000
Issuance of common stock in connection with the conversion and redemption of Series D convertible preferred stock			1,017,000	10,000	697,000			707,000
Issuance of common stock in connection with the payment of interest on the Series A secured convertible debentures			5,000		5,000			5,000

ON2 TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED)

						Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity

Issuance of common stock in connection with the payment of dividends and dividends accrued on the Series D convertible preferred stock			387,000	4,000	287,000		(285,000)	6,000
Issuance of common stock in connection with sale of common stock and warrants			3,070,000	31,000	398,000			429,000
Deemed dividend on Series D convertible preferred stock					68,000		(68,000)	0
Expiration of January 2006 warrant extension					135,000			135,000
December 2006 warrant extension					106,000			106,000
Compensation expense associated with the issuance and extension of stock options and restricted stock grants					1,538,000			1,538,000
Balance at December 31, 2006	1,849,000	$19,000	101,258,000	$1,012,000	$124,554,000	$(46,000)	$(124,506,000)	$1,033,000

See accompanying notes to consolidated financial statements

ON2 TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:

Net loss	$(4,846,000)	$(4,605,000)	$(3,445,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity-based compensation	1,554,000		835,000
Other expense recognized for extension of warrants	135,000
Common stock issued for debenture interest	5,000	18,000	23,000
Common stock issued to Wildform for Support and Services Agreement	126,000
Insurance expense financed with term loan	52,000
Write-off of fixed assets			20,000
Depreciation and amortization	336,000	236,000	115,000
Change in fair value of warrant liability	1,078,000
Marketable equity securities received as payment of license fee			(289,000)
Unrealized loss (gain) on marketable equity securities	46,000	339,000	(121,000)
Realized loss on marketable equity securities			26,000
Amortization of debt discount	6,000	14,000	21,000
Changes in operating assets and liabilities:
Accounts receivable, net	(589,000)	(497,000)	427,000
Prepaid expenses and other current assets	(1,000)	(30,000)	8,000
Other assets	(95,000)	51,000	(54,000)
Accounts payable and accrued expenses	136,000	79,000	203,000
Deferred revenue	467,000	88,000	123,000
Net cash used in operating activities	(1,590,000)	(4,307,000)	(2,108,000)

Cash flows from investing activities:

Purchases of marketable securities	(94,000)	(75,000)
Sale of marketable securities	75,000		89,000
Purchases of the Flix software line		(1,229,000)
Purchases of property and equipment	(57,000)	(116,000)	(19,000)
Net cash provided by (used in) investing activities	(76,000)	(1,420,000)	70,000

Cash flows from financing activities:

Principal payments on capital lease obligations	(31,000)	(17,000)	(11,000)
Proceeds attributed to warrant derivative liability	1,251,000
Principal payments on term-loan	(63,000)	(62,000)	(1,000)
Net proceeds from the issuance of common stock	429,000
Net proceeds from the issuance of Series D redeemable convertible preferred stock			3,699,000
Proceeds from exercise of common stock options and warrants, net	1,068,000	4,365,000	830,000
Net cash provided by financing activities	2,654,000	4,286,000	4,517,000

Net change in cash and cash equivalents	988,000	(1,441,000)	2,479,000
Effect of exchange rate changes on cash and cash equivalents	(3,000)	(1,000)	(24,000)
Cash and cash equivalents, beginning of year	3, 976,000	5,418,000	2,963,000
Cash and cash equivalents, end of year	$4,961,000	$3,976,000	$5,418,000

ON2 TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Supplemental disclosure of cash flow information and non-cash transactions:

	Year Ended December 31,
	2006	2005	2004
Cash paid during the year for:
Interest	$8,000	$7,000	$11,000
Taxes	$19,000	$25,000	$7,000
Non-cash transactions:
Acquisition of fixed assets under capital leases	$58,000		$54,000
Prepaid insurance financed with term loan	$44,000
Conversion of Series A, C-V and C-IV convertible preferred stock into common stock		$14,000	$23,000
Conversion and redemption of Series D redeemable convertible preferred stock into common stock	$707,000	$210,000
Conversion of debentures into common stock	$250,000	$100,000	$100,000
Common stock issued for dividends and dividends accrued on Series D convertible preferred stock	$290,000	$325,000	$30,000
Accrued dividend on Series D convertible preferred stock	$5,000		$27,000
Deferred financing costs recorded for extension of warrants	$106,000
Stock issued to Wildform associated with the Support and Services Agreement for prior year services	$132,000
Accretion of costs associated with the issuance of Series D convertible preferred stock		$175,000	$14,000
Convertible preferred stock deemed dividend	$68,000	$2,844,000	$120,000
Marketable equity securities received as consideration for account receivable			$150,000

See accompanying notes to consolidated financial statements

ON2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

(1)	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Description of the Business

On2 Technologies, Inc. (“On2” or the “Company”) is a video compression technology firm. The Company has developed its proprietary technology platform and video compression/decompression software (“codec”) to deliver high quality video at the lowest possible data rates to closed area networks, such as set-top boxes, the Internet and wireless devices. The Company offers a suite of products and professional services that encompass its proprietary compression technology. The Company’s professional service offerings include customized engineering and consulting services. In addition, the Company licenses its software products for use with video delivery platforms.

On April 29, 2005 the Company acquired certain assets related to the Flix software product line of Wildform, Inc. (“Wildform”), pursuant to the terms of the Asset Purchase and Software License Agreement.

(b)	Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern. The Company has incurred recurring operating losses and negative operating cash flows since its inception. At December 31, 2006 the Company had cash and cash equivalents of $4,961,000 and working capital of $5,268,000. The Company believes that existing funds are sufficient to fund its operations through 2007. The Company plans to increase cash flows from operations principally from increases in revenue generated from its compression technology services, products and licenses. The Company may also pursue additional financings. However, there are no assurances that such increases in revenues will be attained or that additional financings will be successfully consummated.

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
DECEMBER 31, 2006, 2005 AND 2004

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

(f)	Fair Value of Financial Instruments and Concentration of Credit Risk

The fair values of accounts receivable and accounts payable approximate their carrying values based on the short-term nature of these financial instruments. The fair value of the Series A secured convertible debentures was approximately $2,366,000 at December 31, 2005. The fair value of the Series D redeemable convertible preferred stock is approximately $5,315,000 and $5,739,000 at December 31, 2006 and 2005, respectively. The fair values are based on the quoted value of the underlying common stock of the Company.

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

The Company’s revenue recognition policies are in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” and other authoritative guidance. Under each arrangement, revenues are recognized when a non-cancelable agreement has been signed and the customer acknowledges an unconditional obligation to pay, the products or applications have been delivered, there are no uncertainties surrounding customer acceptance, the fees are fixed and determinable, and collection is considered probable. Revenues recognized from multiple-element software arrangements are allocated to each element of the arrangement based on the fair values of the elements, such as product licenses, post-contract customer support, or training. The determination of the fair value is based on the vendor specific objective evidence available to the Company. If

ON2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

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

Cost of revenue primarily includes compensation costs for engineering and consulting personnel, equity-based compensation costs, overhead costs, depreciation costs, licensing fees or royalties paid for third party software products and the amortization of purchased technology recorded in connection with the Flix acquisition.

ON2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

(1)	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(j)	Software Development Costs

The Company recognizes costs associated with new software or product development and/or significant enhancements to current software or products in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Software Development Costs”. Under SFAS No. 86, these costs are expensed until technological feasibility has been established. The Company essentially has completed its software development concurrently with technological feasibility and, accordingly, has not capitalized any software development costs.

Software developed for internal use is recognized in accordance with SOP 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use”. SOP 98-1 requires all costs related to the development of internal use software other than those incurred during the application development stage to be expensed as incurred. It also provides guidance on the capitalization of costs incurred during the application development stage for computer software developed or obtained for internal use.

(k)	Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R “Share-Based Payment” (“SFAS 123R”), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations as an operating expense, based on their fair values on grant date. Prior to the adoption of SFAS 123R the Company accounted for stock based compensation using the intrinsic value method. The Company adopted the provision of SFAS No. 123R effective January 1, 2006, using the modified prospective transition method. Under the modified prospective method, non-cash compensation expense is recognized under the fair value method for the portion of outstanding share based awards granted prior to the adoption of SFAS 123R for which service has not been rendered, and for any share based awards granted or modified after adoption. Accordingly, periods prior to adoption have not been restated. The Company recognizes share based compensation cost associated with awards subject to graded vesting in accordance with the accelerated method specified in FASB Interpretation No. 28 pursuant to which each vesting tranche is treated as a separate award. The compensation cost associated with each vesting tranche is recognized as expense evenly over the vesting period of that tranche.

The following table illustrates the effect on net loss attributable to common stockholders and loss attributable to common stockholders per share if the fair value based method had been applied to prior periods:

	December 31,
	2005	2004

Reported net loss attributable to common stockholders	$(7,949,000)	$(3,636,000)
Stock-based employee compensation determined under the fair value-based method, prior to the adoption of SFAS 123R	(2,766,000)	(1,121,000)
Pro forma net loss attributable to common shareholders	$(10,715,000)	$(4,757,000)

Loss attributable to common stockholders per share (basic and diluted):
As reported	$(0.09)	$(0.05)
Pro forma	$(0.12)	$(0.06)

ON2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

(1)	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(k)	Stock-Based Compensation (continued)

Stock based compensation expense recognized in the Statement of Operations was $1,554,000, $0 and $835,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Stock based compensation for the year ended December 31, 2006 reflects stock options and restricted stock granted to employees and consultants and includes $128,000 for the extension of stock options for the Company’s former president and chief executive officer. Stock based compensation expense for the year ended December 31, 2004 reflects restricted stock granted to employees and directors.

The following table summarizes the activity of the Company’s stock options for the year ended December 31, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Number of shares under option:

Outstanding at January 1, 2006	10,299,000	$0.98
Granted	1,820,000	0.88
Exercised	(1,745,000)	0.48
Canceled or expired	(877,000)	0.68
Outstanding at December 31, 2006	9,497,000	$1.07	6.92	$4,405,000

Vested or expected to vest at December 31, 2006	8,974,000	$1.01	6.54	$4,162,000

Exercisable at December 31, 2006	8,433,000	$1.09	6.65	$4,029,000

The aggregate intrinsic value of options exercised during the year ended December 31, 2006 was $942,000.

The following summarizes the activity of the Company’s non-vested stock options for the year ended December 31, 2006:

	Shares	Weighted Average Grant Date Fair Value

Non-vested at January 1, 2006	2,035,000	$0.69
Granted	1,820,000	0.88
Cancelled or expired	(867,000)	0.67
Vested during the period	(1,924,000)	0.73
Non-vested at December 31, 2006	1,064,000	$0.72

ON2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

(1)	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(k)	Stock-Based Compensation (continued)

As of December 31, 2006, there was $400,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under existing stock option plans. This cost is expected to be recognized over a weighted-average period of 1.14 years. The total grant date fair value of shares that vested during the year ended December 31, 2006 was $1,256,000.

The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options. The weighted average grant date fair value of options granted during the years ended December 31, 2006, 2005 and 2004 at date of grant and the assumptions utilized to determine such values are indicated in the following table:

	Year Ended December 31,
	2006	2005	2004

Weighted average fair value at date of grant for options granted during the period	$0.88	$0.59	$0.59

Expected stock price volatility	114%	120%	126%
Expected life of options	5 years	5 years	5 years
Risk free interest rates	5.0%	4.1%	3.6%
Expected dividend yield	0%	0%	0%

(l)	Advertising costs

The Company expenses advertising cost when incurred. Advertising expenses were $135,000, $115,000 and $40,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

(m)	Net Loss Per Common Share

The Company computes net loss per common share in accordance with SFAS No. 128, “Computation of Earnings Per Share”. In accordance with SFAS No. 128 basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the conversion of the preferred stock and convertible debentures (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the Treasury Stock method). Diluted loss per share has not been presented separately since 24,427,000 potential common shares at December 31, 2006, 26,891,000 potential common shares at December 31, 2005 and 33,047,000 potential common shares at December 31, 2004 are anti-dilutive for each of the periods presented.

ON2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

(1)	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(n)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Assumptions underlying the allowance for doubtful accounts, the estimated value of the warrant derivative liability and the recoverability of intangible assets represent sensitive estimates subject to change.

(o)	Segment Reporting and customer concentration

The Company adopted the provisions of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”. The Company operates in one business segment, the sale of video compression software and related services, from which it earns revenues from its customers. The Company’s Chief Operating Decision Maker is the Company’s Chief Executive Officer (“CEO”), who receives consolidated financial information for purposes of evaluating the Company’s operational and financial performance.

Our customers typically represent digital communication and media companies, entertainment companies, telecommunication companies and third party resellers. For the year ended December 31, 2006, one customer accounted for 10% of the Company’s total revenue. For the year ended December 31, 2005, two customers accounted for 20% and 11% of the Company’s total revenue. For the year ended December 31, 2004, one customer accounted for 47% of the Company’s total revenue.

As of December 31, 2006, four customers accounted for 13%, 12%, 11% and 10% of total accounts receivable. As of December 31, 2005, four customers accounted for 20%, 18%, 11% and 11% of total accounts receivable.

The components of the Company’s revenue for the years ended December 31, 2006, 2005 and 2004 are summarized as follows:

	Year Ended December 31,
	2006	2005	2004

License revenue	$5,472,000	$1,947,000	$2,571,000
Engineering services and support	496,000	155,000	414,000
Royalties	604,000	106,000	43,000
Total	$6,572,000	$2,208,000	$3,028,000

For the years ended December 31, 2006, 2005 and 2004 foreign customers accounted for approximately 40%, 27% and 20%, respectively of the Company’s total revenue. These customers are primarily located in Asia.

The Company’s assets and operations have been and are currently based within in the United States, except for two research and development employees located in the United Kingdom. There was no revenue generated from the United Kingdom operations for the years ended December 31, 2006, 2005 and 2004.

ON2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

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

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires employers to: (a) recognize in its statement of financial position an asset for a plan’s over funded status or a liability for a plan’s under-funded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company currently has no Post Retirement Benefit Plan.

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

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” which provides companies with an option to report selected financial assets and liabilities at their fair values. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective as of January 1, 2008 for the Company. This Statement is expected to expand the use of fair value measurement. The Company is currently evaluating the affects of the adoption of SFAS No. 159.

ON2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

(2)	MARKETABLE SECURITIES

As of December 31, 2005 the Company held 2,119,000 shares of a customer’s common stock with a market value of $106,000, which were received as payment of license fees. On March 22, 2006 there was a 50/1 reverse stock split and the number of shares was reduced to 42,000. As of December 31, 2006, the market value of these shares decreased to $60,000 ($1.42 per share). The Company classifies these shares as trading securities and pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, unrealized gains and losses are included in the determination of net income (loss). Included in interest and other income (expense) are unrealized losses of $46,000 and $339,000 for the years ended December 31, 2006 and 2005, respectively and a net gain on these securities of $95,000 for the year ended December 31, 2004. The Company’s former Chief Executive Officer (who was a director and shareholder of the Company) was a director of this customer.

In 2006 and 2005, the Company purchased short-term investments in the amounts of $94,000 and $75,000, respectively. The fair value at December 31, 2006 and 2005 for these investments were the same as the carrying value. These investments are accounted for as held to maturity securities.

(3)	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2006	2005

Furniture and fixtures	$92,000	$92,000
Computer equipment	2,538,000	2,437,000
Leasehold improvements	24,000	24,000
Licensed software	621,000	607,000
	3,275,000	3,160,000

Less accumulated depreciation and amortization	3,118,000	3,029,000
Total	$157,000	$131,000

As of December 31, 2006, property and equipment included assets under capital leases of $214,000 with related accumulated depreciation of $160,000. As of December 31, 2005, property and equipment included assets under capital leases of $156,000 with related accumulated depreciation of $136,000. Depreciation expense was $89,000, $73,000 and $115,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

During the year ended December 31, 2006 the Company entered into a capital lease for $58,000 to purchase certain computer equipment and software. The lease has a three-year term with a $1.00 buyout, an effective interest rate of 9.25% and is secured by a certificate of deposit for $65,000 held by the leasing bank.

ON2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

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

In consideration for the purchased Flix assets and the license of the Licensed Flix IP and E-Commerce Software, the Company paid Wildform $1,215,000, $200,000 of which was deposited in an escrow account that was maintained until April 30, 2006, the one-year anniversary of the Closing Date as security for Wildform’s obligations under the Purchase Agreement and incurred $14,000 in associated costs.

The total acquisition cost of $1,229,000 was allocated as follows:

Acquired software	$800,000
Brand assets	160,000
Non-compete agreement	25,000
Goodwill	244,000
Total	$1,229,000

The assets recognized with respect to acquired software, brand assets and the non-compete agreement are being amortized over their estimated lives of four years. Amortization expense related to these intangible assets was $246,000 and $163,000 for the years ended December 31, 2006 and 2005, respectively.

The Company also entered into an eighteen-month agreement for support services from Wildform with respect to the Flix software.  Pursuant to such agreement, the Company paid $160,000 and issued 280,000 shares of common stock on April 29, 2006, which had a fair value of $258,000.  There are registration rights associated with the common stock, which contains liquidated damages if the Company fails to register such shares and maintain effectiveness of such registration.  The Company has determined that the fair value of the embedded derivative liability for the liquidated damages is nominal based on the expected probability of paying such damages.  The Company recognized expense over the eighteen-month term of the agreement, which ended in October 2006, for the cash payment and common shares issued.

Had the Company acquired the Flix assets as of January 1, 2005 there would have been a nominal effect on revenue and expenses for the twelve months ended December 31, 2005 other than additional amortization of acquired intangibles of approximately $83,000.

ON2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

(5)	ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2006	2005

Accrued compensation	$112,000	$243,000
Accrued professional fees	231,000	80,000
Other accrued expenses	111,000	285,000
Total	$454,000	$608,000

(6)	TERM LOAN

During June 2006 the Company obtained unsecured financing in the amount of $96,000 to finance its directors’ and officers’ liability insurance. The financing arrangement is for nine months and runs through March of 2007 and provides for interest at an effective annual rate of 7.76%.

(7)	INCOME TAXES

The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

As of December 31, 2006, the Company had net operating loss carry forwards for United States income tax purposes of approximately $87,827,000, and approximately $2,256,000 for United Kingdom purposes, which expire at various dates through 2026. As of December 31, 2006 and 2005, the Company had a deferred tax asset of approximately $37,762,000 and $35,779,000, respectively, principally representing the benefits of its net operating loss carry forwards and certain expenses not currently deductible for tax purposes. Past and future stock issuances may subject the Company to an annual limitation on the utilization of its net operating loss under Section 382 of the Internal Revenue Code. At December 31, 2006 and 2005 the principal timing difference between tax and financial reporting was due to certain compensation expenses not currently deductable for income tax purposes and depreciation and amortization expense. A full valuation allowance, which increased by $1,983,000, $1,862,000 and $1,737,000 during the years ended December 31, 2006, 2005 and 2004, respectively, has been recorded related to the deferred tax asset as a result of management’s uncertainty as to the realization of such asset. Accordingly, no income tax benefit has been recognized. The tax provisions of $30,000, $32,000 and $2,000 for the years ended December 31, 2006, 2005 and 2004, respectively, relate primarily to various state and local taxes.

ON2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

(8)	CONVERTIBLE DEBENTURES

Series A Secured Convertible Debentures

In September 2002 the Company issued $650,000 principal amount, 5.75%, four-year Series A Secured Convertible Secured Debentures due in 2006 to a group of existing investors and two former Board members who were members of the Board at the time of issuance. The debentures were secured by all property interests in the Company. The debentures were convertible into the Company’s $0.01 par value common stock (“Common Stock”) at $0.112. In addition, the Company issued to the purchasers of the debentures, warrants to acquire the Company’s Common Stock. The Company sold sixty-five units with a principal amount of $10,000 per unit and each unit contained one warrant to purchase 20% warrant coverage shares of Common Stock at $0.112 per share. The debentures required interest to be paid each November and May, which was payable in a number of shares of common stock that is based on the average closing price of the stock for the ten trading days prior to the payment date. The initial common share equivalents for the debentures and the warrants were 5,804,000 and 1,161,000, respectively.

The Company allocated the proceeds received to the principal amount of the debentures and the warrants based upon the relative fair value method. The fair value of the warrants was determined using the Black Scholes pricing model. The difference between the proceeds allocated to, and the fair value of the debentures, which amounted to $88,000, was recorded as debt discount and additional paid-in capital. The discount was amortized over the life of the debentures, which resulted in an effective interest rate of approximately 9%.

As of December 31, 2006 the entire $650,000 of the Series A Secured Convertible Debentures were converted into 5,804,000 shares of the Company’s common stock. During 2005, 804,000 warrants were exercised and the Company received proceeds of $90,000. During 2004, 90,000 warrants were exercised and the Company received proceeds of $10,000. The amortization of the discount was $6,000, $14,000 and $21,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

(9)	STOCKHOLDERS’ EQUITY

(a)	Preferred Stock

The Company has 20,000,000 shares of preferred stock authorized for issuance and, through December 31, 2006, ten series of convertible preferred stock (collectively “Preferred Stock”) were issued. Pursuant to its Certificate of Incorporation, the Company may serially designate separate classes of preferred stock up to the aggregate of its authorized limit. Each class of the Preferred Stock is convertible into shares of the Company’s Common Stock based on a conversion rate and has rights and preferences which are generally more senior to the Company’s Common Stock and are more fully described in the Company’s Certificate of Incorporation.

ON2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

(9)	STOCKHOLDERS’ EQUITY (continued

(a)	Preferred Stock (continued)

Series A Convertible Preferred Stock

In 1999, the Company issued 2,000,000 preferred stock purchase units (the “Units”) for $7.50 per unit. Each Unit consisted of one share of Series A Convertible Preferred Stock (the “Series A Preferred”), $0.01 par value, and a warrant to purchase 1.114404 shares of Common Stock of the Company at an exercise price of $3.14 per share. Each share of Series A Preferred was non-voting and was convertible at the holder’s option, at any time, into one share of Common Stock of the Company.

All of the Series A Preferred has been converted into shares of the Company’s Common Stock.

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

In addition to the Series C Preferred, Travelers received detachable warrants which provide them the right to purchase 206,000 shares of the Company’s Common Stock at an exercise price of $8.69 per share and 206,000 shares of the Company’s Common Stock at an exercise price of $10.86 per share (collectively “Travelers’ Warrants”).

Concurrently with its investment in 2000, Travelers was granted pricing protection on its investment regarding the subsequent investments in the Series C-II and Series C-III Preferred Stock. Accordingly, on December 31, 2001, the Company canceled the Series C Preferred and issued in its place 1,849,000 shares of Series C-IV Convertible Preferred Stock, (“Series C-IV Preferred”) par value $0.01 per share, with an initial conversion price of $2.65 per share with a liquidation preference of $4,900,000 plus accrued and unpaid dividends; and 4,100,000 shares of Series C-V Convertible Preferred Stock (“Series C-V Preferred”), par value $0.01 per share, with a conversion price of $1.244 per share, and cancelled the Travelers Warrants and in their place issued 462,000 warrants with an exercise price of $2.65 per share and 1,025,000 warrants with an exercise price of $1.14 per share. Travelers was not entitled to any further pricing protection.

ON2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

(9)	STOCKHOLDERS’ EQUITY (continued)

(a)	Preferred Stock (continued)

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

As of December 31, 2003, the conversion price of the Series C-IV Preferred was adjusted to $1.7564 per share and the Company issued 236,000 additional warrants and the exercise price of the warrants was reduced to $1.7549 per share. As a result of the issuance of the Series D Convertible Preferred Stock in October 2004, the conversion price of the Series C-IV Preferred was further adjusted to $1.6412 per share. As a result of the sale of common stock and warrants in August 2006 to a group of investors led by Midsummer Investment Ltd., the conversion price of the Series C-IV Preferred was further adjusted to $1.595 per share.

As of December 31, 2003, the conversion price of the Series C-V Preferred was adjusted to $0.9062 per share, the Company issued 372,000 additional warrants and the exercise price of the warrants was reduced to $0.8363 per share. As a result of the issuance of the Series D Convertible Preferred Stock in October 2004, the conversion price of the Series C-V Preferred was further adjusted to $0.8839 per share.

At December 31, 2003, 2,177,000 shares of Series C-V Preferred Stock were outstanding. During the year ended December 31, 2004, 727,000 shares of Series C-V Preferred were converted into 1,000,000 shares of the Company’s Common Stock. During the year ended December 31, 2005 the remaining 1,450,000 shares of Series C-V Preferred were converted into 2,040,000 shares of the Company’s Common Stock.

Series C-II Convertible Preferred Stock

In 2000, the Company designated 925,000 shares of its authorized preferred stock as Series C-II Preferred Stock, $0.01 par value (“Series C-II Preferred”) and completed a private placement of 925,000 shares of the Series C-II Preferred with detachable warrants for an aggregate purchase price of $2,450,000 with three investors (the “Series C-II Investors”). The original conversion price of the Series C-II Preferred was $2.65 per share.

In addition to the Series C-II Preferred, the Series C-II Investors received detachable warrants which provided them the right to purchase an aggregate of 396,000 shares of the Company’s Common Stock at an exercise price of $2.65 per share.

All of the Series C-II Preferred has been converted into shares of the Company’s Common Stock.

ON2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

(9)	STOCKHOLDERS’ EQUITY (continued)

(a)	Preferred Stock (continued)

Series C-III Convertible Preferred Stock

In 2000, the Company designated 2,050,000 shares of its authorized preferred stock as Series C-III Preferred Stock, $0.01 par value (“Series C-III Preferred”) and completed a private placement of the 2,050,000 shares of the Series C-III Preferred with detachable warrants for an aggregate purchase price of $2,550,000 with two investors (the “Series C-III Investors”). The original conversion price of the Series III Preferred was $1.244 per share.

In addition to the Series C-III Preferred, the Series C-III Investors received detachable warrants which provided them the right to purchase an aggregate of 635,000 shares of the Company’s Common Stock at an exercise price of $1.14 per share.

The holders of the Series C-III Preferred are entitled to certain anti-dilution protection, which was triggered by certain subsequent debt and equity financings consummated by the Company. All of the Series C-III Preferred has been converted into 2,614,000 shares of the Company’s Common Stock based on an adjusted conversion price of $0.9756 per share.

Series C-VI Convertible Preferred Stock

In 2001, the Company completed a Unit Purchase Agreement with Travelers whereby it sold an aggregate of 3,571,000 units that consisted of one share of the Company’s Common Stock and a warrant to purchase 1.5 shares of the Company’s Common Stock for an aggregate purchase price of $2,000,000. In 2001, the Company entered into a new agreement with Travelers, rescinding the Unit Purchase Agreement and providing that Travelers receive 3,571,000 shares of preferred stock, which were not convertible into the Company’s Common Stock for a period of six months. Each share of Series C-VI Preferred Stock (“Series C-VI Preferred”) was originally convertible on a one-for-one basis into shares of the Company’s Common Stock and subsequently due to anti-dilution the conversion price was reduced from $0.56 to $0.52. In addition, the Company issued to Travelers a warrant to purchase 5,357,000 shares of the Company’s Common Stock, at $0.56 per share, that could not be exercised for a period of six months.

At December 31, 2003, 1,139,000 shares of Series C-VI Preferred Stock were outstanding. During the year ended December 31, 2004 the remaining 1,139,000 shares of Series C-VI Preferred were converted into 1,210,000 shares of the Company’s Common Stock. During the year ended December 31, 2004, the Company received proceeds of $753,000 from the exercise of 1,345,000 warrants. During the year ended December 31, 2005, the Company received proceeds of $2,247,000 from the exercise of the remaining 4,012,000 warrants.

Series D Redeemable Convertible Preferred Stock

In October 2004, the Company designated 4,000 shares of its authorized preferred stock as Series D Convertible Preferred Stock, $0.01 par value (“Series D Preferred”) and completed the sale of 4,000 shares of Series D Preferred at $1,000 per share to two institutional investors, led by Midsummer Investment Ltd., for net proceeds of $3,699,000. The Series D Convertible Preferred is convertible at any time into common stock at an initial conversion price of $0.70 per share of common stock.

ON2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

(9)	STOCKHOLDERS’ EQUITY (continued)

(a)	Preferred Stock (continued)

Series D Redeemable Convertible Preferred Stock (continued)

The Series D Preferred is mandatorally redeemable by the Company over an 18-month period beginning in October 2006 (42 months). Such redemptions can be made in cash or Common Stock, at the Company’s option. If redemptions are made in Common Stock, the shares are valued at the average of the volume weighted average trading price of the Common Stock for the 20 trading days immediately prior to the redemption date.

The Investors also received one-year warrants to purchase an aggregate of 2,994,000 shares of common stock at an exercise price of $0.65 per share and five-year warrants to purchase an aggregate of 2,994,000 shares of Common Stock at an exercise price of $0.76 per share. The Series D Preferred and warrants are subject to certain anti-dilution protection for issuances of securities below the conversion price. Holders of Series D Preferred are entitled to receive an 8% annual cumulative dividend, payable quarterly in cash or shares of Common Stock at the Company’s option, subject to the satisfaction of certain conditions.

The Series D Preferred includes a liquidation preference. In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of shares of Series D Preferred are entitled to receive an amount equal to $1,000 per share. The liquidation price per share would be paid out of the assets of the Company available for distribution prior to any payments made on any shares of the Company’s junior securities. The registration right agreement provides for liquidated damages of 2% of the aggregate purchase price for the first month and 1% for each subsequent month if the Company failed to register the related common shares and maintain effectiveness of such registration. The aggregate fair value of the Series D Preferred was $4,000,000, based upon the redemption value of $0.70 which exceeded the market value of the underlying Common Stock on the closing date. Additionally, the fair value of the warrants issued, as calculated using the Black Scholes pricing model, was $2,354,000. In accordance with EITF 00-27, the Company allocated the net proceeds between the Series D Preferred Stock and the warrants based on the relative fair value method as described in APB No. 14. The Company allocated $2,518,000 to the Series D Preferred and $1,482,000 to the warrants. The difference between the proceeds allocated to, and the fair value of the Series D Preferred, which amounted to $1,482,000 represents a beneficial conversion feature. The aggregate of the relative fair value of the Warrants and the beneficial conversion feature represents a convertible Preferred Stock deemed dividend. As of December 31, 2004 the redemption value exceeded the market value of the common shares issuable upon conversion. Although the Series D Convertible Preferred Stock has stated redemption dates, the Company may, at its option, settle such redemptions by issuing common stock. Accordingly, $2,964,000 of deemed dividends and accretion of $189,000 of financing costs, (excluding $112,000 allocated to the warrants) were being recognized over the term of the Series D Preferred, including $120,000 and $14,000, respectively, in 2004. However as of September 30, 2005, the fair market value of the Company’s common stock exceeded the conversion price and as a result, the remaining unamortized balance was recognized as a deemed dividend. Additionally, the unamortized balance of financing costs has been recognized as accretion during the year ended December 31, 2005. The aggregate convertible preferred stock deemed dividend and accretion of costs for the year ended December 31, 2005 were $2,844,000 and $175,000, respectively.

During the year ended December 31, 2006, 523 shares of the Series D Preferred were converted into 750,000 shares of the Company’s Common Stock and 184 shares of the Series D Preferred were redeemed into 267,000 shares of the Company’s Common Stock. During the year ended December 31, 2005, 210 shares of Series D Preferred were converted into 300,000 shares of the Company’s Common Stock.

ON2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

(9)	STOCKHOLDERS’ EQUITY (continued)

(a)	Preferred Stock (continued)

Series D Redeemable Convertible Preferred Stock (continued)

During the year ended December 31, 2006, the Company recorded dividends of $285,000 on the Series D Preferred of which $264,000 was paid, by issuing 387,000 shares of the Company’s Common Stock and $5,000 was accrued. During 2005, the Company recorded dividends of $325,000 on the Series D Preferred of which $298,000 was paid, by issuing 538,000 shares of the Company’s Common Stock and $27,000 was accrued.

During the year ended December 31, 2005, Midsummer Investment Ltd. and Islandia L.P. exercised all the one-year Series D Warrants and the Company received proceeds from the exercise in the amount of $1,886,000 (net of $60,000 of expenses) and issued 2,994,000 shares of Common Stock.

As a result of the sale of common stock and warrants in August 2006 to a group of investors led by Midsummer Investment Ltd., the conversion price of the Series D Preferred was adjusted to $0.6960 per share and the Company issued 23,000 additional warrants and the exercise price of the warrants was reduced to $0.7541 per share.

The number of common shares issuable upon redemption is dependent upon a volume weighted average trade price of the Company’s common stock which is currently indeterminable and may exceed the number authorized at such time. Since obtaining stockholder approval to increase the authorized shares is not under the control of the Company, the Series D Preferred has been classified as temporary equity (mezzanine).

The Company accounts for the registration rights agreement as a separate freestanding instrument and accounts for the liquidated damages provision as a derivative liability subject to SFAS No. 133. The estimated fair value of the derivative liability is based on estimates of the probability and costs of cash penalties expected to be incurred and such estimates are revalued at each balance sheet date with changes in value recorded in other income. As of December 31, 2006 and 2005 the Company has estimated the fair values of these derivative liabilities to be nominal and accordingly no liability has been recorded. There were no changes to the estimated fair value during the years ended December 31, 2006, 2005 and 2004.

The following table summarizes the common stock issuable upon conversion of all outstanding Preferred Stock and the exercise of related warrants at December 31, 2006:

Convertible Security	Conversion or Exercise Price per Share	Shares of Common Stock Issuable upon Conversion/ Exercise

Series C-IV Preferred Stock	$1.5950	3,072,000
Series D Preferred Stock	$0.6960	4,429,000
Series D Warrant	$0.7541	3,017,000
Total		10,518,000

ON2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

(9)	STOCKHOLDERS’ EQUITY (continued)

(b)	Sale of Common Stock and Warrants

In August 2006, the Company completed the sale of 3,070,000 shares of its common stock with detachable, five-year warrants to purchase 2,303,000 shares of the Company’s common stock at an exercise price of $0.77, to two institutional investors, led by Midsummer Investments Ltd., and received net proceeds of $1,628,000.

In connection with the offering, the parties entered into a registration rights agreement. The registration rights agreement requires that the Company file a registration statement registering the securities sold in the offering and use its best efforts to have the registration statement declared effective on or before the date that is ninety days after the date on which the parties entered into the agreement. The registration rights agreement also provides for liquidated damages of 2% of the aggregate purchase price for the first month and 1% for each subsequent month if the Company failed to register the related common shares and maintain effectiveness of such registration. The Company filed a registration statement with the Securities and Exchange Commission (“SEC”) on September 25, 2006 and an amendment thereto on October 30, 2006. The Company accounts for the registration rights agreement as a separate freestanding instrument and accounts for the liquidated damages provision as a derivative liability subject to SFAS No. 133. The estimated fair value of the derivative liability is based on estimates of the probability and costs of cash penalties expected to be incurred and such estimates are revalued at each balance sheet date with changes in value recorded in other income. As of December 31, 2006 the Company has estimated the fair values of these derivative liabilities to be nominal and accordingly no liability has been recorded.

The warrants contain certain anti-dilution provisions and accordingly the Company accounted for the fair value of the warrants as a derivative liability (Warrant derivative liability) subject to SFAS No. 133. The fair value of the warrants issued, as calculated using the Black Scholes pricing model, was $1,251,000 and represents the portion of the proceeds from the financing that was attributed to the warrant derivative liability. The warrant fair value will be revalued at each balance sheet date, using the Black Scholes pricing model, with changes in value recorded in the statement of operations as income or expense. On December 31, 2006 the warrant derivative fair value was $2,329,000 and the increase in value of $1,078,000 is included as an expense in interest and other income (expense), net. The Company paid financing costs in the amount of $122,000 of which $52,000 is associated with the warrants, and is included in interest and other income (expense), net in the Company’s consolidated financial statements for the year ended December 31, 2006.

ON2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

(9)	STOCKHOLDERS’ EQUITY (continued)

(c)	Warrants

The Company issued common stock purchase warrants to various consultants, strategic partners and investors. The following table summarizes information about all common stock purchase warrants outstanding as of December 31, 2005, including those issued in connection with Common Stock, Preferred Stock and Convertible Debentures. All warrants were exercisable as of December 31, 2006.

Range of Exercise Prices	Number of Warrants Outstanding	Weighted Average Exercise Price	Expiration Dates

$ 0.11	268,000	$0.11	2007
$ 0.69 - $ 0.77	5,511,000	$0.76	2009 - 2011
$ 1.43 - $ 1.68	1,650,000	$1.67	2007
	7,429,000	$0.94	2007 -2011

In January 2006 the Company extended the expiration date of 1,600,000 warrants exercisable at $1.68 per share that were due to expire on January 29, 2006. As part of the agreement the expiration date was changed to December 31, 2006 and a provision was added to require the holder to exercise of the warrants if the volume weighted average price of the Company’s common stock for ten consecutive trading days equals or exceeds $1.93 or forfeit the warrants. In December 2006 the Company extended the expiration date of these warrants to December 31, 2007 and reduced the volume weighted average price requiring exercise to $1.83. There is no compensatory relationship with the warrant holder, who is also a common stockholder. The Company has accounted for the fair value of these modifications as financing costs. Accordingly, the Company has recognized an expense of $135,000 in December 2006 for the incremental fair value of the January 2006 modification and has recorded a deferred financing cost of $106,000 as of December 31, 2006 for the incremental fair value of the December 2006 modification.

During the year ended December 31, 2006 the Company received proceeds of $127,000 and issued 202,000 shares of its common stock for the exercise of warrants.

ON2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

(9)	STOCKHOLDERS’ EQUITY (continued)

(d)	Stock Options

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

In May 2005, the Company’s stockholders approved the On2 Technologies, Inc. 2005 Incentive Compensation Plan (the “2005 Plan”). Pursuant to the Company’s 2005 Plan, 7,000,000 shares of the Company’s Common Stock are reserved for issuance, as Performance Grants, Restricted Stock, Goal-Based Stock options, or Stock Appreciation rights. Options granted under the 2005 Plan may be incentive Stock Options or Nonstatutory Stock Options. Employees, including officers, of the Company and its subsidiaries are eligible to receive grants under the 2005 Plan. The 2005 Plan also permits the award of only Nonstatutory Stock Options and Restricted Stock to directors on the On2 Board, if such directors are not employees of On2 and individuals who are consultants or advisors to On2. The 2005 Plan is administered by the Compensation Committee, of the Board for all present and future employees of the Company and its subsidiaries. The Board will administer the 2005 Plan for outside directors and consultants, based upon recommendations by the Compensation Committee. The Compensation Committee has the authority to approve option grants and the terms, which include the option price and the vesting terms. Options granted under the 2005 Plan expire after an eight-year period

ON2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

(9)	STOCKHOLDERS’ EQUITY (continued)

(d)	Stock Options (continued)

 The following table summarizes the stock option activity under all plans:

	Options Granted	Weighted Average Exercise Price

Outstanding January 1, 2004	4,347,000	$1.52

Granted	3,110,000	0.68
Exercised	(275,000)	0.24
Canceled	(1,350,000)	1.30

Outstanding December 31, 2004	5,832,000	$1.18

Granted	4,778,000	0.71
Exercised	(116,000)	0.35
Canceled	(195,000)	076

Outstanding at December 31, 2005	10,299,000	$0.98

Granted	1,820,000	0.87
Exercised	(1,745,000)	0.54
Canceled	(877,000)	0.68

Outstanding at December 31, 2006	9,497,000	$1.07

Exercisable at December 31, 2005	8,264,000	$1.05

Exercisable at December 31, 2006	8,433,000	$1.09

Options available for grant at December 31, 2006	1,012,000

ON2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

(9)	STOCKHOLDERS’ EQUITY (continued)

(d)	Stock Options (continued)

 The following table summarizes information about stock options outstanding as of December 31, 2006

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price

$ 0.14 - $ 0.46	1,201,000	$0.40	5.8	1,201,000	$0.40
$ 0.55 - $ 0.69	3,249,000	0.61	7.2	3,062,000	0.61
$ 0.70 - $ 0.88	4,126,000	0.83	7.5	3,249,000	0.81
$ 1.25 - $ 2.25	512,000	1.48	6.1	512,000	1.48
$ 2.27 - $ 3.88	193,000	3.44	3.6	193,000	3.44
$10.63 - $ 11.81	156,000	11.58	3.1	156,000	11.58
$12.25 - $ 25.00	60,000	16.60	2.6	60,000	16.60
	9,497,000	$1.06	6.9	8,433,000	$1.09

In December 2004, the Company’s then Chief Executive Officer cancelled 1,300,000 of his stock options with exercise prices ranging from $0.74 to $2.50 per share and the Company granted 1,440,000 stock options with an exercise price of $0.57 per share to other employees.

On May 2, 2006, the Company entered into an agreement with Douglas A. McIntyre, the Company’s former Chairman, President and CEO, under which the parties agreed to extend the expiration date of 1,475,000 vested options to purchase the common stock of the Company, from May 2, 2006 to September 30, 2006. On September 30, 2006, the Company entered into a second agreement with Mr. McIntyre under which the parties agreed to extend the expiration date of the remaining 250,000 vested options to purchase the common stock of the Company, held by Mr. McIntyre from September 30, 2006 to March 30, 2007. The Company recorded a charge of $129,000 related to the option extensions. The incremental fair value of the extensions were calculated using the Black-Scholes model.

The Agreements also contain a number of restrictions on Mr. McIntyre’s ability to exercise the Options and sell shares of Common Stock received upon such exercise, including an undertaking from Mr. McIntyre not to sell, or cause to be sold, more than a fixed number of shares of Common Stock in any one-week period, including by means of direct sales, acquisitions of put options, or other transactions with the effect of a short transaction.

The second Agreement contained a mandatory exercise provision providing that if, prior to the expiration of the Agreement if the volume weighted average price of the stock, for five consecutive trading days, equals or exceeds the price that is $0.15 greater than the exercise price of either option. During the year ended December 31, 2006, Mr. McIntyre exercised all of the 1,475,000 stock options and the Company received $760,000 in proceeds.

ON2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

(9)	STOCKHOLDERS’ EQUITY (continued)

(d)	Stock Options (continued)

In addition, during the year ended December 31, 2006 certain employees and former employees exercised 270,000 stock options and the Company received $181,000 in proceeds.

On May 1, 2006 the Company’s new CEO was granted 1,500,000 options to purchase the Company’s common stock at an exercise price of $0.90 per share. The options vest on various dates beginning on May 1, 2006 through May 8, 2008.

During the year ended December 31, 2006 the Company granted 110,000 shares of its restricted common stock to certain employees and consultants that had a fair value on the date of grant of $70,000, of which 25,000 shares vested in September 2006 and the remaining shares vest through August 2007. The unrecognized compensation costs and intrinsic value of these shares at December 31, 2006 was $33,000 and $132,000, respectively.

(10)	COMMITMENTS AND CONTINGENCIES

(a)	Operating Leases

The Company has entered into several non-cancelable leases, primarily related to the rental of certain facilities. Future minimum lease payments, by year and in the aggregate, under material operating leases consisted of the following at December 31, 2006:

Year ended December 31,	Amount

2007	$165,000
2008	159,000
2009	62,000
2010	53,000
2011	53,000
2012	5,000
Total minimum lease payments	$497,000

Rent expense under operating leases was approximately $221,000, $202,000 and $170,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

(b)	Employment Agreements

The Company maintains employment agreements, expiring at various intervals, with certain executives of the Company. The employment agreements provide for a minimum salary, incentive compensation and certain benefits, among other items.

ON2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

(10)	COMMITMENTS AND CONTINGENCIES (continued)

(c)	Litigation

From time to time the Company has been named in claims arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on Company’s consolidated financial position, results of operations or liquidity.

(d)	Beijing E-world

 In June 2003, we announced that we had licensed our VP5 and VP6 codecs to Beijing E-World Technology Co. Ltd. (E-World), a consortium of several Chinese consumer electronics manufacturers. Under the terms of two license agreements with E-world, we granted E-World a license to use our codecs in E-World’s Enhanced Versatile Disk (EVD) technology as well as other video products. E-world is developing EVD as a next-generation videodisk technology that is hoped will become the industrial standard for China for the recording and playback of video, audio and data. E-World did not pay certain minimum quarterly payments that we believed were due under its license agreements with us, and we commenced an arbitration proceeding seeking damages for E-World’s failure to perform. In a ruling issued March 10, 2005, the arbitrator rejected our claims that E-World had breached the agreements and also denied a request by E-World to declare that it had complied with its obligations under the agreements. The arbitrator further noted that agreements remained in effect and that the parties had a continuing obligation to work to jointly select and port On2’s software to two commercial DSPs for use in the EVD players. Despite the arbitrator’s expectations regarding completion of the porting work, On2 and E-world have not made significant progress on the porting.

(11)	RELATED PARTY TRANSACTIONS

During the years ended December 31, 2006, 2005 and 2004, the Company retained a law firm to perform certain legal services on its behalf and incurred approximately $150,000, $13,000 and $38,000, respectively, for such legal services. A member of the Company’s board of directors is a partner at the law firm.

During the years ended December 31, 2006, 2005 and 2004, the Company retained a consulting firm to facilitate customer relationships in Asia and incurred approximately $0, $34,000 and $122,000, respectively, for such services. A consultant at the consulting firm became a director of the Company in August 2003.

During the years ended December 31, 2004 the Company’s then Chief Executive Officer served as a director for one of the Company’s customers. The Company recognized revenue of $289,000 from this customer in 2004.

(12)	SUBSEQUENT EVENTS

Subsequent to December 31, 2006, 562 shares of Series D Preferred were converted and redeemed into 683,000 shares of the Company’s Common Stock.

Subsequent to December 31, 2006, Travelers Indemnity Company converted 925,000 shares of the Series C-IV Preferred Stock into 1,536,000 shares of the Company’s common stock.

ON2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

(13)	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

 Quarterly financial data for fiscal 2006 and 2005 is as follows:

	Quarter Ended 2006
	March 31,	June 30,	September 30,	December 31,
Revenue	$1,217,000	$1,535,000	$1,703,000	$2,117,000
Gross profit	634,000	830,000	1,174,000	1,606,000
Net loss	(1,179,000)	(1,549,000)	(608,000)	(1,510,000)
Net loss attributable to common stockholders	(1,252,000)	(1,622,000)	(750,000)	(1,575,000)
Basic and diluted net loss attributable to common stockholders per share	$(0.01)	$(0.02)	$(0.01)	$(0.02)

	Quarter Ended 2005
	March 31,	June 30,	September 30,	December 31,
Revenue	$353,000	$346,000	$507,000	$1,002,000
Gross profit (loss)	(16,000)	(64,000)	37,000	332,000
Net loss	(1,302,000)	(1,141,000)	(1,044,000)	(1,118,000)
Net loss attributable to common stockholders	(1,585,000)	(1,424,000)	(3,742,000)	(1,198,000)
Basic and diluted net loss attributable to common stockholders per share	$(0.02)	$(0.02)	$(0.04)	$(0.01)

ON2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

ON2 TECHNOLOGIES, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning Of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period

Year ended December 31, 2006 allowance for doubtful accounts	$13,000	$117,000	$—	$(74,000)	$56,000
Year ended December 31, 2005 allowance for doubtful accounts	$140,000		$—	$(127,000)	$13,000
Year ended December 31, 2004 allowance for doubtful accounts	$15,000	$125,000	$—		$140,000