Form 10-K/A
period 2006-12-31
ON2 TECHNOLOGIES, INC.
filed 2007-04-30
CIK 1045280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)

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
NONE

Indicate by check mark if the registrant is a well-seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, or a non-accelerated filer. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐No ☒

The aggregate market value of the voting and non-voting common equity held by stockholders of the registrant as of June 30, 2006, was approximately $66,930,000.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common stock, $0.01 par value (“Common Stock”), as of the latest practicable date: 110,524,925 shares as of April 30, 2007.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends our Annual Report on Form 10-K for the year ended December 31, 2006 originally filed on March 23, 2007 (“Original Annual Report”) solely to incorporate information previously omitted from Part III, Items 10, 11, 12, 13 and 14. Other than as set forth herein, the registrant has not undertaken to update any information provided in the Original Annual Report.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

DIRECTORS AND EXECUTIVE OFFICERS

The following sets forth the names, ages and title of the directors and the executive officers of On2 Technologies, Inc. (“On2”):

NAME	AGE	TITLE

Bill Joll	50	President and Chief Executive Officer, Director
Anthony Principe	54	Executive Vice President and Chief Financial Officer
Eric Ameres	40	Executive Vice President and Chief Technology Officer
Matthew Frost	39	Executive Vice President and General Counsel
J. Allen Kosowsky	58	Chairman of the Board of Directors
William A. Newman	58	Director
Thomas Weigman	58	Director
Mike Kopetski	56	Director
Mike Alfant	44	Director
Afsaneh Naimollah	48	Director
James Meyer	48	Director

No family relationship exists between any of the directors or executive officers of On2.

Mr. Joll has served as President and CEO of the Company since May 8, 2006. From April 2005 to November 2005, Mr. Joll was a vice-president at RealNetworks, Inc. Prior to that, Mr. Joll served as CEO of Maple Optical from June 2000 to February 2002, and of Threshold Networks from September 2002 to April 2005.

Mr. Principe has been the Company's Chief Financial Officer since September 2003. Prior to that Mr. Principe served as the Company's Corporate Controller from August 2002. From January 1999 to February 2002, Mr. Principe was the Corporate Controller for Wolf-tec, Inc. a leader in the meat-processing machine manufacturing industry. From December 1997 to December 1999, Mr. Principe was the controller of Energy Answers Corp., a holding company in the solid waste and waste-to-energy business.

Mr. Ameres has worked for the Company since 1994. He has been the Company's Chief Technology Officer since 2003. Prior to that, Mr. Ameres worked as a software developer for the Company.

Mr. Frost has been the Company's General Counsel since February 2006. From December 2003 to February 2006, he was Deputy General Counsel of the Company. Prior to working at the Company, Mr. Frost was associated with the law firms of Robison & Cole, LLP, from March 2003 to December 2003, and Pillsbury Winthrop LLP from 2000 to March 2003.

Mr. Kosowsky has served as a Director of On2 since January 2003 and as the Chairman of the Board since February 2007, and is the Chairman of On2’s Audit Committee and its financial expert. Since 1992, Mr. Kosowsky has run J. Allen Kosowsky, CPA, P.C., a firm in Shelton, Connecticut that specializes in forensic accounting and analysis, business valuations, and interim management services. From November 1995 to April 2002, he was a director of Webster Bank. He has also served as interim CFO of FIND/SVP and Memry Corporation. In addition, until 2003, Mr. Kosowsky served as an Advisory Board Member of the Digital Angel Trust, which oversaw financial interests in Digital Angel Corporation.

Mr. Newman has served as a Director of On2 since August of 2000. From November of 1999 until the present, Mr. Newman has been the Managing Partner of the New York office of the law firm of McGuireWoods LLP.

Mr. Weigman has served as a Director of On2 since February 25, 2002. Since September 2006, Mr. Weigman has been the Senior Vice President of Wireless Services at AirCell, a firm soon to introduce internet and communications services to US airlines. Between September 2000 and September 2006, Mr. Weigman was a principal at two consulting practices Riverstone Weston and MCAworks -- aimed at providing marketing counsel to technology oriented companies. From September 2003 until January 2004, Mr. Weigman was the Chief Marketing Officer of Intuit Inc., a software development company. From February 1999 to July 2000, Mr. Weigman was Senior Vice President, Consumer Strategy and Communications, of the Sprint Corporation. From January of 1995 to February of 1999 Mr. Weigman was the President of the Consumer Services Group--Long Distance Division of the Sprint Corporation. Since October 2005, Mr. Weigman has served on the board of directors of MDC Partners, a publicly-traded company.

Mr. Kopetski has served as a Director of On2 since August 2003. Mr. Kopetski has worked as an international trade consultant since January 1996. From 1991 to 1995, he served as a member of the US House of Representatives from the 5th District of Oregon, where he served on the House Ways and Means Committee.

Mr. Alfant has served as a Director of On2 since May 2004. Since March 2000, Mr. Alfant has worked as a founder and partner in Building2, a technology investment company located in Tokyo and Boston. From 1992 to 1999, Mr. Alfant was president of Fusion Systems Japan, an IT solutions company that he founded and that was eventually acquired by IMRglobal Corporation. Mr. Alfant has chaired the High Technology committee of the American Chamber of Commerce in Japan (ACCJ) since January 1998.

Ms. Naimollah has served as a Director of On2 since May 2005. From January of 2000 until the present, Ms. Naimollah has been the Managing Partner of Chela Technology Partners, a mergers and acquisition advisory firm that she founded.

Mr. Meyer has been a Director of On2 since May of 2005. From May 6, 2006 until the present, he has served as CEO of Mindset Media, LLC, an internet ad network, in Tarrytown, NY. From February 2006 to May 2006, he served as Interim President and Chief Executive Officer of On2. Previously, Mr. Meyer served as a managing director of Novantas, a consulting firm in New York, where he specialized in customer management, marketing strategy, and pricing. Prior to joining Novantas in 2002, Mr. Meyer was president of Golden Square, a branding and marketing consulting firm he founded, and senior advisor to The Cambridge Group, a strategy consulting firm. From January 1999 to February 2001, he served as president and chief strategy officer of M&C Saatchi, an advertising agency in New York.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires our directors, executive officers and persons who own more than 10% of any class of our capital stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership and to provide copies of such reports to us. Based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required to be filed during the fiscal year ended December 31, 2006, we believe that all filing requirements applicable to our officers, directors and beneficial owners of greater than 10% of our Common Stock have been complied with during the most recent fiscal year.

CODE OF ETHICS

On May 25, 2005, the Board of Directors of On2 adopted a new Code of Ethics. The Code of Ethics applies to all employees and directors of On2, including the Chief Executive Officer, the Chief Financial Officer and all other executives of On2. On2 believes the Code of Ethics is reasonably designed to deter wrongdoing and to promote honest and ethical conduct, including: the ethical handling of conflicts of interest; compliance with applicable laws; protection of confidential information; prompt internal reporting of violations of the Code of Ethics; and accountability for adherence to the Code of Ethics. A copy of the Code of Ethics is available on our website at www.on2.com by first clicking on "Company" and then "Investors."

CORPORATE GOVERNANCE

The Compensation Committee of the Board (the “Compensation Committee”) was established by the Board to oversee our executive compensation plans and programs. The Compensation Committee comprises two non-employee Directors, James Meyer and Mike Alfant. The Board has determined each member of the Compensation Committee to be independent under the American Stock Exchange’s listing requirements. The Board has adopted a charter for the Compensation Committee, which is available on our website at www.on2.com by first clicking on “Company” and then “Investors.” The charter is also available in print to any stockholder by making a written request to Matthew Frost, Secretary, On2 Technologies, Inc., 21 Corporate Drive, Suite 103, Clifton Park, New York 12045.

The Compensation Committee’s responsibilities, which are discussed in detail in its charter, include the following:

•	To recommend compensation philosophy and major compensation programs, and to administer particular programs for which the Compensation Committee is the designated administrator;

•	To establish all components of the compensation of the chief executive officer;

•	To set aggregate guidelines for the compensation of all our other officers, and to consult with the chief executive officer on the salary and total compensation of individual officers;

•	To administer our 2005 Incentive Compensation Plan;

•
With respect to stock option grants and other equity compensation, to establish maximum aggregate award levels; to set threshold levels for individual awards each year; to delegate to the chief executive officer the authority to make individual awards at or below that threshold; and to approve all individual awards above that threshold level;

•	To determine whether a plan for bonuses to officers is desirable and, if so, to establish and administer such a plan or otherwise approve bonus grant to officers;

•	To review and consider appropriate compensation for outside directors and make recommendations to the Board regarding Board compensation; and

•	To review the Compensation Committee Charter annually and recommend any changes to the Board for approval.

In accordance with these responsibilities, the Compensation Committee makes decisions regarding the compensation of our chief executive officer. Decisions regarding non-equity compensation of our other officers are made by our chief executive officer pursuant to guidelines set by the Compensation Committee. In past years, we granted bonuses and equity compensation at year’s end. For 2006, however, we will make bonus and equity grants in the first half of 2007, based on the performance of the Company and individual Named Executives in 2006. We anticipate that we will continue to make bonus and equity grants based on the previous year’s performance in the first few months of the following year.

In January 2007, the Compensation Committee engaged James F. Reda & Associates, LLC (“James Reda”), an independent compensation consulting firm, to help On2 identify a peer group of companies for reference purposes. This engagement was envisioned as the first of a series of projects connected with a review of our total compensation program for executive officers, and we thus expect James Reda to provide continuing advice and counsel to the Compensation Committee. The Compensation Committee believes that it is important to obtain and consider executive compensation market data, particularly with regard to a relevant peer group of companies. The Compensation Committee further believes that an independent compensation consulting firm can best provide and objectively analyze and interpret such benchmark data. James Reda will report directly to the Compensation Committee and the Compensation Committee will approve the scope of James Reda’s work and fees.

Historically, compensation was set according the employment agreement with the relevant executive officer at the time that executive was hired for or promoted to their position. Because most of the Named Executive have employment contracts with us, the Compensation Committee generally is not in a position to reduce an executive’s salary except upon re-negotiation of the contract. The Compensation Committee or the chief executive officer may from time to time increase an executive’s salary upon promotion, in response to a request from an executive or, on occasion, unilaterally based on performance.

When setting compensation for Named Executives, the Compensation Committee considers all elements of the executives’ compensation, with the overarching philosophy of setting total compensation that is competitive with executive salaries at comparable companies. The Compensation Committee believes that:

•	Salaries should support a reasonable standard of living for the executive;
•	Cash bonuses should reward achievement of annual performance goals; and
•	Grants of equity should recognize long-term contribution and align the interests of executives with the interests of our shareholders.

In February 2006, our former Chief Executive Officer resigned and the Board of Directors appointed an interim Chief Executive Officer who served until May 8, 2006. In May 2006, we entered into an employment agreement with Bill Joll to serve as our Chief Executive Officer. In selecting Bill Joll as the successor Chief Executive Officer, the Compensation Committee relied heavily on the advice of various executive recruiting firms to negotiate the compensation of the Chief Executive Officer.

The Compensation Committee formally meets several times each year (4 times in 2006). The Compensation Committee meets informally more frequently, and consults informally with management, including the chief executive officer. Members of the Committee establish the agendas for their meetings, which are held in executive session. The Committee’s Chairman reports the Committee’s decisions on executive compensation to the Board. The General Counsel supports the Compensation Committee in its duties and, along with the chief executive officer, may be delegated authority to fulfill certain administrative duties regarding executive compensation programs. The Compensation Committee does not have authority under its charter to retain, approve fees for and terminate advisors, consultants, attorneys, and agents, but seeks agreement with the chief executive officer on funding as necessary to help it fulfill its responsibilities. As noted above, the Compensation Committee monitors the work that outside consultants perform for it and the fees paid for such work to ensure that those consultants maintain objectivity and independence when rendering advice to the committee. Additional information concerning the processes used by the Compensation Committee in setting executive compensation and the role of management in those processes is contained in the Compensation Discussion and Analysis.

In addition to these functions, the Compensation Committee has responsibility to review and approve, or recommend to the Board for its approval, the appropriate level of compensation for Directors. The compensation paid to non-management directors in 2006 is described below.

Item 11.	Executive Compensation

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview of our Compensation Program

The Compensation Committee oversees our executive compensation plans and general compensation and employee benefit plans, including incentive and equity-based plans. Information concerning the Compensation Committee, the scope of its authority and responsibilities, and its processes and procedures are described in the “Compensation Committee” section of the corporate governance discussion.

The individuals who served as our chief executive officer and our chief financial officer during fiscal year ended December 31, 2006, as well as the other individuals included in the Summary Compensation Table, are referred to in this proxy statement as the “Named Executive Officers.”

Compensation Philosophy and Objectives

Our compensation program for the Named Executive Officers is intended to attract, retain, motivate and appropriately reward talented executives who can contribute significantly to our financial growth and success, and thereby build value for our stockholders over the long term. The program has the following specific goals:

•	To offer a total compensation package to the Named Executive Officers that is competitive in the marketplace for executive talent.

•
To motivate the Named Executive Officers to achieve our business objectives by providing incentive compensation awards that take into account our overall performance and that measure performance against those business objectives.

•
To provide equity-based, long-term compensation arrangements that create meaningful incentives for the Named Executive Officers to maximize our near and long-term future performance, that align their interests with our shareholders', and encourage the Named Executive Officers to remain with the Company.

To achieve these objectives, the Compensation Committee is developing certain processes for setting Named Executive Officer compensation and is constructing an overall compensation program that consists of a number of elements, as described below.

Setting Executive Compensation

General Processes

In establishing compensation of Named Executives, the Compensation Committee has relied heavily on the terms of existing employment agreements with executive officers to establish executive compensation. Those agreements were entered into before the Company had articulated its current compensation philosophy, and thus, do not fully reflect the compensation principles that the Committee has since established. As we renew our executives’ employment agreements, we will work to ensure that the terms of the agreements dovetail with our compensation philosophy.

The Compensation Committee intends to use certain performance measures as the bases for determining annual cash incentive compensation. The Compensation Committee intends for annual cash incentive compensation to be linked to attainment of specific target performance measures. The specific target performance measure for 2007 will be cash flow. Further, the Named Executive Officers will not receive a bonus unless we have positive cash flow, and the payment of bonuses may not result in negative cash flow for us.

Generally, the bonus for each Named Executive Officer will be based on a percentage of his salary. The minimum amount of cash incentive compensation that Named Executive Officer can achieve will be $0 and will increase up to 20% of the Named Executive Officer’s salary on a schedule as our cash flow increases up to a pre-determined target amount. Thereafter, the cash incentive compensation will be based on performance toward a second, higher target amount, up to a maximum amount of cash incentive compensation equal to 50% of the Named Executive Officer’s salary, again on a schedule that links actual cash flow achieved with percentage of salary payable as bonus. The Compensation Committee will make subjective determinations as to the cash flow performance targets that must be attained for the Named Executive Officers to earn each of the two tiers of cash incentive compensation. In addition to this programmatic approach, the committee retains the discretion to grant cash bonuses as necessary to account for special circumstances or extraordinary individual or company performance.

The Compensation Committee intends annually to review and benchmark the total compensation program for the Named Executive Officers against relevant market data. The Compensation Committee anticipates retaining James Reda to assist in the benchmarking process, which will involve a comparison of various components of total compensation against a peer group of publicly traded companies (the “Peer Group”). The Compensation Committee has selected the Peer Group companies based on their similarities to us in revenue, earnings and capital and management structures, and the Board has adopted the Peer Group based on the Compensation Committee’s recommendation. The Compensation Committee included in the Peer Group some companies that, because of their recent acquisition or changes in ownership structure, have recently ceased to be publicly traded. The Peer Group will be reviewed periodically by the Compensation Committee and Board and updated as necessary to maintain comparability, including to remove those companies that have recently ceased to be publicly traded. The companies currently composing the Peer Group are:

•	Audible Inc.
•	Broadcaster Inc.
•	CaminoSoft Corp.
•	DG FastChannel Inc.
•	DivX, Inc.
•	eGames Inc.
•	Global Entertainment Holdings/Equities
•	Loudeye Corp.
•	OpenTV Corp.
•	SmartVideo Technologies, Inc.
•	Sonic Foundry, Inc.
•	SRS Labs, Inc.
•	TouchStone Software Corp.
•	VitalStream Holdings, Inc.
•	Wizzard Software Corp.

The Compensation Committee will compare its executive compensation programs as a whole to those maintained by the members of the Peer Group to determine whether our programs are reasonable in the aggregate. In addition, the Compensation Committee will compare the pay of its individual Named Executive Officers with that of executives of the Peer Group companies who hold functionally comparable positions.

Allocating Between Different Types of Compensation

The Compensation Committee believes that executive compensation should include a mix of different types of compensation and takes this consideration into account when structuring the total compensation for each Named Executive Officer. The allocation among different types of compensation is based on the employment agreement with the Named Executive Officer, where such agreements exist. Within the parameters set by the employment agreements, if any, the Compensation Committee intends to reward recent performance and create incentives for long-term enhancements in shareholder value. For example, the Compensation Committee allocates a portion of each Named Executive Officer’s total compensation to an annual variable compensation program that links the amount of bonus pay directly to the annual performance of On2. This is achieved through our annual cash incentive plan, which is further described below. In setting the amounts potentially payable under the annual cash incentive plan, the Compensation Committee takes into account other annual cash compensation payable to each Named Executive Officer and how that compensation compares to the amount of annual cash compensation paid by companies in the Peer Group. In setting the terms of the future employment agreements and when setting future compensation, the Compensation Committee anticipates setting total annual cash compensation in the middle percentile of the Peer Group for performance that meets our annual business objectives and between the 50th and 80th percentile of the Peer Group for performance that substantially exceeds annual business objectives.

The Compensation Committee also seeks to allocate a portion of total compensation to long-term, equity-based compensation. Equity-based compensation is designed to motivate the creation of long-term shareholder value and simultaneously enhance executive retention. The Compensation Committee typically uses stock options because this form of equity compensation provides the executive with value only if the price of our stock when the option is exercised exceeds the option’s exercise price. This provides an incentive to increase stock price over the term of the option. To enhance retention goals and provide balance with stock options, the Compensation Committee may also grant restricted stock. The Compensation Committee anticipates that long-term, equity based compensation will constitute a larger percentage of each Named Executive Officer’s total compensation in future years as the Compensation Committee has additional opportunity to structure appropriately targeted awards of this type.

Role of Executive Officers in Compensation Decisions

Decisions on the compensation of the chief executive officer are made by the Compensation Committee. Compensation decisions on the other Named Executive Officers are made by the chief executive officer, pursuant to guidelines established by the Compensation Committee. Decisions regarding non-equity compensation of employees who are not Named Executive Officers are made by our chief executive officer in consultation with other members of management and the Compensation Committee. The chief executive officer, in consultation with the Compensation Committee, annually reviews the performance of the other Named Executive Officers. The Compensation Committee may exercise discretion to modify any recommended salary adjustment or award as it deems appropriate under the circumstances.

2006 Executive Compensation Components

For the 2006 fiscal year, the principal components of compensation for the Named Executive Officers were:

•	base salary;

•	performance-based incentive compensation; and

•	long-term equity incentive compensation.

In addition, employment agreements with three of our Named Executive Officers provide for certain potential payments upon termination of employment for a variety of reasons, as well as certain payments and benefits during the executive’s employment. The Compensation Committee does not currently believe that perquisites, such as club memberships or automobile allowances, have a significant role to play in executive compensation. Each of the elements of the executive compensation program is discussed in the following paragraphs.

Base Salary

Base salaries are designed to compensate the Named Executive Officers for faithful execution of their individual responsibilities. The base salaries of the chief executive officer, executive vice president and chief technology officer, and the executive vice president and general counsel are set forth in the applicable employment agreement with the executive. The employment agreement of the chief executive officer will expire on May 1, 2008. The employment agreement of the executive vice president and general counsel will expire on February 8, 2008. The employment agreement of the executive vice president and chief technology officer will expire on September 15, 2009. When we enter into new or amended employment agreements with such Named Executive Officers, or if we enter into an employment agreement with another executive officer, the Compensation Committee will review the base salaries and adjust them based on a number of relevant factors. During its review of base salaries, the Compensation Committee primarily considers the following:

•	relevant market data developed in connection with the benchmarking process described above;

•	the executive’s role and responsibilities;

•	and, in cases of renewal, the past performance of the executive.

Of the factors described above, primary consideration will be given to relevant market data in setting base salaries because the Compensation Committee believes that base compensation for executives should be close to the fiftieth percentile of the peer group and that upside potential in total compensation is achieved through the performance-based and long-term incentive compensation programs. Factors, other than those listed above, that may cause the Compensation Committee to deviate from the benchmarking salary data include an executive’s experience in a particular role, retention concerns, and the Compensation Committee’s judgment based on an executive’s leadership qualities, career with us, and long-term potential to enhance shareholder value.

Base salaries for other Named Executive Officers are set by the chief executive officer, within the guidelines established by the Compensation Committee. Those guidelines are based on the salaries set by the Compensation Committee for those Named Executive Officers that have employment agreements with us.

In setting base salaries for the chief executive officer in 2006, the Compensation Committee primarily relied upon the assistance of the executive search firm that assisted us in locating a suitable replacement for the chief executive officer who resigned in 2006. The data relied upon included the base salaries and total compensation for recently placed chief executive officers in technology business of similar size and lifestage.

Annual Cash Incentive Compensation

Our annual cash incentive plan is designed to reinforce the importance of both teamwork and individual initiative and effort, and to provide an incentive for employees to achieve and surpass targeted performance goals. As described below, bonuses to officers are based on a percentage of salary and are linked to metrics established by the Board. Bonuses to other employees are payable from a bonus pool that is budgeted for at the beginning of the fiscal year and are based on individual performance or achievement of technical goals.

For 2007, the annual bonus amount for Named Executive Officers will be based on one or more Company-wide performance measures. The specific target performance measure for 2007 will be cash flow, that is, revenue minus operating expenses. Under the plan, Named Executive Officers will not receive a bonus unless we have positive cash flow, and the payment of bonuses may not result in negative cash flow for us.

Generally, the bonus for each Named Executive Officer will be based on a percentage of the participant’s base salary. This year, the minimum threshold for cash incentive compensation will be $0 and will increase up to 20% of the Employee/Named Executive Officer’s salary as our cash flow increases up to a pre-determined target amount. Thereafter, the cash incentive compensation will be based on performance toward a second, higher target amount, up to a maximum amount of cash incentive compensation equal to 50% of the Employee/Named Executive Officer’s salary.

Each year, the Compensation Committee will consider how to structure performance measures to ensure that the amount of the cash incentive potentially payable under the plan is properly aligned with our business objectives and strategic initiatives. As noted above, for 2007, the Compensation Committee has determined that cash flow is the primary financial measure that should be used to measure performance with regard to the annual cash incentive compensation plan.

The annual bonus amount paid in 2006 was for the 2005 year. Eric Ameres received a discretionary bonus of $9,000 and Tim Reusing received a discretionary bonus of $10,000. None of our other Named Executive Officers received annual cash incentive compensation during 2006 for their performance during the 2005 year. The amounts of the cash incentive compensation paid for the 2005 year reflected the Company’s continued negative cash flow situation.

Company-wide performance measures for the 2006 cash incentive plan were not defined prior to the end of 2006. The Compensation Committee intended to establish the target performance levels for 2006 based on a budget target. The 2006 plan funding was based on base salaries for all eligible employees as of December 31, 2006. The level of total funding for the plan for 2006 was determined during conversations between the Board and the Chief Executive Officer regarding the Company's performance in 2006.

Long-Term Equity Incentive Compensation

Consistent with our compensation philosophy, long-term equity incentives are an important component of each Named Executive Officer’s total compensation package. We have generally awarded stock options to the Named Executive Officers and other key management employees. These stock option awards are designed to:

•	reward and encourage long-term contribution to the Company

•	align executives' interests with the interests of shareholders;

•	help achieve competitive levels of total compensation.

During 2006, the Company only awarded long-term equity compensation only to Mr. Joll and Mr. Frost. Mr. Joll was awarded options to purchase 1,350,000 shares of common stock at an exercise price of $.90 per share. The options were issued to Mr. Joll in connection with the commencement of his employment with the Company. The options vested in one installment of 333, 334 shares on May 1, 2006, one installment of 333,333 shares on November 8, 2006, with the remainder to vest in one installment of 333,333 shares on May 8, 2007 and one installment of 500,000 shares on May 8, 2008.

Mr. Frost was awarded options to purchase 75,000 shares of common stock at an exercise price of $0.82 per share. The options were issued to Mr. Frost in connection with his promotion to General Counsel. The options vested in one installment of 37,500 shares on April 3, 2006 and one installment of 37,500 shares on February 28, 2007.

The Compensation Committee intends to determine stock option award levels based on consideration of a number of factors, including discussions with the chief executive officer and other executives. For 2006, stock option awards were approved in the first quarter of 2007 and will be granted in the second quarter of 2007. However, newly appointed or promoted executives or management personnel may receive an additional stock grant at other times during the year.

Grants are not directly connected to an executive’s salary or bonus. Grants of stock options or restricted stock awards will usually be subject to less dramatic variation than cash incentive compensation. For instance, in a year when an executive’s performance evaluation was good, he might receive an equity award that is slightly larger than that received by other executives. But if, in that same year, our financial performance did not meet targets, then the executive would not receive a bonus. If, however, in the following year, the executive’s performance evaluation was again good and our financial performance exceeded targets, then the executive would receive an equity award that, while higher than other executives’, was approximately the same as in the previous year. On account of our financial performance in that year, however, he would also receive a bonus; like the award of equity, that bonus would also be adjusted upward because of the employee’s exceptional performance.

Grants will generally be awarded during the first quarter of the fiscal year in order to coincide with the timing of annual reviews and compensation determinations, and because our fiscal year-end results have generally been announced by this time. Equity awards are awarded under our 2005 Incentive Compensation Plan, which requires that the option exercise price be based on the average of the high and low price of our common stock on the trading day preceding the date the option is granted. The Compensation Committee does not grant options with an exercise price that is less than the fair market value of our common stock, as determined according to the 2005 Incentive Compensation Plan, or grant options which are priced on a date other than the grant date, unless for some reason the date proceeding the date is not a trading date, in which case the average of the high and low price of our common stock on the preceeding trading day is used.

Retirement and Other Benefits

We maintain a tax-qualified Section 401(k) savings plan available to all of our employees, including the Named Executive Officers. The plan provides a matching contribution equal to 100% of an employee’s contributions, up to a maximum contribution of $1,000. All contributions to the Section 401(k) savings plan, including the matching contributions, are fully-vested upon contribution.

Our other benefit plans primarily include medical and other health care benefits, group life insurance, disability and tuition assistance. The Compensation Committee has reviewed these other components of compensation in relation to the total compensation of the Named Executive Officers, and determined that they are reasonable and appropriate.

We do not maintain any defined benefit pension plans or any nonqualified deferred compensation arrangements.

Perquisites and Other Personal Benefits

We do not provide the Named Executive Officers with any perquisites or other similar personal benefits and the Compensation Committee does not currently believe that perquisites, such as club memberships or automobile allowances, have a significant role to play in executive compensation.

Employment Agreements

Mr. Joll, Mr. Ameres and Mr. Frost are parties to employment agreements with us. Each of these agreements provides for certain payments and other benefits if the executive’s employment terminates under specified circumstances, as well as certain payments and benefits during the executive’s employment. The Compensation Committee believed that these employment arrangements were an important part of our overall executive compensation program at that time because they served as a recruitment and retention device. However, the Compensation Committee has not determined that it is necessary to enter into employment agreements with other executives at this time. More information concerning these employment agreements is contained in the “Employment Agreements” section and in the “Potential Payments Upon Termination” section.

COMPENSATION COMMITTEE REPORT

The Compensation Committee oversees On2’s executive compensation program on behalf of the Board. In fulfilling its oversight responsibilities, the Compensation Committee reviewed and discussed with On2 management the Compensation Discussion and Analysis set forth in this proxy statement. Based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this proxy statement.

James Meyer, Chairman
Michael Alfant

SUMMARY COMPENSATION TABLE

The following table provides summary information regarding compensation earned by the Named Executive Officers during the fiscal year ended December 31, 2006.

Name and Principal Position	Year	Salary	Bonus	Option Awards[2]	All Other Compensation[3]	Total
Douglas A. McIntyre Chief Executive Officer, President and Chairman, Former	2006	$36,000	$175,000		$27,000[5]	$238,000
James Meyer Interim Chief Executive Officer, Former[4]	2006	$109,000				109,000
Bill Joll Chief Executive Officer and President[1]	2006	$211,000		$784,000		995,000
Anthony Principe Executive Vice President and Chief Financial Officer	2006	$120,000			1,000	121,000
Eric L. Ameres Executive Vice President and Chief Technology Officer	2006	$190,000	$9,000		1,000	200,000
Matthew Frost Executive Vice President and General Counsel	2006	$179,000		46,000	1,000	226,000
Timothy C. Reusing Executive Vice President - Legal and Business Affairs, Former	2006	$233,000	$10,000		1,000	244,000

1 Mr. Joll commenced employment on May 8, 2006 at an annual base salary of $325,000. His salary for 2006 was prorated to reflect his employment for only the relevant portion of the year.

2 This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2006 fiscal year for the fair value of stock options granted to each of the Named Executive Officers in 2006 as well as prior fiscal years, determined in accordance with SFAS 123R. The amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions with respect to the 2006 grants, refer to note 1(k) of our financial statements in the Form 10-K for the year ended December 31, 2006, as filed with the SEC. See the Grants of Plan-Based Awards Table at page 12 for information on options granted in 2006. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that may be recognized by the Named Executive Officers. Options awarded to Mr. Joll during the 2006 fiscal year were granted on May 1, 2006. Options awarded to Mr. Frost during the 2006 fiscal year were granted on April 3, 2006.

3 See the All Other Compensation Table for additional information.

4 Mr. Meyer also received compensation in 2006 for his service on On2’s Board of Directors. See page 19.

5 Mr. McIntyre received this compensation for consulting services provided after termination of his employment as President, Chairman and Chief Executive Officer.

All Other Compensation Table

The All Other Compensation in the Summary Compensation Table reports the company matching contributions to the named executive’s section 401(k) savings plan account of up to $1,000 (subject to the limitations imposed by law).

GRANTS OF PLAN-BASED AWARDS IN 2006

The following table provides information about equity and non-equity awards granted to the Named Executive Officers in 2006. This information includes (1) the grant date of the award; (2) the estimated payouts under non-equity incentive plan awards, which consist of the potential payout levels under the 2006 annual performance-based incentive plan; (3) the number of shares underlying restricted stock awards; (4) the number of shares underlying stock option awards; (5) the exercise price of the stock option awards, based on closing price of our common stock on the date of grant and (6) the grant date fair value of each equity award, computed under SFAS 123R.

Name	Grant Date	All Option Awards: Number of Securities Underlying Options[1]	Exercise or Base Price of Option Awards)[2]	Grant Date Fair Value of Stock and Option Awards[3]

Douglas A. McIntyre		_____

James Meyer		_____

Bill Joll	May 9, 2006	1,500,000	$0.90	$1,114,000

Anthony Principe		_____

Eric L. Ameres		_____

Matthew Frost	April 3, 2006	75,000	$0.82	$51,000

Timothy Reusing		_____

1 This column shows the number of stock options granted in 2006 to the Named Executive Officers. The 1,500,000 options issued to Mr. Joll vested in one installment of 333, 334 shares on May 1, 2006, one installment of 333,333 shares on November 8, 2006, with the remainder to vest in one installment of 333,333 shares on May 8, 2007 and one installment of 500,000 shares on May 8, 2008. The options issued to Mr. Frost vested in one installment of 37,500 shares on April 3, 2006 and one installment of 37,500 shares on February 28, 2007.

2 This column shows the exercise price (per share) for the stock options granted, which was the average of the high and low prices of a share of our common stock on the last date on which our stock was traded prior to the date on which the Compensation Committee granted the options.

3 This column shows the full grant date fair value of stock options under SFAS 123R granted to each of the Named Executive Officers in 2006. Generally, the full grant date fair value is the amount that we would expense in our financial statements over the award’s vesting schedule. For stock options, fair value is calculated using the Black-Scholes option-pricing model which takes into account volatility in the price of our stock, the risk-free interest rate, the estimated life of the award, the closing market price of our stock on the date of grant and the exercise price. For additional information on the valuation assumptions, refer to note 1(k) of our financial statements in the Form 10-K for the year ended December 31, 2006, as filed with the SEC. These amounts reflect our accounting expense, and do not correspond to the actual value that may be recognized by the Named Executive Officers.

Narrative to Summary Compensation Table and Plan-Based Awards Table

Employment Agreements. During 2006, Mr. Joll, Mr. Ameres and Mr. Frost were employed pursuant to employment agreements with us. Each agreement specifies the Named Executive Officer’s base salary, annual bonus opportunity, benefits during employment and post-termination benefits. The employment agreements also impose on each Named Executive Officer certain obligations following termination of their employment.

Mr. Joll’s employment agreement has an initial term that ends on May 7, 2008. The term will be automatically extended thereafter for a one-year term unless either party provides notice of non-extension at least ninety days prior to the expiration of the original term. Mr. Joll’s agreement provides for an initial base salary of $325,000. The agreement provides for a discretionary bonus for the fiscal year ending December 31, 2006, ranging from 33% of base salary based on attainment of an agreed-upon budget to 67% of base salary. A threshold budget was adopted by the Compensation Committee after the end of the 2006 fiscal year; the target budget specified under the Agreement that would have entitled Mr. Joll to receive the 67% bonus was achievement of positive earnings before interest, taxes, depreciation and amortization. We did not achieve positive earnings before interest, taxes, depreciation and amortization in fiscal 2006, so the discretionary bonus of 33% of base salary, $107,250, will be paid to Bill Joll based upon the budget adopted by the Compensation Committee at the end of the 2006 fiscal year.

Pursuant to the agreement with Mr. Joll, we granted to him options to purchase 1,500,000 shares of our common stock at an exercise price of $.90 per share. The options vested in one installment of 333,334 shares on May 1, 2006, one installment of 333,333 shares on November 8, 2006, with the remainder to vest in one installment of 333,333 shares on May 8, 2007 and one installment of 500,000 shares on May 8, 2008. The exercise price of $0.90 for the stock options granted was the average of the high and low price of our common stock on April 28, 2006, the trading day preceeding the date on which the Compensation Committee approved the grant of the options.

In addition, the agreement also entitles Mr. Joll to participate in employee benefit plans which are available to our other senior executives, annual vacation and reimbursement of reasonable travel and other business expenses.

Mr. Frost’s employment agreement has an initial term that ends on February 28, 2008. The term may be extended upon our agreement with Mr. Frost. Mr. Frost’s agreement provides for an annual base salary of $182,500 per year and an annual discretionary bonus pursuant to the bonus plan available to the most senior members of our management. Mr. Frost also received stock options to purchase 75,000 shares of our common stock, to be granted under our 2005 Incentive Compensation Plan. One-half of the options vested on March 8, 2006, the date of grant, and the other half of the options vested on February 28, 2007. The exercise price was $0.82, which was the average of the high and low price of our common stock on March 31, 2006, the trading day preceeding the date on which the Compensation Committee granted the options. The agreement also provides that Mr. Frost is entitled to participate in employee benefit plans which are available to our other senior executives, annual vacation and reimbursement of reasonable business expenses.

Mr. Joll, Mr. Ameres and Mr. Frost are entitled to certain payments and benefits under their employment agreements if they are terminated by us without cause. For additional information concerning these payments and benefits, see Potential Payments Upon Termination on page 16.

Salary and Cash Incentive Awards in Proportion to Total Compensation. As noted in the Compensation Discussion and Analysis, the Compensation Committee believes that a portion of each Named Executive Officer’s compensation should be in the form of equity awards; however, the Compensation Committee awarded very little cash incentive compensation and long-term equity incentive compensation as a result of the Company’s continued negative cash flow in 2005. The following table sets forth the percentage of each Named Executive Officer’s total compensation that was paid in the form of base salary and cash incentive award under the 2006 performance-based incentive plan. The Compensation Committee anticipates that salary and cash incentive awards will constitute a smaller percentage of each Named Executive Officer’s total compensation in future years as the Compensation Committee has additional opportunity to structure appropriately targeted long-term equity-based incentive awards, such as stock options and restricted stock and the Company achieves profitability.

Name	Percentage of Total Compensation
Douglas A. McIntyre	100%
James Meyer	100%
Bill Joll	21%
Anthony Principe	100%
Eric Ameres	100%
Matthew Frost	80%
Timothy C. Reusing	100%

As described above, we have moved from a practice of awarding cash bonuses and equity compensation at the end of a fiscal year to a practice of making such awards at the beginning of a fiscal year, based upon the previous year’s performance. Accordingly, the amount of equity compensation awarded to Named Executive Officers in 2006, other than to those officers who received promotions or were newly hired, is significantly lower than it has been in past years, or will likely be in the future.

OUTSTANDING EQUITY AWARDS AT 2006 FISCAL YEAR-END

The following table provides information about the stock option awards held by the Named Executive Officers as of December 31, 2006. This information includes unexercised and unvested stock options. Each equity award is separately shown for each Named Executive Officer. The vesting schedule for each stock option award is shown immediately following the table based on the date on which the stock option award was granted.

	Option Awards
Name	Option Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Option Awards Vesting Schedule
Bill Joll	5/1/2006	666,667	333,333		$0.90	5/1/2014	33.34% vests on 5/1/06; 33.33% vests on 11/8/06; 33.33% vests on 5/8/07
	5/1/2006		500,000		$0.90	5/1/2014	100% vests on 5/8/08

Anthony Principe	8/26/2002	12,500			$014	8/26/2012	25% immediately; 25% 1 year after grant; 25% 2 years after grant; 25% 3 years after grant
	10/1/2002	10,000			$0.32	10/1/2012	50% in 6 months; 50% 1 year after grant
	11/15/2003	50,000			$1.25	11/15/2013	50% immediately; 50% 1 year after grant
	5/13/04	35,000			$0.66	5/13/2014	50% immediately; 50% 1 year after grant
	12/3/2004	40.000			$0.57	12/3/2014	100% 1 year after grant
	6/27/2005	40,000			$0.59	6/27/2013	50% immediately; 50% 1 year after grant
	11/18/2005	100,000			$0.79	11/18/2013	50% immediately; 50% 1 year after grant

Eric Ameres	7/27/1999	50,000			$16.63	7/27/2009	33% 1 year after grant; 33.33% 2 years after grant; 33.34% 3 years after grant
	5/17/2000	100,000			$11.81	5/17/2010	33% 1 year after grant; 33.33% 2 years after grant; 33.34% 3 years after grant
	4/1/2003	100.000			$0.40	4/1/2013	33% 1 year after grant; 33.33% 2 years after grant; 33.34% 3 years after grant

	8/9/2001	50,000		$0.80	8/9/2011	50% immediately; 50% 1 year after grant
	7/2/2004	200,000		$0.68	7/2/2014	50% immediately; 50% 1 year after grant
	5/5/2005	200,000		$0.57	5/5/2013	100% on 12/3/05
	11/18/2007	200,000		$0.79	11/18/2013	50% immediately; 50% 1 year after grant

Matthew Frost	12/15/2003	75,000		$1.36	12/15/2013	33.33% immediately; 33.33% 1 year after grant; 33.34% 2 years after grant
	5/13/2004	35,000		$0.66	5/13/2014	50% immediately; 50% 1 year after grant
	12/3/2004	140,000		$0.57	12/3/2014	100% 1 year after grant
	11/18/2005	100,000		$0.79	11/18/2013	50% immediately; 50% 1 year after grant
	4/3/2006	37,500	37,500	$0.81	4/3/2014

Douglas A. McIntyre

James Meyer	5/11/2005					100% immediately
	11/18/2005					100% immediately

Timothy Reusing	4/1/2003	33,334		$0.40	4/1/2013	33% 1 year after grant; 33.33% 2 years after grant; 33.34% in 3 years
	11/5/2003	84,000		$1.25	11/5/2013	50% immediately; 50% 1 year after grant
	7/2/2004	200,000		$0.68	7/2/2014	50% immediately; 50% 1 year after grant
	6/15/2005	200,000		$0.57	5/5/2013	100% on 12/3/05
	11/18/2005	100,000		$0.79	11/18/2013	100% 1 year after grant

OPTION EXERCISES AND STOCK VESTED IN FISCAL 2006

The following table provides information for the Named Executive Officers regarding stock options that were exercised during fiscal 2006.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
Bill Joll
Anthony Principe
Eric Ameres
Matthew Frost
Douglas A. McIntyre [1]	1,475,000	$1,138,433
James Meyer
Timothy C. Reusing [2]	193,332	$210,332

1 Douglas A. McIntyre exercised the following stock options in 2006:

•	125,000 stock options on May 16, 2006. The stock options had an exercise price of $28,250 and a market price of $98,750 on the date of exercise.
•	500,000 stock options on May 26, 2006. The stock options had an exercise price of $165,000 and a market price of $385,000 on the date of exercise.
•	356,700 stock options on September 28, 2006. The stock options had an exercise price of $228,288 and a market price of $246,123 on the date of exercise.
•	243,300 stock options on September 20, 2006. The stock options had an exercise price of $155,712 and a market price of $177,609 on the date of exercise.
•	100,000 stock options on November 2, 2006. The stock options had an exercise price of $64,000 and a market price of $86,000 on the date of exercise.
•	81,700 stock options on December 15, 2006. The stock options had an exercise price of $64,543 and a market price of $80,066 on the date of exercise.
•	68,300 stock options on December 18, 2006. The stock options had an exercise price of $53,957 and a market price of $64,885 on the date of exercise.

2 Timothy C. Reusing exercised the following options in 2006:

•	93,332 stock options on December 14, 2006. The stock options had an exercise price of $47,533 and a market price of $93,332 on the date of exercise.
•	100,000 stock options on December 21, 2006. The stock options had an exercise price of $79,000 and a market price of $117,000 on the date of exercise.

POTENTIAL PAYMENTS UPON TERMINATION

Employment Agreements. As explained in the Narrative to the Summary Compensation Table and Plan-Based Award Table on pages 11 and 12, we have entered into employment agreements with Mr. Joll, Mr. Ameres and Mr. Frost. The agreements provide for certain payments and other benefits if their employment with us is terminated under circumstances described in the agreements. The specific payments and benefits depend on the type of termination event. The standard definitions for the various types of termination events covered under the agreements are described below, although the exact definitions may vary by agreement and by Named Executive Officer.

•
“Resignation for Good Reason” means a termination that the executive initiates if we, without the executive’s consent, fail to continue to employ him in his position; there is a material diminution in the nature or scope of his responsibilities, duties or authority; or we fail to make any payment or provide any benefit due under the agreement 15 days after notice of such has been made to us.

•	“Resignation without Good Reason” means a termination initiated by the Named Executive Officer that is not a Resignation for Good Reason.

•
“Termination for Cause” means termination of the Named Executive Officer’s employment by us due to his failure to satisfactorily perform material services required by the Board; conviction of a felony or any act of material fraud or dishonesty; willful misconduct or gross negligence in the performance of his duties; disregard or violation of the legal rights of our employees or of our written policy regarding harassment or discrimination; or a breach of any material provision of the executive’s employment agreement.

•	“Termination without Cause” means a termination by us of the Named Executive Officer’s employment that is not a Termination for Cause.

•
“Non-extension of Term by the Company” means termination initiated by us by providing notice to the Named Executive Officer that the current term of the agreement will not be automatically extended beyond its scheduled end date.

•
“Disability Termination” means termination of the executive’s employment by us because of his failure to perform his material duties for a period of 26 consecutive weeks or an aggregate of 40 weeks during any twelve month period, in the case of Bill Joll, or six consecutive weeks or an aggregate of twelve weeks during any twelve month period, in the case of Matt Frost as a result of disability or incapacity.

•	“Death Termination” means the automatic termination of the agreement upon the Named Executive Officer’s death.

Bill Joll is subject to non-competition and non-solicitation restrictions following termination of his employment for any reason. These restrictions apply for 12 months. In addition, Mr. Joll and Mr. Frost are entitled to continue coverage under company-sponsored group health plans following termination of employment for a period of six months.

The following tables describe the potential payments and benefits under each employment agreement. The agreements vary as to whether a particular type of termination event entitles the Named Executive Officer to any benefits or payments.

Bill Joll
Chief Executive Officer
and President

Executive Benefits and Payments Upon Separation[1]	Resignation for Good Reason	Non-extension of Term by the Executive	Resignation without Good Reason	Termination for Cause	Termination without Cause	Non-extension of Term by the Company	Disability Termination	Death Termination
Compensation:
Severance[2]	$341,700	$0	$0	$0	$341,700	$162,500	$27,083	$0
Bonus[3]	$325,000	$0	$0	$0	$325,000	$0	$0	$0

Benefits & Perquisites:[4]
Health Plan Continuation[5]	$31,941	$0	$0	$0	$31,941	$0	$0	$0

Total	$698,641	$0	$0	$0	$698,641	$162,500	$27,083	$0

1 The amounts shown in this table were computed based on the following assumptions: the termination date is December 31, 2006; Mr. Joll’s base salary is $325,000; and Mr. Joll’s target percentage is 100% for purposes of our 2007 Cash Incentive plan.

2 For Resignation for Good Reason or Termination without Cause, severance is one year of his base salary at termination and is paid in a single lump. For a Non-extension of Term by the Company, severance is continued payment of base salary for six (6) months following the date on which Mr. Joll receives the notice of non-renewal. For a Disability Termination, severance is continued payment of base salary for thirty (30) days following the notice of termination by us.

3 The bonus amount shown in the event of a Resignation for Good Reason or Termination without Cause is an amount that the Board determines is their good-faith estimate of the pro rata amount of the bonus that would become payable for that year in which the termination or resignation occurs, based upon the goals agreed to by us and Mr. Joll for that year, payable at the end of the year.

Eric Ameres
Executive Vice President and Chief Technical Officer

Executive Benefits and Payments Upon Separation[1]	Resignation for Good Reason	Non-extension of Term by the Executive	Resignation without Good Reason	Termination for Cause	Termination without Cause	Non-extension of Term by the Company	Disability Termination	Death Termination
Compensation:
Severance[2]	$0	$0	$0	$1,800	$96,250	$0	$1,800	$1,800
Bonus[3]	$0	$0	$0	$0	$0	$0	$0	$0

Benefits & Perquisites:[4]
Health Plan Continuation[5]	$0	$0	$0	$0	$7,150	$0	$0	$0

Total	$0	$0	$0	$1,800	$103,400	$96,250	$1,800	$1,800

1 The amounts shown in the above tables were computed based on the following assumptions: the termination date was December 31, 2006; Mr. Ameres’s base salary was $190,000.

2 Severance is continuation of annual base salary for one (1) year from the date of termination in the event of a Termination without Cause.

Matthew Frost
Executive Vice President and General Counsel

Executive Benefits and Payments Upon Separation[1]	Resignation for Good Reason	Non-extension of Term by the Executive	Resignation without Good Reason	Termination for Cause	Termination without Cause	Non-extension of Term by the Company	Disability Termination	Death Termination
Compensation:
Severance[2]	$212,000	$0	$0	$9,600	$91,250	$0	$9,600	$9,600
Bonus[3]	$0	$0	$0	$0	$0	$0	$0	$0

Benefits & Perquisites:[4]
Health Plan Continuation[5]	$0	$0	$0	$11,650	$11,650	$0	$11,650	$11,650

Total	$212,000	$0	$0	$21,250	$102,900	$0	$21,250	$21,250

1 The amounts shown in the above tables were computed based on the following assumptions: the termination date was December 31, 2006; Mr. Frost’s base salary was $182,500.

2 Severance is continuation of annual base salary for one (1) year from the date of termination in the event of a Termination without Cause.

Life Insurance Benefit. If Mr. Joll had died on December 31, 2006, his survivor would have received $250,000 under the supplemental term life insurance policy for which we annually reimburse premiums. If Mr. Ameres had died on December 31, 2006, his survivor would have received $190,004.88 under the supplemental term life insurance policy for which we annually reimburse premiums. If Mr. Frost had died on December 31, 2006, his survivor would have received $182,500.08 under the supplemental term life insurance policy for which we annually reimburse premiums. If Mr. Principe had died on December 31, 2006, his survivor would have received $138,450.24 under the supplemental term life insurance policy for which we annually reimburse premiums.

NON-MANAGEMENT DIRECTOR COMPENSATION FOR FISCAL 2006

We use a combination of cash and equity-based incentive compensation to attract and retain qualified candidates to serve as non-management directors on the Board. Director compensation is reviewed annually by the Compensation Committee and changes are made to the total director compensation package when the Board determines that such changes are appropriate. The Compensation Committee may from time to time engage independent compensation consultants to evaluate our director compensation program relative to the same Peer Group of companies that the Compensation Committee will consider in setting executive compensation, as described in the Compensation Discussion and Analysis on page 5. During the fiscal year ended December 31, 2006, each non-management director received an annual retainer fee of $10,000 for service on the Board and $5,000 for each committee on which they serve, except that non-management directors who are chairmen of committees shall $10,000 for their service on each such committee. In addition, a non-management chairman of the Board receives an annual cash retainer fee of $10,000 for service as chairman. All members of the Board are reimbursed for actual expenses incurred in connection with attendance at Board meetings and committee meetings.

Name	Fees Earned or Paid in Cash	Option Awards	Total

James Meyer[1]	$14,167.00		$14,167.00
William Newman	15,000.00		$15,000.00
Thomas Weigman	15,000.00		$15,000.00
J. Allen Kosowsky	40,000.00	$87,400	$112,000.00
Mike Kopetski	15,000.00		$15,000.00
Mike Alfant	15,000.00		$15,000.00
Afsaneh Naimollah	17,917.00		$17,917.00

1 Mr. Meyer also received compensation for his service as Interim Chief Executive Officer. See page 11. He did not receive a fee for his service on the Board during the term of his employment as Interim Chief Executive Officer.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS

We are not aware of any stockholder who was the beneficial owner of more than 5% of the outstanding shares of common stock on April 30, 2007.

SECURITY OWNERSHIP OF EXECUTIVE OFFICERS AND DIRECTORS

The following information with respect to beneficial ownership, as of April 30, 2007, of shares of Common Stock is furnished with respect to (i) each director of our company, (ii) each Named Executive Officer of the our company and (iii) all current directors and Named Executive Officers as a group, together with their respective percentages. All ownership information is based upon filings made by those persons with the Securities and Exchange Commission or upon information provided to us. Unless otherwise indicated below, the address of each person named in the table below is in the care of On2 Technologies, Inc., 21 Corporate Drive, Suite 103, Clifton Park, New York 12065.

	Amount and Nature of Beneficial Ownership (Number of Shares)(1)
Name and Address of Beneficial Owner	Title of Class	Total	Percent of Class

Bill Joll(2) President and Chief Executive Officer	Common	1,000,000	*
Eric Ameres (3) Executive Vice President and Chief Technology Officer	Common	788,026	*
Matthew Frost (4) Executive Vice President, Legal and Business Affairs	Common	446,508	*
James Meyer (5) Director	Common	239,173	*
Anthony Principe (6) Senior Vice President and Chief Financial Officer	Common	316,700	*
William A. Newman(7) Director	Common	556,811	*
J. Allen Kosowsky(8) Director	Common	824,743	*
Michael Kopetski(9) Director	Common	331,811	*
Thomas Weigman(10) Director	Common	496,811	*
Michael J. Alfant(11) Director	Common	216,811	*
Afsaneh Naimollah(12) Director	Common	166,811	*
All current directors and Named Executive Officers as a group (11 persons)	Common	5,384,205	4.9%

* Represents less than one percent (1%) of outstanding shares of Common Stock.

•
Pursuant to current regulations of the Securities and Exchange Commission, securities must be listed as "beneficially owned" by a person who directly or indirectly has or shares voting power or dispositive power with respect to the securities, whether or not the person has any economic interest in the securities. In addition, a person is deemed a beneficial owner if he has the right to acquire beneficial ownership within 60 days, whether upon the exercise of a stock option or warrant, conversion of a convertible security or otherwise.

(1)	Includes options to purchase 1,000,000 shares of Common Stock that are exercisable within 60 days.

(2)	Includes 238,026 shares of Common Stock and options to purchase 550,000 shares of Common Stock that are exercisable within 60 days.

(3)	Includes 21,508 shares of Common Stock and options to purchase 425,000 shares of Common Stock that are exercisable within 60 days.

(4)
Includes 59,173 shares of Common Stock, of which 40,173 shares are held directly, 10,000 shares are held as trustee for the trust beneficially owned by Sara Meyer, and 9,000 shares are held indirectly by trust for his sons. James Meyer disclaims beneficial ownership of the securities held in trust for his sons. Also includes options to purchase 180,000 shares of Common Stock that are exercisable within 60 days.

(5)	Includes 29,200 shares of Common Stock and options to purchase 287,500 shares of Common Stock that are exercisable within 60 days.

(6)	Includes 16,811 shares of Common Stock and options to purchase 540,000 shares of Common Stock that are exercisable within 60 days.

(7)	Includes 214,743 shares of Common Stock and options to purchase 610,000 shares of Common Stock that are exercisable within 60 days.

(8)	Includes 41,811 shares of Common Stock and options to purchase 290,000 shares of Common Stock that are exercisable within 60 days.

(9)	Includes 56,811 shares of Common Stock and options to purchase 440,000 shares of Common Stock that are exercisable within 60 days.

(10)	Includes 16,811 shares of Common Stock and options to purchase 200,000 shares of Common Stock that are exercisable within 60 days.

(11)	Includes 16,811 shares of Common Stock and options to purchase 150,000 shares of Common Stock that are exercisable within 60 days.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Securities authorized for issuance under equity compensation plans as of April 30, 2007 are as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column)
Equity compensation plans approved by security holders	9,357,639	$.08622	297,914

Equity compensation plans not approved by security holders

Total

Item 13.	Certain Relationships and Related Transactions, and Director Independence

We believe that the terms of each transaction described below are comparable to, or more favorable to us than the terms that would have been obtained in an arms' length transaction with an unaffiliated party.

During the years ended December 31, 2006, 2005 and 2004, we retained McGuireWoods LLP to perform certain legal services on our behalf and incurred approximately $150,000, $13,000 and $38,000 respectively for such legal services. William A. Newman, a director of our company, is a partner of McGuireWoods LLP.

During the years ended December 31, 2005 and 2004, we retained Mike Kopetski, an independent international business consultant, to facilitate entering into a contract with a customer and incurred approximately $34,000 and $122,000, respectively, for such services. Mike Kopetski became a director of our company in August 2003.

Review, Approval or Ratification of Transactions with Related Persons

We do not have a written policy concerning transactions between us and any director or executive officer, nominee for director, 5% stockholder or member of the immediate family of any such person. However, our policy is that such transactions shall be reviewed by our Board of Directors and found to be fair to the Company prior to entering into any such transaction, except for (i) executive officers’ participation in employee benefits which are available to all employees generally and (ii) compensation decisions with respect to executive officers other than the CEO, which are made by the Compensation Committee pursuant to recommendations of the CEO, as is described under “Compensation Discussion and Analysis” on page 5.

Item 14.	Principal Accounting Fees and Services.

AUDIT FEES

Audit fees billed (or expected to be billed) to us by Eisner LLP for the audit of our annual financial statements included in our annual report on 10-K for the 2006 fiscal year and reviews of the quarterly financial statements included in our quarterly reports on Form 10-Q for the 2006 fiscal year totaled approximately $132,000. Audit fees billed to us by Eisner LLP for the audit of our annual financial statements included in our annual report on 10-KSB for the 2005 fiscal year and reviews of the quarterly financial statements included in our quarterly reports on Form 10-QSB for the 2005 fiscal year totaled approximately $139,000.

AUDIT-RELATED FEES

In the last two fiscal years, Eisner LLP did not bill us for any assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

TAX FEES

In the fiscal year ending December 31, 2006, Eisner LLP billed the company approximately $115,000 for professional services for tax compliance, tax advice, and tax planning. In the fiscal year ending December 31, 2005, Eisner LLP billed the company approximately $15,000 for professional services for tax compliance, tax advice, and tax planning.

FINANCIAL INFORMATION SYSTEMS DESIGN AND IMPLEMENTATION FEES

In the last two fiscal years, we did not engage Eisner LLP to provide advice to us regarding financial information systems design and implementation.

ALL OTHER FEES

In the fiscal year ending December 31, 2006, Eisner LLP billed us $0 for non-audit services. In the fiscal year ending December 31, 2005, Eisner LLP billed us approximately $13,000 for non-audit services.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ON2 TECHNOLOGIES, INC.

By:	/s/ Bill Joll
Bill Joll
Director, President
and Chief Executive Officer
(Principal Executive Officer)

Date: April 30, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anthony Principe	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 30, 2007
(Anthony Principe)

/s/ J. Allen Kosowsky	Chairman of the Board and Director	April 30, 2007
(J. Allen Kosowsky)

/s/ William A. Newman	Director	April 30, 2007
(William A. Newman)

/s/ Mike Kopetski	Director	April 30, 2007
(Mike Kopetski )

/s/ Thomas Weigman	Director	April 30, 2007
(Thomas Weigman)

/s/ Michael J. Alfant	Director	April 30, 2007
(Michael J. Alfant)

/s/ Afsaneh Naimollah	Director	April 30, 2007
(Afsaneh Naimollah)

/s/ James Meyer	Director	April 30, 2007
(James Meyer)

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date Filed	Filed Herewith
3.1	Certificate of Incorporation of the Company	10-K	April 2, 2001
3.2	Bylaws of the Company	8-K	Feb. 8, 2006
4.1	Securityholders Agreement, dated as of Dec. 1, 1999, between the Company and thirteen securityholders party thereto	10-K	March 30, 2000
4.2	Form of Investor Rights Agreement, dated as of Dec. 1, 1999,between the Company and each of nine investors	10-K	March 30, 2000
4.3	Form of Warrant issued to the investors party to the Investor Rights Agreement	10-K	March 30, 2000
4.4	Form of Investors’ Rights Agreement between the Company and the holders of Series C Preferred Stock, Series C-II Preferred Stock and Series C-III Preferred Stock	S-3	Dec. 8, 2000
4.5	Certificate of Designations for the Company’s Series C Preferred Stock	10-K	April 2, 2001
4.6	Certificate of Designations for the Company’s Series C-II Preferred Stock	10-K	April 2, 2001
4.7	Certificate of Designations for the Company’s Series C-III Preferred Stock	10-K	April 2, 2001
4.8	Form of Warrant issued to the holders of Series C, Series C-II and Series C-III Preferred Stock	10-K	April 2, 2001
4.9	Common Stock Purchase Agreement, dated as of July 18, 2001 by and between the Company and Real.	SB-2/A	Sept. 13, 2001
4.10	Investor Rights Agreement, dated as of July 18, 2001, between Real and the Company	SB-2/A	Sept. 13, 2001
4.11	Indemnity Agreement, dated as of January 28, 2002, by and among The Travelers Insurance Company, Travelers Indemnity Company, and the Company	S-3	July 11, 2003
4.12	Investor’s Rights Agreement, dated as of January 29, 2001, between the Company and Abanat Limited	S-3	Oct. 1, 2003
4.13	Common Stock Purchase Warrant, dated as of August 24, 2006	10-K	August 25, 2006
10.1	License Agreement by and between the Company and Bevmax Office Centers 1560, LLC	10-K	March 15, 2006
10.2	Restated Lease Agreement by and between the Company and Sitterly Associates II	10-K	March 15, 2006
10.3	Separation and Consultancy Agreement by and between the Company and Douglas A. McIntyre, dated as of February 2, 2006	10-K	March 15, 2006
10.4	Employment Agreement, dated May 1, 2006, by and between the Company and Bill Joll	10-Q	May 5, 2006
10.5	Amended and Restated Employment Agreement, dated May 1, 2006, by and between the Company and Tim Reusing	10-Q	Aug. 2, 2006
10.6	Securities Purchase Agreement, dated as of August 24, 2006	8-K	Aug. 25, 2006
10.7	Registration Rights Agreement, dated as of August 24, 2006	8-K	Aug. 25, 2006
10.8	Stockholder Voting Agreement	8-K	Aug. 25, 2006
10.9	Asset Purchase Agreement (Confidential Treatment Requested as to Redacted Portions)	8-K/A	Nov. 17, 2006
10.10	Exhibit B [sic] to Asset Purchase Agreement (Form of Escrow Agreement)	8-K/A	Nov. 17, 2006
10.11	Exhibit C [sic] to Asset Purchase Agreement (Form of Support and Maintenance Agreement)	8-K/A	Nov. 17, 2006
10.12	Exhibit D [sic] to Asset Purchase Agreement (Form of Registration Rights Agreement)	8-K/A	Nov. 17, 2006
10.13	Employment Agreement, dated as of February 28, 2006, by and between the Company and Matt Frost		*
21	Subsidiaries	10-K	March 31, 2003
23.1	Consent of Eisner LLP		*
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Action of 2002			X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Action of 2002			X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

* Previously Filed.