Form 10-K/A
period 2006-12-31
ON2 TECHNOLOGIES, INC.
filed 2007-05-10
CIK 1045280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 2)

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A amends our Annual Report on Form 10-K for the year ended December 31, 2006 originally filed on March 23, 2007 (“Original Annual Report”) and our Amendment No. 1 to our Annual Report on Form 10-K/A filed on April 30, 2007 (“Amendment No. 1”). The purpose of this Amendment No. 2 on Form 10-K/A is (1) to amend Item 9A of the Original Annual Report to comply with the required disclosures under Item 308T of Regulation S-K and (2) to amend Item 14 of Amendment No. 1 to correct a typographical error. In the fiscal year ending December 31, 2006, Eisner LLP billed the company approximately $15,000 for professional services for tax compliance, tax advice, and tax planning. In Amendment No. 1, the company reported that Eisner LLP billed the company approximately $115,000 for such services in the fiscal year ending December 31, 2006.

In order to preserve the nature and character of the disclosures made in the Original Annual Report and Amendment No.1, except as specifically discussed in this Amendment No. 2 to the Annual Report on Form 10-K/A, no attempt has been made in this amendment to modify or update such disclosures for events which occurred subsequent to the original filings. This Amendment No.2 to the Annual Report on Form 10-K/A does not otherwise alter the disclosures set forth in the Original Annual Report or Amendment No. 1.

Item 9A.   Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

We, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this Form 10-K for the fiscal year ended December 31, 2006. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Form 10-K for the fiscal year ended December 31, 2006.

(b) Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management assessed the effectiveness of our internal control system as of the end of the period covered by this Form 10-K for the fiscal year ended December 31, 2006. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

(c)  Attestation Report of the Registered Public Accounting Firm.

We are not an accelerated filer, as such term is defined in Rule 12b-2 under the Securities Exchange Act. Accordingly, the attestation report of our independent registered public accounting firm on our management’s assessment of our internal control over financial reporting is not required to be included in this Annual Report on Form 10-K.

(d) Changes in Internal Controls

There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, that occurred during the fiscal quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TAX FEES

In the fiscal year ending December 31, 2006, Eisner LLP billed the company approximately $15,000 for professional services for tax compliance, tax advice, and tax planning. In the fiscal year ending December 31, 2005, Eisner LLP billed the company approximately $15,000 for professional services for tax compliance, tax advice, and tax planning.

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

Date: May 10, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Anthony Principe (Anthony Principe)	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	May 10, 2007
/s/ J. Allen Kosowsky (J. Allen Kosowsky)	Chairman of the Board and Director	May 10, 2007
/s/ William A. Newman (William A. Newman)	Director	May 10, 2007
/s/ Mike Kopetski (Mike Kopetski )	Director	May 10, 2007
/s/ Thomas Weigman (Thomas Weigman)	Director	May 10, 2007
/s/ Afsaneh Naimollah (Afsaneh Naimollah)	Director	May 10, 2007
/s/ James Meyer (James Meyer)	Director	May 10, 2007

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date Filed	Filed Herewith
3.1	Certificate of Incorporation of the Company	10-K	April 2, 2001

3.2	Bylaws of the Company	8-K	Feb. 8, 2006

4.1	Securityholders Agreement, dated as of Dec. 1, 1999, between the Company and thirteen securityholders party thereto	10-K	March 30, 2000

4.2	Form of Investor Rights Agreement, dated as of Dec. 1, 1999,between the Company and each of nine investors	10-K	March 30, 2000

4.3	Form of Warrant issued to the investors party to the Investor Rights Agreement	10-K	March 30, 2000

4.4	Form of Investors’ Rights Agreement between the Company and the holders of Series C Preferred Stock, Series C-II Preferred Stock and Series C-III Preferred Stock	S-3	Dec. 8, 2000

4.5	Certificate of Designations for the Company’s Series C Preferred Stock	10-K	April 2, 2001

4.6	Certificate of Designations for the Company’s Series C-II Preferred Stock	10-K	April 2, 2001

4.7	Certificate of Designations for the Company’s Series C-III Preferred Stock	10-K	April 2, 2001

4.8	Form of Warrant issued to the holders of Series C, Series C-II and Series C-III Preferred Stock	10-K	April 2, 2001

4.9	Common Stock Purchase Agreement, dated as of July 18, 2001 by and between the Company and Real.	SB-2/A	Sept. 13, 2001

4.10	Investor Rights Agreement, dated as of July 18, 2001, between Real and the Company	SB-2/A	Sept. 13, 2001

4.11	Indemnity Agreement, dated as of January 28, 2002, by and among The Travelers Insurance Company, Travelers Indemnity Company, and the Company	S-3	July 11, 2003

4.12	Investor’s Rights Agreement, dated as of January 29, 2001, between the Company and Abanat Limited	S-3	Oct. 1, 2003

4.13	Common Stock Purchase Warrant, dated as of August 24, 2006	10-K	August 25, 2006

10.1	License Agreement by and between the Company and Bevmax Office Centers 1560, LLC	10-K	March 15, 2006

10.2	Restated Lease Agreement by and between the Company and Sitterly Associates II	10-K	March 15, 2006

10.3	Separation and Consultancy Agreement by and between the Company and Douglas A. McIntyre, dated as of February 2, 2006	10-K	March 15, 2006

10.4	Employment Agreement, dated May 1, 2006, by and between the Company and Bill Joll	10-Q	May 5, 2006

10.5	Amended and Restated Employment Agreement, dated May 1, 2006, by and between the Company and Tim Reusing	10-Q	Aug. 2, 2006

10.6	Securities Purchase Agreement, dated as of August 24, 2006	8-K	Aug. 25, 2006

10.7	Registration Rights Agreement, dated as of August 24, 2006	8-K	Aug. 25, 2006

10.8	Stockholder Voting Agreement	8-K	Aug. 25, 2006

10.9	Asset Purchase Agreement (Confidential Treatment Requested as to Redacted Portions)	8-K/A	Nov. 17, 2006

10.10	Exhibit B [sic] to Asset Purchase Agreement (Form of Escrow Agreement)	8-K/A	Nov. 17, 2006

10.11	Exhibit C [sic] to Asset Purchase Agreement (Form of Support and Maintenance Agreement)	8-K/A	Nov. 17, 2006

10.12	Exhibit D [sic] to Asset Purchase Agreement (Form of Registration Rights Agreement)	8-K/A	Nov. 17, 2006

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date Filed	Filed Herewith

10.13	Employment Agreement, dated as of February 28, 2006, by and between the Company and Matt Frost		*

21	Subsidiaries	10-K	March 31, 2003

23.1	Consent of Eisner LLP		*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Action of 2002			X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Action of 2002			X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

* Previously Filed.