Form 10-Q
period 2007-03-31
ON2 TECHNOLOGIES, INC.
filed 2007-05-15
CIK 1045280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☐ No

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

The number of shares of the Registrant’s Common Stock, par value $0.01 (“Common Stock”), outstanding, as of May 14, 2007, was 112,860,904.

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ON2 TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$5,281,000	$4,961,000
Marketable securities, at market	12,000	154,000
Accounts receivable	2,070,000	1,335,000
Prepaid expenses and other current assets	402,000	231,000
Total current assets	7,765,000	6,681,000

Acquired software, net	418,000	467,000
Other acquired intangibles, net	96,000	108,000
Goodwill	244,000	244,000
Property and equipment, net	215,000	157,000
Other assets	230,000	230,000
Total assets	$8,968,000	$7,887,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$376,000	$194,000
Accrued expenses	804,000	454,000
Deferred revenue	704,000	708,000
Term loan		33,000
Capital lease obligation	21,000	24,000
Total current liabilities	1,905,000	1,413,000

Capital lease obligation, excluding current portion	29,000	29,000
Warrant derivative liability	3,243,000	2,329,000
Total liabilities	5,177,000	3,771,000

Series D redeemable convertible preferred stock	1,889,000	3,083,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock		19,000
Common stock	1,072,000	1,012,000
Additional paid-in capital	126,651,000	124,554,000
Treasury stock at cost	(492,000)
Accumulated other comprehensive loss	(48,000)	(46,000)
Accumulated deficit	(125,281,000)	(124,506,000)
Total stockholders’ equity	1,902,000	1,033,000
Total liabilities and stockholders’ equity	$8,968,000	$7,887,000

See accompanying notes to unaudited condensed consolidated financial statements

ON2 TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2007	2006

Revenue	$2,815,000	$1,217,000

Operating expenses:
Cost of revenue (1)	423,000	583,000
Research and development (2)	493,000	225,000
Sales and marketing (2)	596,000	188,000
General and administrative (2)	959,000	1,260,000
Equity-based compensation:
Research and development	1,000	27,000
Sales and marketing	27,000	35,000
General and administrative	120,000	48,000
Total operating expenses	2,619,000	2,366,000

Income (loss) from operations	196,000	(1,149,000)

Interest and other expense, net	(913,000)	(27,000)
Loss before provision for income taxes	(717,000)	(1,176,000)

Provision for income taxes	4,000	3,000
Net loss	$(721,000)	$(1,179,000)

Convertible preferred stock 8% dividend	54,000	73,000
Net loss attributable to common stockholders	$(775,000)	$(1,252,000)

Basic and diluted net loss attributable to common stockholders per common share	$(0.01)	$(0.01)

Weighted average basic and diluted common shares outstanding	103,599,000	92,919,000

(1)	Includes equity-based compensation of $1,000 and $57,000 for the three months ended March 31, 2007 and 2006, respectively.

(2)	Excludes equity-based compensation, which is presented separately.

See accompanying notes to unaudited condensed consolidated financial statements

ON2 TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended March 31,
	2007	2006

Net loss	$(721,000)	$(1,179,000)

Other Comprehensive income:

Foreign currency translation adjustment	(2,000)	(1,000)

Comprehensive loss	$(723,000)	$(1,180,000)

See accompanying notes to unaudited condensed consolidated financial statements

ON2 TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2007	2006

Cash flows from operating activities:

Net loss	$(721,000)	$(1,179,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity based compensation	149,000	167,000
Depreciation and amortization	86,000	80,000
Amortization of debt discount		6,000
Realized and unrealized loss on marketable equity securities	29,000	38,000
Change in warrant derivative liability	914,000
Changes in operating assets and liabilities:
Accounts receivable, net	(735,000)	(44,000)
Prepaid expenses and other current assets	(171,000)	38,000
Other assets		(34,000)
Accounts payable and accrued expenses	539,000	135,000
Deferred revenue	(4,000)	(99,000)
Net cash provided by (used in) operating activities	86,000	(892,000)

Cash flows from investing activities:

Proceeds from the sale of marketable securities	113,000	75,000

Purchases of property and equipment	(77,000)	(24,000)
Net cash provided by investing activities	36,000	51,000

Cash flows from financing activities:

Principal payments on capital lease obligations	(9,000)	(5,000)
Principal payments on term-loan	(33,000)
Proceeds from exercise of common stock options and warrants	400,000	158,000
Purchase of treasury shares	(158,000)
Net cash provided by financing activities	200,000	153,000
Net change in cash and cash equivalents	322,000	(688,000)

Effect of exchange rate changes on cash and cash equivalents	(2,000)	(1,000)

Cash and cash equivalents, beginning of period	4,961,000	3,976,000
Cash and cash equivalents, end of period	$5,281,000	$3,287,000

ON2 TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Supplemental disclosure of cash flow information and non-cash investing and financing activities:

	Three Months Ended March 31,
	2007	2006
Cash paid during the period for:
Interest	$2,000	$1,000
Taxes	$5,000	$6,000
Non-cash transactions:
Acquisition of fixed assets under capital lease	$6,000
Cashless exercise of stock options	$466,000
Common stock issued for dividends on Series D Preferred Stock	$61,000	$75,000
Conversion of Series C-IV Preferred Stock into common stock	$19,000	$250,000
Conversion / redemption of Series D Convertible Preferred stock	$1,194,000	$175,000
Decrease in accrued dividend on Series D Preferred Stock	$(6,000)	$(2,000)

See accompanying notes to unaudited condensed consolidated financial statements

ON2 TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of On2 Technologies, Inc.

On2 Technologies, Inc. (“On2” or the “Company”) is a video compression technology firm that has developed its own proprietary technology platform and video compression/decompression software (“codec”) to deliver high-quality video at the lowest possible data rates over intra- and internets, such as cable networks, the Internet and wireless networks. The Company offers a suite of products and professional services that encompass its proprietary compression technology. The Company’s professional service offerings include customized engineering and consulting services and high-level video encoding. In addition, the Company licenses its software products for use with video delivery platforms.

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

The interim condensed consolidated financial statements are unaudited. However, in the opinion of management, such financial statements contain all adjustments necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. The condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principals generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures included herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company's Form 10-K Report filed with the SEC on March 23, 2007.

(3)	Stock-Based Compensation

The following table summarizes the activity of the Company’s stock options for the three months ended March 31, 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Number of shares under option:

Outstanding at January 1, 2007	9,497,000	$1.07
Granted	5,000	1.40
Exercised	(1,310,000)	0.65
Canceled or expired	(0)	0.00
Outstanding at March 31, 2007	8,192,000	$1.14	6.76	$6,780,000

Vested and expected to vest at March 31, 2007	8,138,000	$1.10	6.39	$6,740,000

Exercisable at March 31, 2007	7,211,000	$1.17	6.45	$6,048,000

The aggregate intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 was $2,145,000 and $33,000, respectively.

The following summarizes the activity of the Company’s non-vested stock options for the three months ended March 31, 2007:

	Shares	Weighted Average Grant Date Fair Value

Non-vested at January 1, 2007	1,064,000	$0.69
Granted	5,000	1.40
Cancelled or expired	(0)	0.00
Vested during the period	(88,000)	0.68
Non-vested at March 31, 2007	981,000	$0.90

As of March 31, 2007, there was $274,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under existing stock option plans. This cost is expected to be recognized over a weighted-average period of 1.07 years. The total grant date fair value of shares vested during the three-months ended March 31, 2007 was $24,000.

The Company uses the Black-Scholes option-pricing model to determine the weighted average fair value of options. The fair value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table:

Three months ended March 31, 2007

Weighted average fair value at date of grant for options granted during the period	$1.09

Expected stock price volatility	104%
Expected life of options	5 years
Risk free interest rates	4.67%
Expected dividend yield	0%

The following summarizes the activity of the Company’s non-vested restricted common stock for the three months ended March 31, 2007:

	Shares	Weighted Average Grant Date Fair Value

Non-vested at January 1, 2007	85,000	$0.49
Granted	139,000	1.16
Cancelled or expired	(20,000)	0.63
Vested during the period	(0)	0.00
Non-vested at March 31, 2007	204,000	$1.03

During the three months ended March 31, 2007 the Company granted 139,000 shares of restricted common stock to its Board of Directors which vests on March 12, 2008. As of March 31, 2007, the Company recognized $13,000 in compensation expense related to this grant and there was $148,000 of unrecognized compensation cost, which will be recognized through the first quarter of 2008.

(4)	Marketable Securities

As of December 31, 2006 the Company held 42,000 shares of a customer’s common stock with a market value of $60,000. During the three months ended March 31, 2007 the Company sold 26,000 shares of this stock and received proceeds of $19,000 and recorded a realized loss of $1,000 on the sale. For the three months ended March 31, 2007, the market value of the remaining shares decreased to $12,000 ($0.72 per share) and the Company recorded an unrealized loss of $28,000. The Company classifies these shares as trading securities and pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, unrealized gains and losses are included in the determination of net income (loss). Other expense includes $28,000 and $38,000 of net unrealized loss for the three months ended March 31, 2007 and 2006, respectively, on these securities. The Company’s former Chief Executive Officer (who was a director and shareholder of the Company) was a director of this customer.

The Company invests its idle cash in 30 and 60 day United States Treasury Bills. The Company does not accrue interest on these Treasury Bills rather the interest is recorded at maturity. For the three months ended March 31, 2007, there was $23,000 of un-accrued interest on these Treasury Bills.

(5)	Series C-IV Convertible Preferred Stock

During the three months ended March 31, 2007 all 1,849,000 shares of Series C-IV Convertible Preferred Stock were converted into 3,072,000 shares of the Company’s common stock. As of March 31, 2007 there are no remaining shares of the Series C-IV Convertible Preferred stock.

(6)	Series D Redeemable, Convertible Preferred Stock

During the three months ended March 31, 2007 Midsummer Capital and Islandia converted 1,194 shares of the Series D redeemable, convertible preferred stock into 1,590,000 shares of the Company’s common stock. During the three months ended March 31, 2006 Midsummer Capital converted 175 shares of their Series D redeemable, convertible preferred stock into 250,000 shares of the Company’s common stock. During the three months ended March 31, 2007 the Company accrued dividends of $53,000 and paid dividends in the amount of $55,000 through the issuance of 77,000 shares.

(7)	Common Stock Options

During the three months ended March 31, 2007 certain employees exercised 677,000 stock options in cashless exercises and subsequently surrendered 295,000 shares in payment of the options and taxes and the Company recorded these shares as Treasury shares at cost. During the three months ended March 31, 2007 certain former employees exercised their stock options and the Company received $400,000 in proceeds and issued 633,000 shares of common stock.

(8)	Common Stock Warrants

During the three months ended March 31, 2007 certain warrant holders exercised their warrants in a cashless exercise and the Company issued 27,000 shares of Common Stock.  During the three months ended March 31, 2006 certain warrant holders exercised their warrants and the Company received proceeds of $127,000 and issued 232,000 shares of Common Stock.

(9)	Warrant Derivative Liability

During the three months ended March 31, 2007 the Company recorded $914,000 of other expense to reflect the change in the fair value of the warrant derivative liability.

(10)	Customer Concentration

For the three months ended March 31, 2007, one customer accounted for 14% of revenue. For the three months ended March 31, 2006, three customers accounted for 16%, 16% and 14% of the revenue.

(11)	Subsequent Events

Subsequent to March 31, 2007, Midsummer Capital converted 998 shares, all their remaining Series D Redeemable, Convertible Preferred Stock and received 1,438,000 shares of common stock. Midsummer also exercised a portion of their B Warrant and received 1,058,000 shares of common stock and the Company received proceeds of $798,000.

(12)	Effect of Recently Issued Accounting Pronouncements

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation requires that the Company recognize the impact of a tax position in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. In accordance with the provisions of FIN 48, any cumulative effect resulting from the change in accounting principle is to be recorded as an adjustment to the opening balance of accumulated deficit.

The Company is in the process of performing an analysis of the limitations on use of our net operating losses under Section 382 of the Internal Revenue Code. Once determined, the effect of the net operating loss limitation will be a reduction of the deferred tax asset and corresponding reduction of the related valuation allowance.

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

These statements are only predictions, and actual events or results may differ materially. The forward-looking statements are based on management’s beliefs and assumption using information available at the time. We cannot guarantee future results, levels of activity, performance or achievements. Factors that may cause actual results to differ are often presented with the forward-looking statements themselves. Additionally, other risks that may cause actual results to differ from predicted results are set forth, and in “Risk Factors That May Affect Future Operating Results" in the Company's Form 10-K for the year ended December 31, 2006.

Many of the forward-looking statements are subject to additional risks related to our need to either secure additional financing or to increase revenues to support our operations or business or technological factors. We believe that between the funds we have on hand and the funds we expect to generate, we have sufficient funds to finance our operations for the next 12 months. However, additional funds may be required in order to pursue strategic opportunities or for capital expenditures. In addition, there is no assurance that additional funds will not be required to support our operations. In this regard, the business and operations of the Company are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements contained in this Form 10-Q. In evaluating our business, you should give careful consideration to the information set forth below under the caption “Risk Factors That May Affect Future Operating Results" in the Company's Form 10-K for the year ended December 31, 2006, in addition to the other information set forth herein.

We undertake no duty to update any of the forward-looking statements, whether as a result of new information, future events or otherwise. In light of the foregoing, readers are cautioned not to place undue reliance on the forward-looking statements contained in this report.

Overview

On2 Technologies is a developer of video compression technology. We have developed a proprietary technology platform and the TrueMotion® VPx family (e.g., VP5™, VP6™, VP7™) of video compression/decompression (“codec”) software to deliver high-quality video at the lowest possible data rates over proprietary networks and the Internet to set-top boxes, personal computers and wireless devices. Unlike many other video codecs that are based on standard compression specifications set by industry groups (e.g., MPEG-2 and H.264), our video compression/decompression technology is based solely on intellectual property that we developed and own ourselves.

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

We offer the following suite of products and services that incorporate our proprietary compression technology:

Products	• Video codecs; • Audio codecs; and • Encoding and server software, for use with video delivery platforms

Services	• Customized engineering and consulting services; and • Technical support

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

User-Generated Content (“UGC”) Sites
• Providing encoding software for use on UGC site operators’ servers
• Providing encoding software for users who are creating UGC
• Providing transcoding software to allow UGC site operators to convert video from one format to another

We have begun marketing encoding software for use either by end users or by developers who want to add video-encoding functionality to the software they have developed.

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

We have begun selling additional products and services that relate to our existing relationships with licensees. For instance, if a customer has licensed our software to develop its own proprietary video format and video players, we may sell encoding software to users who want to encode video for playback on our customers’ players or we may provide engineering services to companies that want to modify our customer’s software for use on a specific platform, such as a cell phone. As with royalties or revenue share arrangements, complementary sales of encoding software or engineering services should allow us to participate in the success of our customers’ products. For instance, if a customer’s video platform does well commercially, we would expect there to be a market for encoding software and/or engineering services in support of that platform.

As part of our strategy to develop complementary products that could allow us to capitalize on our customers’ success, in April 2005 we completed the acquisition from Wildform, Inc., of its Flix® line of encoding software. The Flix software allows users to prepare video and other multimedia content for playback on the Adobe Flash player, which is one of the most widely distributed multimedia players. Adobe is currently using our VP6 software as the core video engine for Flash 8 video, which is the latest version of Flash video and is used in the Flash 8 and Flash 9 players. We therefore believed that there was an opportunity for us to sell Flash 8 encoding software to end users, such as video professionals and web designers, and to software development companies that wish to add Flash 8 encoding functionality to their software. We concluded that by taking the well-regarded Flix software and updating it with Flash 8 encoding capability, we could best take advantage of the anticipated success of Flash 8 by taking the most up-to-date Flash 8 encoding software straight from the company that developed Flash 8 video and combining it with the already well-known Flix brand, which has existed since the advent of Flash video and has a loyal following among users.

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

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations are based on our unaudited consolidated financial statements that have been prepared under accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates. We have disclosed all significant accounting policies in note 1 to the consolidated financial statements included in this Form 10-K. The unaudited consolidated financial statements and the related notes thereto should be read in conjunction with the following discussion of our critical accounting policies. Our critical accounting policies and estimates are:

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

We recognize revenue in accordance with SOP 97-2, “SOFTWARE REVENUE RECOGNITION” (“SOP 97-2”), as amended by SOP 98-4, “DEFERRAL OF THE EFFECTIVE DATE OF SOP 97-2, SOFTWARE REVENUE RECOGNITION” and SOP 98-9, “MODIFICATION OF SOP 97-2 WITH RESPECT TO CERTAIN TRANSACTIONS” (“SOP 98-9”). Under each arrangement, revenues are recognized when a non-cancelable agreement has been signed and the customer acknowledges an unconditional obligation to pay, the products or applications have been delivered, there are no uncertainties surrounding customer acceptance, the fees are fixed and determinable, and collection is considered probable. Revenues recognized from multiple-element software arrangements are allocated to each element of the arrangement based on the fair values of the elements, such as product licenses, post contract customer support, or training. The determination of the fair value is based on the vendor specific objective evidence available to us. If such evidence of the fair value of each element of the arrangement does not exist, we defer all revenue from the arrangement until such time that evidence of the fair value does exist or until all elements of the arrangement are delivered.

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

Long-lived assets and identifiable intangibles with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. As of March 31, 2007, we believe that no such impairment has occurred.

Results of Operations

Revenue.

Revenue for the three months ended March 31, 2007 was $2,815,000 as compared to $1,217,000 for the three months ended March 31, 2006. Revenue is derived primarily from the sale of software licenses and engineering and support services.

For the three months ended March 31, 2007, one customer accounted for 14% of revenue. For the three months ended March 31, 2006, three customers accounted for 16%, 16% and 14% of the revenue.

Operating expenses

The Company's operating expenses consist of cost of revenue, research and development, sales and marketing and general and administrative expenses. Operating expenses for the three months ended March 31, 2007, were $2,619,000 as compared to $2,366,000 for the three months ended March 31, 2006.

Cost of Revenue. Cost of revenue includes personnel and related overhead expenses, royalties paid for software that is incorporated into the Company’s software, consulting compensation costs, operating lease costs and depreciation and amortization costs. Cost of revenue was $423,000 for the three months ended March 31, 2007 as compared to $583,000 for the three months ended March 31, 2006. The decrease of $160,000 for the three months ended March 31, 2007 as compared with the three months ended March 31, 2006 is principally a result of a decrease in the costs associated with the support of the Flix software, equity-based compensation and the decreased use of resources in connection with engineering service related projects for current customers.

Research and Development. Research and development expenses, excluding equity-based compensation, primarily consist of personnel and related overhead expenses and consulting compensation costs associated with the development and production of our products and services, operating lease costs and depreciation costs. Research and development expenses for the three months ended March 31, 2007 were $493,000, as compared with $225,000 for the three months ended March 31, 2006. The increase of $268,000 in 2007 is primarily a result of using research and development personnel in prior years in software implementations and their costs were then charged to cost of revenue. We believe that continued investments in research and development are necessary to maintain our competitive advantage and we will continue to invest in such costs as considered necessary.

Sales and Marketing. Sales and marketing expenses, excluding stock-based compensation, consist primarily of salaries and commissions and related overhead costs, business development and marketing personnel, tradeshow costs, marketing and promotional costs incurred to create brand awareness and public relations expenses. Sales and marketing expenses for the three months ended March 31, 2007, were $596,000, as compared to $188,000 for the three months ended March 31, 2006. The increase of $408,000 is primarily a result of increases in personnel and related overhead from the addition of three sales people, one business development person and two marketing people and increases in sales commissions. There were also increases in marketing consulting fees, tradeshow fees and advertising costs. We intend to continue to recruit and hire experienced personnel or consultants, as necessary, to sell and market our products and services.

General and Administrative. General and administrative expenses, excluding stock-based compensation, consist primarily of salaries and related personnel costs for general corporate functions, professional fees, insurance, rent and utilities and depreciation. General and administrative costs for the three months ended March 31, 2007, were $959,000, as compared with $1,260,000 for the three months ended March 31, 2006. The $301,000 decrease is principally attributable to a decrease in professional fees in connection with the Company’s internal investigation into facts and circumstances concerning investor and other communications made by the Company’s former Chairman, Chief Executive Officer and President.

Equity-based compensation, In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R “Share-Based Payment” (“SFAS 123R”), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations as an operating expense, based on their fair values on grant date. Pro forma disclosure is no longer an alternative. The Company adopted the provision of SFAS No. 123R effective January 1, 2006.

The equity-based compensation expense for the three months ended March 31, 2007 was $149,000, of which $1,000 is included in cost of revenue and $148,000 is shown separately, as compared with $167,000, of which $57,000 is included in cost of revenue and $110,000 is shown separately for the three months ended March 31, 2006.

Interest and other expense, net. Interest and other expense, net primarily consists the change in the fair value of the derivative liability in connection with the warrants issued in August 2006, interest paid for capital lease obligations and long-term debt, interest earned on the Company’s cash balances, amortization of debt discount and unrealized losses on marketable securities. Interest and other expense, net was $913,000 for the three months ended March 321, 2007 as compared with $27,000 for the three months ended March 31, 2006.

The increase of $907,000 is primarily a result of an increase of $914,000 in the fair value of the derivative liability as a result of the increase in the Company’s stock price at March 31, 2007 as compared with December 31, 2006. The warrant derivative liability was recorded in connection with the August 2006 sale of common stock and warrants to a group of investors led by Midsummer Capital.

Interest income, net of interest expense was $29,000 for the three months ended March 31, 2007 as compared with $8,000 for the three months ended March 31, 2006. The increase of $21,000 is a result of additional cash available for investment partially offset by a decrease in interest expense as a result of the elimination of the Series A Secured Convertible Debentures at the end of the first quarter of 2006.

At March 31, 2007, we had approximately 39 full-time employees. We expect to hire employees as necessary in order to attain our strategic objectives.

Liquidity and Capital Resources

At March 31, 2007, we had cash and cash equivalents of $5,281,000 as compared to $4,961,000 at December 31, 2006. At March 31, 2007 the Company had working capital of $5,860,000 as compared with $5,268,000 at December 31, 2006.

Net cash used in operating activities was $72,000 and $892,000 for the three months ended March 31, 2007 and 2006, respectively. The decrease in net cash used in operating activities is primarily attributable to a decrease in the net loss, an increase in warrant derivative liability and the changes in accounts receivable. Accounts payable and accrued expenses.

Net cash provided by investing activities was $36,000 and $51,000 for the three months ended March 31, 2007 and 2006, respectively. The decrease of $15,000 is a result of a $53,000 increase in the purchase of property and equipment offset by a $38,000 increase in proceeds from the sale of marketable securities.

Net cash provided by financing activities was $358,000 and $153,000 for the three months ended March 31, 2007 and 2006, respectively. The $205,000 increase is primarily attributable to $242,000 increase in proceeds from the exercise of common stock options and warrants partially offset by increases in principal payments on capital leases and term loan. .

We currently have no material commitments for the next 12 months other than those under our operating lease arrangements. These arrangements consist primarily of lease arrangements for our office space in Clifton Park, Tarrytown, New York and Cambridge UK. The aggregate required payments for the next 12 months under these arrangements are $159,000. Notwithstanding the above, our most significant non-contractual operating costs for the next 12 months are compensation and benefit costs, insurance costs and general overhead costs such as telephone and utilities. During the next 12 months, we anticipate incurring approximately $785,000 per month in cash operating costs.

The Company believes that existing funds are sufficient to fund its operations through March 31, 2008. The Company plans to increase cash flows from operations principally from increases in revenue generated from its compression technology services and products. The Company may also pursue additional financings. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors That May Affect Future Operating Results” in the Company’s 10-K for the year ended December 31, 2006, filed on March 23, 2007.

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

Impact of Recently-Issued Accounting Pronouncements

    On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation requires that the Company recognize the impact of a tax position in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. In accordance with the provisions of FIN 48, any cumulative effect resulting from the change in accounting principle is to be recorded as an adjustment to the opening balance of accumulated deficit.

The Company is in the process of performing an analysis of the limitations on use of our net operating losses under Section 382 of the Internal Revenue Code. Once determined, the effect of the net operating loss limitation will be a reduction of the deferred tax asset and corresponding reduction of the related valuation allowance.

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

In addition, changes in the value of the Company’s common stock changes the fair value of the warrant derivative liability.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures:

(a)	Evaluation of Disclosure Controls and Procedures:

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

(b)	Changes in internal controls. ]

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

Beijing E-World

On March 31, 2006, On2 commenced arbitration against its customer, Beijing E-World, relating to a dispute arising from two license agreements that On2 and Beijing E-World entered into in June 2003.

Under those agreements, On2 licensed the source code to its video compression (codec) technology to Beijing E-World for use in Beijing E-World’s video disk (EVD) and high definition television (HDTV) products as well as for other non-EVD/HDTV products. We believe that the license agreements impose a number of obligations on Beijing E-World, including the requirements that:

·	Beijing E-World pay to On2 certain minimum quarterly payments; and

·	Beijing E-World use best reasonable efforts to have On2’s video codec “ported” to (i.e., integrated with) a chip to be used in EVD players.

On2 has previously commenced arbitration regarding the license agreements with Beijing E-World. In March 2005, the London Court of International Arbitration tribunal released the decision of the arbitrator, in which he dismissed On2’s claims in the prior arbitration, as well as Beijing E-World’s counterclaims, and ruled that the license agreements remained in effect; and that the parties had a continuing obligation to work towards porting On2’s software to two commercially-available DSPs.

Although almost two years have passed since the conclusion of the previous arbitration, the parties have nevertheless not completed the required porting of On2’s software to two commercially available DSPs.

On2’s current arbitration claim alleges that, despite its obligations under the license agreements, Beijing E-World has:

·	failed to pay On2 the quarterly payments of $1,232,000, which On2 believes are currently due and owing; and

·	failed to use best reasonable efforts to have On2’s video codec ported to a chip.

On2 has requested that the arbitrator award it approximately $5,690,000 in damages under the contract and grant it further relief as may be just and equitable.

Beijing E-World has appeared in the arbitration, although it has not yet filed any responses to On2’s filings in the proceeding. Following Beijing E-World’s appearance, it entered into an agreement with On2 pursuant to which Beijing E-World agreed by November 30, 2006 to pay On2 an amount in settlement equal to approximately 25% of the remaining unpaid portion of the license fees set forth in the license agreements. Upon payment of the settlement payment, the parties will terminate the arbitration, the license agreements will terminate, and On2 will release Beijing E-World from all liability arising from the matters underlying the arbitration. As of the date of filing, Beijing E-World has not paid the amount agreed for settlement.

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

ON2 TECHNOLOGIES, INC. (Registrant)

Date: May 14, 2007	By:	/s/ Anthony Principe

Name: Anthony Principe Title: Senior Vice President and Chief Financial Officer (Principal Financial Officer)