Form 10-Q
period 2007-06-30
ON2 TECHNOLOGIES, INC.
filed 2007-08-14
CIK 1045280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007.

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

The number of shares of the Registrant’s Common Stock, par value $0.01 (“Common Stock”), outstanding, as of August 9, 2007, was 116,190,935.

Table of Contents

Page
PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Condensed Consolidated Balance Sheets at June 30, 2007 (unaudited) and December 31, 2006	4
Unaudited Condensed Consolidated Statements of Operations,
Three and Six Months Ended June 30, 2007 and 2006	5
Unaudited Condensed Consolidated Statements of Comprehensive Loss for the Three and
Six Months Ended June 30, 2007 and 2006	6
Unaudited Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2007 and 2006	7
Notes to Unaudited Condensed Consolidated Financial Statements	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	25

Item 4. Controls and Procedures	25

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	26

Item 1A. Risk Factors	27

Item 6. Exhibits and Reports on Form 8-K	36

Signatures	37

Certifications	38

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ON2 TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$10,369,000	$4,961,000
Marketable securities, at market	96,000	154,000
Accounts receivable, net	2,277,000	1,335,000
Prepaid and other current assets	259,000	231,000

Total current assets	13,001,000	6,681,000

Acquired Software, net	367,000	467,000
Other Acquired Intangibles, net	85,000	108,000
Goodwill	244,000	244,000
Property and equipment, net	261,000	157,000
Deferred acquisition costs	1,107,000
Other assets	131,000	230,000

Total assets	$15,196,000	$7,887,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$343,000	$194,000
Accrued expenses	897,000	454,000
Deferred revenue	648,000	708,000
Term-loan	143,000	33,000
Capital lease obligation	21,000	24,000

Total current liabilities	2,052,000	1,413,000

Capital lease obligation, excluding current portion	23,000	29,000
Warrant derivative liability	—	2,329,000

Total liabilities	2,075,000	3,771,000

Commitments and contingencies

Series D redeemable convertible preferred stock	677,000	3,083,000

Stockholders’ equity:
Preferred stock	—	19,000
Common stock	1,161,000	1,012,000
Additional paid-in capital	139,452,000	124,554,000
Accumulated other comprehensive loss	(51,000)	(46,000)
Accumulated deficit	(128,118,000)	(124,506,000)

Total stockholders’ equity	12,444,000	1,033,000

Total liabilities and stockholders’ equity	$15,196,000	$7,887,000

See accompanying notes to unaudited condensed consolidated financial statements

ON2 TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Revenue	$2,554,000	$1,535,000	$5,369,000	$2,752,000

Operating expenses:
Cost of revenue (1)	389,000	705,000	812,000	1,288,000
Research and development (2)	562,000	214,000	1,055,000	439,000
Sales and marketing (2)	614,000	172,000	1,210,000	360,000
General and administrative (2)	980,000	1,280,000	1,939,000	2,540,000
Equity-based compensation:
Research and development	19,000	25,000	20,000	52,000
Sales and marketing	27,000	23,000	54,000	58,000
General and administrative	108,000	663,000	228,000	711,000

Total operating expenses	2,699,000	3,082,000	5,318,000	5,448,000

(Loss) income from operations	(145,000)	(1,547,000)	51,000	(2,696,000)

Interest and other income (expense), net	(2,672,000)	1,000	(3,585,000)	(26,000)

Loss before provision for income taxes	(2,817,000)	(1,546,000)	(3,534,000)	(2,722,000)

Provision for income taxes	(3,000)	(3,000)	(7,000)	(6,000)

Net loss	(2,820,000)	(1,549,000)	(3,541,000)	(2,728,000)

Convertible preferred stock 8% dividend expense	(18,000)	(73,000)	(71,000)	(146,000)

Net loss attributable to common shareholders	$(2,838,000)	$(1,622,000)	$(3,612,000)	$(2,874,000)

Basic and diluted net loss attributable to common shareholders per common share	$(0.03)	$(0.02)	$(0.03)	$(0.03)

Weighted average basic and diluted common shares outstanding:	111,752,000	95,530,000	107,698,000	94,232,000

(1)
Includes equity-based compensation of $14,000 and $15,000 for the three and six months ended June30, 2007 30, 2007 30, 2007. Includes equity-based compensation of $52,000 and $109,000 for the three and six months ended June 30, 2006.

(2)	Excludes equity-based compensation, which is presented separately.

See accompanying notes to unaudited condensed consolidated financial statements

ON2 TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net loss	$(2,820,000)	$(1,549,000)	$(3,541,000)	$(2,728,000)

Other comprehensive income (loss):

Foreign currency translation adjustment	(3,000)	(1,000)	(5,000)	(2,000)

Comprehensive loss	$(2,823,000)	$(1,550,000)	$(3,546,000)	$(2,730,000)

See accompanying notes to unaudited condensed consolidated financial statements

ON2 TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2007	2006

Cash flows from operating activities:

Net loss	$(3,541,000)	$(2,728,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity-based compensation	317,000	930,000
Charge recognized for warrant amendment	86,000
Depreciation and amortization	182,000	159,000
Amortization of debt discount		6,000
Unrealized loss on marketable securities		50,000
Insurance expense financed with term-loan	7,000
Realized loss on marketable securities	27,000
Change in fair value of warrant derivative liability	3,582,000
Changes in operating assets and liabilities:
Accounts receivable	(942,000)	(44,000)
Prepaid expenses and other assets	101,000	(13,000)
Accounts payable, accrued expenses and other liabilities	608,000	49,000
Deferred revenue	(60,000)	(77,000)

Net cash provided by (used in) operating activities	367,000	(1,668,000)

Cash flows from investing activities:

Purchase of marketable securities	(96,000)
Proceeds form the sale of marketable securities	127,000	75,000
Deferred acquisition costs	(1,107,000)
Purchases of property and equipment	(154,000)	(44,000)

Net (used in) cash provided by investing activities	(1,230,000)	31,000

Cash flows from financing activities:

Principal payments on capital lease obligations	(15,000)	(10,000)
Principal payments on term-loan	(33,000)
Purchase of treasury stock	(472,000)
Proceeds from term-loan, net of repayments		96,000
Proceeds from exercise of common stock options and warrants	6,796,000	353,000

Net cash provided by financing activities	6,276,000	439,000
Net change in cash and cash equivalents	5,413,000	(1,198,000)

Effect of exchange rate changes on cash and cash equivalents	(5,000)	(2,000)

Cash and cash equivalents, beginning of period	4,961,000	3,976,000
Cash and cash equivalents, end of period	$10,369,000	$2,776,000

ON2 TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Supplemental disclosure of cash flow information and non-cash investing and financing activities:

	Six Months Ended June 30,
	2007	2006

Cash paid during the period for:
Interest	$3,000	$2,000
Taxes	$8,000	$8,000
Conversion of debentures into shares of common stock		$250,000
Conversion of preferred stock into shares of common stock	$2,425,000	$175,000
Decrease in accrued dividend on Series D Preferred Stock	$16,000	$3,000
Stock issued to Wildform pursuant to the Support and Services Agreement		$258,000
Common stock issued for dividends on Series D Preferred Stock	$81,000	$149,000
Write off of warrant derivative liability	$5,911,000
Prepaid insurance financed with term-loan	$143,000
Acquisition of fixed assets under capital lease	$6,000
Deferred financing costs charged to paid-in-capital on exercise of warrants	$106,000
Cashless exercises of stock options and warrants	$959,000
Retirement of treasury stock	$1,431,000

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

The Company’s business is characterized by rapid technological change, new product development and evolving industry standards. Inherent in the Company’s business model are various risks and uncertainties, including its limited operating history, unproven business model and the limited history of the industry in which it operates. The Company’s success may depend, in part, upon the wide adoption of video delivery media, prospective product and service development efforts and the acceptance of the Company’s technology solutions by the marketplace.

(2) Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The interim condensed consolidated financial statements are unaudited. However, in the opinion of management, such financial statements contain all adjustments (consisting of normally recurring accruals) necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. The condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principals generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures included herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company's Form 10-K Annual Report for the fiscal year ended December 31, 2006, filed with the SEC on March 23, 2007, as amended April 30, 2007 and May 10, 2007.

(3) Recently Issued Accounting Pronouncements

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

(4) Stock-Based Compensation

The following table summarizes the activity of the Company’s stock options for the six months ended June 30, 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Number of shares under option:

Outstanding at January 1, 2007	9,497,000	$1.07
Granted	10,000	2.04
Exercised	(3,625,000)	0.69
Canceled or expired	(3,000)	0.98

Outstanding at June 30, 2007	5,879,000	$1.32	6.65	$12,193,000

Vested and expected to vest at June 30, 2007	5,843,000	$1.29	6.28	$12,118,000

Exercisable at June 30, 2007	5,237,000	$1.36	6.38	$10,836,000

The aggregate intrinsic value of options exercised was $11,212,000 for six months ended June 30, 2007.

Stock based compensation expense recognized in the Statement of Operations was $168,000 and $317,000 for the three and six months ended June 30, 2007, respectively. Stock based compensation expense recognized in the Statement of Operations was $763,000 and $930,000 for the three and six months ended June 30, 2006, respectively.

The following summarizes the activity of the Company’s non-vested stock options for the six months ended June 30, 2007:

	Shares	Weighted Average Grant Date Fair Value

Non-vested at January 1, 2007	1,064,000	$0.72
Granted	10,000	2.04
Cancelled or expired	(3,000)	0.98
Vested during the period	(429,000)	0.70

Non-vested at June 30, 2007	642,000	$1.38

As of June 30, 2007, there was $286,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under existing stock option plans. This cost is expected to be recognized over a weighted-average period of 0.87 years. The total grant date fair value of shares vested during the six-months ended June 30, 2007 was $301,000.

The Company uses the Black-Scholes option-pricing model to determine the weighted average fair value of options. The fair value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table:

Six Months Ended June 30, 2007

Weighted average fair value at date of grant for options granted during the period	$1.71

Expected stock price volatility	99%
Expected life of options	5 years
Risk free interest rates	4.82%
Expected dividend yield	0%

The following summarizes the activity of the Company’s non-vested restricted common stock for the six months ended June 30, 2007:

	Shares	Weighted Average Grant Date Fair Value

Non-vested at January 1, 2007	85,000	$0.49
Granted	592,000	2.84
Cancelled or expired	(20,000)	0.63
Vested during the period	(0)	0.00

Non-vested at June 30, 2007	657,000	$2.49

During the six months ended June 30, 2007 the Company granted 139,000 shares of restricted common stock to its Board of Directors which vests on March 12, 2008 and 453,000 shares of restricted common stock to its employees which vests over the next four years. As of June 30, 2007, the Company recognized $97,000 in compensation expense related to this grants and there was $1,382,000 of unrecognized compensation cost which will be recognized through the second quarter of 2010.

(5)  Marketable Securities

As of December 31, 2006 the Company held 42,000 shares of a customer’s common stock with a market value of $60,000. During the six months ended June 30, 2007 the Company sold all 42,000 shares of this stock and received proceeds of $33,000 and recorded a realized loss of $27,000 on the sale. The Company’s former Chief Executive Officer (who was a director and shareholder of the Company) was a director of this customer.

The Company invests most of its idle cash in 30 and 60 day United States Treasury Bills and they are recorded as cash equivalents. The Company does not accrue interest on these Treasury Bills rather the interest is recorded at maturity. For the six months ended June 30, 2007, there was $38,000 of un-accrued interest on these Treasury Bills.

(6) Deferred Acquisition Costs

During the six months ended June 30, 2007 the Company incurred expenditures of $1,107,000 for legal and professional fees associated with the pending acquisition of Hantro Products Oy. These expenditures will be added to the acquisition price when the acquisition is complete. Should the acquisition not take place, the Company would expense the entire amount. Included in this expenditure is approximately $413,000 of legal services provided by a law firm a partner of which is a member of the Company’s Board of Directors.

(7) Term-loan

During June 2007 the Company renewed its Directors and Officers Liability Insurance and financed the $143,000 premium with a nine-month term loan that carries an effective annual interest rate of 8%.

(8) Warrant Derivative Liability

During the three and six months ended June 30, 2007 the Company recorded charges of $2,668,000 and $3,582,000, respectively to reflect the change in the fair value of the warrant derivative liability. The fair value was calculated using the Black-Scholes pricing model. On June 11, 2007 the Company entered into a Letter Agreement with Midsummer Investments Ltd. and Rockmore Investment Master Fund where the parties agreed to place a $0.41 per share floor on the base share price for subsequent dilutive share issuances and received consideration in the form of a decrease in the warrant exercise price, from $0.77 to $0.69. The number of additional shares to be issued upon subsequent dilutive issuances is now finite and the Company will reserve for the issuance from its authorized common shares. The warrants are no longer considered a liability and the Company reclassified the warrant derivative liability of $5,911,000 to additional paid in capital. The Company also recorded $86,000 in other expense related to the modification of the warrant.

(9) Series D Redeemable Convertible Preferred Stock

During the three and six months ended June 30, 2007 Midsummer Capital and Islandia converted/redeemed 1,212 and 2,406 shares of the Series D redeemable, convertible preferred stock into 1,543,000 and 3,133,000 shares of the Company’s common stock, respectively. During the three and six months ended June 30, 2007 the Company accrued dividends of $18,000 and $71,000 and paid dividends in the amount of $26,000 and $81,000 through the issuance of 13,000 and 90,000 shares of common stock, respectively.

(10) Warrants

During the six months ended June 30, 2007 5,487,000 warrants were exercised and the Company received proceeds of $5,471,000.

(11) Common Stock

During the six months ended June 30, 2007, the Company issued 139,000 shares of restricted stock to its Board of Directors. The restricted stock vests in March 2008. The Company recognized $40,000 and $54,000 in compensation expense for the three and six months ended June 30, 2007, respectively.

During the six months ended June 30, 2007, the Company issued 453,000 shares of restricted stock to its employees. The restricted stock vests over a 48-month period. The Company recognized $43,000 in compensation expense for the three and six months ended June 30, 2007, respectively.

During the six months ended June 30, 2007 the Company received $1,325,000 in proceeds and issued 1,898,000 shares of its common stock for stock option exercises. In addition, during the six months ended June 30, 2007 the Company issued 1,004,000 shares of its common stock in cashless exercises of stock options and 722,000 shares were retained by the Company in payment of the options and related taxes.

(12) Treasury Stock

During the six months ended June 30, 2007 the Company allowed its employees cashless exercises of their stock options. Some of the Company’s stock option plans require that the shares retained by the Company in payment of the options and related taxes be recorded as Treasury stock. During the six months ended June 30, 2007 the Company received a total of 673,000 shares at a value of $1,431,000, of which 215,000 shares at a value of $472,000 were received for payment of taxes. In April 2007 the Company’s Board of Directors authorized that all the shares recorded as Treasury stock be cancelled and that all subsequent shares received from cashless exercises be cancelled immediately after receipt.

(13) Customer Concentration

For the three and six months ended June 30, 2007, there were no customers that accounted for 10% or more of the Company’s revenue. For the three months ended June 30, 2006, four customers accounted for 16%, 13%, 13% and 10% of revenue and for the six months ended June 30, 2006, one customer accounted for 16% of revenue.

(14) Pending Acquisition of Hantro Products Oy

On May 21, 2007, we entered into a definitive agreement with Nexit Ventures Oy, as the authorized representative of the holders of all outstanding equity securities (including outstanding share options) of Hantro Products Oy, a corporation organized under the laws of Finland ("Hantro") to acquire all outstanding equity securities of Hantro. Under the terms of the agreement, which has been approved by the boards of directors of both the Company and Hantro, at the closing the Company will pay $6,841,775 in cash and issue shares of the Company's common stock, par value $.01 per share, directly to the Hantro securityholders. Based on the closing price of the Company's common stock on August 10, 2007, the shares to be issued to the Hantro securityholders at the closing prior to adjustment would represent approximately 18% of the Company's currently outstanding common stock, after giving effect to the Hantro share exchange. Upon completion of the share exchange, Hantro and its subsidiary will become wholly-owned subsidiaries of the Company. The number of shares to be issued will be determined at the closing of the share exchange based on the volume-weighted average price of the Company's common stock for the 10 trading days prior to the closing (the "Closing Share Price"). A portion of the shares payable at the closing will be held in escrow for a period of one year. The number of shares issued at the closing to the Hantro securityholders is subject to adjustment based on Hantro's stockholders' equity as of the closing date.

If the Closing Share Price is between $1.50 and $2.50 per share, the total value of the shares to be issued by the Company at the closing will equal $45,000,000 less the cash component of $6,841,775. If the Closing Share Price is $1.50 or less, the Company will issue approximately 25,440,000 shares. If the Closing Share Price is $2.50 or more, the Company will issue approximately 15,300,000 shares.

The Company intends to fund the cash portion of the purchase price primarily through its internal cash resources. Closing of the transaction is, however, conditional upon the Company's having raised at least $20,000,000 from one or more offerings of its equity securities. The purpose of the offering is to raise equity capital for the combined companies.

The Share Exchange Agreement provides that the Hantro securityholders may become entitled to receive additional consideration of up to 12,500,000 additional shares of the Company's common stock (the "Contingent Consideration") if Hantro's net revenue for 2007 exceeds targets of €6,000,000 and €7,500,000. The full 12,500,000 additional shares will be issued if Hantro's 2007 net revenue exceeds €9,000,000. Based on the closing price of the Company's common stock on August 10, 2007, the Contingent Consideration, if fully issued, would represent an additional approximately 8.8% of the Company's currently outstanding common stock, after giving effect to the Hantro share exchange.

The acquisition, which is expected to close in Fall 2007, is subject to customary closing conditions, including approval by the stockholders of the Company.

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

These statements are only predictions, and actual events or results may differ materially. The forward-looking statements are based on management’s beliefs and assumption using information available at the time. We cannot guarantee future results, levels of activity, performance or achievements. Factors that may cause actual results to differ are often presented with the forward-looking statements themselves. Additionally, other risks that may cause actual results to differ from predicted results are set forth, and in “Risk Factors That May Affect Future Operating Results" in the Company's Annual Report on Form 10-K for the year ended December 31, 2006, as amended.

Many of the forward-looking statements are subject to additional risks related to our need to either secure additional financing or to increase revenues to support our operations or business or technological factors. We believe that between the funds we have on hand and the funds we expect to generate, we have sufficient funds to finance our operations for the next 12 months. However, additional funds may be required in order to pursue strategic opportunities or for capital expenditures. In addition, there is no assurance that additional funds will not be required to support our operations. In this regard, the business and operations of the Company are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements contained in this Form 10-Q. In evaluating our business, you should give careful consideration to the information set forth below under the caption “Risk Factors That May Affect Future Operating Results" in the Company's Annual Report on Form 10-K for the year ended December 31, 2006, as amended, in addition to the other information set forth herein.

We undertake no duty to update any of the forward-looking statements, whether as a result of new information, future events or otherwise. In light of the foregoing, readers are cautioned not to place undue reliance on the forward-looking statements contained in this report.

Pending Acquisition of Hantro Products Oy

On May 21, 2007, we entered into a definitive agreement with Nexit Ventures Oy, as the authorized representative of the holders of all outstanding equity securities (including outstanding share options) of Hantro Products Oy, a corporation organized under the laws of Finland ("Hantro") to acquire all outstanding equity securities of Hantro. Under the terms of the agreement, which has been approved by the boards of directors of both the Company and Hantro, at the closing the Company will pay $6,841,775 in cash and issue shares of the Company's common stock, par value $.01 per share, directly to the Hantro securityholders. Based on the closing price of the Company's common stock on August 10, 2007, the shares to be issued to the Hantro securityholders at the closing prior to adjustment would represent approximately 18% of the Company's currently outstanding common stock, after giving effect to the Hantro share exchange. Upon completion of the share exchange, Hantro and its subsidiary will become wholly-owned subsidiaries of the Company. The number of shares to be issued will be determined at the closing of the share exchange based on the volume-weighted average price of the Company's common stock for the 10 trading days prior to the closing (the "Closing Share Price"). A portion of the shares payable at the closing will be held in escrow for a period of one year. The number of shares issued at the closing to the Hantro securityholders is subject to adjustment based on Hantro's stockholders' equity as of the closing date.

If the Closing Share Price is between $1.50 and $2.50 per share, the total value of the shares to be issued by the Company at the closing will equal $45,000,000 less the cash component of $6,841,775. If the Closing Share Price is $1.50 or less, the Company will issue approximately 25,440,000 shares. If the Closing Share Price is $2.50 or more, the Company will issue approximately 15,300,000 shares.

The Company intends to fund the cash portion of the purchase price primarily through its internal cash resources. Closing of the transaction is, however, conditional upon the Company's having raised at least $20,000,000 from one or more offerings of its equity securities. The purpose of the offering is to raise equity capital for the combined companies.

The Share Exchange Agreement provides that the Hantro securityholders may become entitled to receive additional consideration of up to 12,500,000 additional shares of the Company's common stock (the "Contingent Consideration") if Hantro's net revenue for 2007 exceeds targets of €6,000,000 and €7,500,000. The full 12,500,000 additional shares will be issued if Hantro's 2007 net revenue exceeds €9,000,000. Based on the closing price of the Company's common stock on August 10, 2007, the Contingent Consideration, if fully issued, would represent an additional approximately 8.8% of the Company's currently outstanding common stock, after giving effect to the Hantro share exchange.

The acquisition, which is expected to close in Fall 2007, is subject to customary closing conditions, including approval by the stockholders of the Company.

Set forth under Part II, Item 1A of this report is a description of some of the risks related to the Hantro share exchange that should be taken into consideration when making an investment decision regarding On2.

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

In 2004, we licensed our video compression technology to Macromedia, Inc. (now Adobe Systems Incorporated) for use in the Flash® multimedia player. In anticipation of Adobe using our codec in the Flash platform, we launched our business of developing and marketing video encoding software for the Flash platform. While our primary focus remains the development of video compression technology, our Flash encoding business is a significant part of our business.

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

One of the most significant recent trends in our business is our increasing reliance on the success of the product deployments of our customers. As referenced above, an increasing number of our license agreements with customers provide for the payment of license fees that are dependent on the number of units of a customer’s product incorporating our software that are sold or the amount of revenue generated by a customer from the sale of products or services that incorporate our software. We have chosen this royalty-dependent licensing model because, as a company of approximately 40 employees and in light of the vast range of conceivable video-enabled devices, we do not have the product development or marketing resources to develop and market end-to-end video solutions. Instead, our codec software is primarily intended to be used as a building block for companies that are developing end-to-end video products and/or services.

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

We believe that we have adopted the licensing model most appropriate for a business of our size and expertise. However, a natural result of this licensing model is that the amount of revenue we generate is highly dependent on the success of our customers’ product deployments. In certain circumstances, we may decide to reduce the amount of up-front license fees and charge a higher per-unit royalty. If the products of customers with whom we have established per unit royalty or revenue sharing relationships or for which we expect to market complementary products do not generate significant sales, these revenues may not attain significant levels. In addition, our agreements with our customers usually do not require that they use our technology exclusively, so it is possible that a customer may never implement our technology or may at some point choose to support competing technology on which we do not receive a royalty. Conversely, if one or more of such customers’ products are widely adopted, our revenues will likely be enhanced.

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

H.264 is also a competing technology in the video compression field. H.264 is a standards-based codec that is the successor to MPEG-4. We believe our technology is superior to H.264, and that we can offer significantly more flexibility in licensing terms than customers will receive when licensing H.264. H.264 has nevertheless gained significant adoption by potential customers because, as a standards-based codec, it has the advantage of having numerous developers who are programming to the H.264 standard and developing products based on that standard. In addition, a number of manufacturers of multimedia processors have done the work necessary to have H.264 operate on their chips, which makes H.264 attractive to potential customers who would like to enable video on devices. For example, Apple Inc. uses H.264 in its QuickTime® player and, as a result, has chosen H.264 for the current generation of video iPods®. These advantages may make H.264 attractive to potential customers and allow them to implement a solution based on H.264 with less initial development time and expense than a solution using On2 Video might require. In addition, there are certain customers that prefer to license standards-based codecs.

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

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations are based on our unaudited consolidated financial statements that have been prepared under accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates. The unaudited condensed consolidated financial statements and the related notes thereto should be read in conjunction with the discussion of our critical accounting policies and our Form 10K filed with the Securities and Exchange Commission on March 23, 2007. Our critical accounting policies and estimates are:

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

Equity-Based Compensation   We adopted the provisions of SFAS No. 123R effective January 1, 2006, using the modified prospective transition method. Under the modified prospective method, non-cash compensation expense is recognized under the fair value method for the portion of outstanding share based awards granted prior to the adoption of SFAS 123R for which service has not been rendered, and for any future share based awards granted or modified after adoption. Accordingly, periods prior to adoption have not been restated. We recognize share-based compensation cost associated with awards subject to graded vesting in accordance with the accelerated method specified in FASB Interpretation No. 28 pursuant to which each vesting tranche is treated as a separate award. The compensation cost associated with each vesting tranche is recognized as expense evenly over the vesting period of that tranche.

Valuation of Goodwill, Intangible Assets and Other Long-Lived Assets. In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS 142 requires goodwill and other intangible assets to be tested for impairment at least annually, and written off when impaired.

Long-lived assets and identifiable intangibles with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. As of June 30, 2007, we believe that no such impairment has occurred.

Results of Operations

Revenue.

Revenue for the three months ended June 30, 2007 was $2,554,000 as compared with $1,535,000 for the three months ended June 30, 2006. Revenue for the six months ended June 30, 2007 was $5,369,000 as compared with $2,752,000 for the six months ended June 30, 2006. Revenue for the three and six months ended June 30, 2007 and 2006 was derived primarily from the sale of software licenses and engineering and consulting services. The increase in revenue for both the three and six months ended June 30, 2007 is primarily attributed to increases in sales of our Flix and Adobe® Flash® related products.

Operating expenses

The Company's operating expenses consist of cost of revenue, research and development, sales and marketing and general and administrative expenses and equity-based compensation. Operating expenses for the three months ended June 30, 2007 were $2,699,000 as compared to $3,082,000 for the three months ended June 30, 2006. Operating expenses were $5,318,000 for the six months ended June 30, 2007 as compared to $5,448,000 for the six months ended June 30, 2006.

Cost of Revenue.

Cost of revenue includes personnel and consulting compensation costs, related overhead expenses, stock-based compensation cost, fees paid for licensed technology, amortization of intangible assets recorded in connection with the Flix acquisition, costs associated with the Wildform Support and Maintenance Agreement and depreciation. Cost of revenue for the three months ended June 30, 2007 was $389,000 as compared to $705,000 for the three months ended June 30, 2006. Cost of revenues for the six months ended June 30, 2007 was $812,000 as compared to $1,288,000 for the six months ended June 30, 2006. The decrease in expenses for the three and six months ended June 30, 2007 is primarily due to a decrease in the number of personnel hours spent on customer projects, costs associated with the Wildform Support and Maintenance Agreement which ended in October 2006 and stock-based compensation costs.

Research and Development.

Research and development expenses, excluding equity-based compensation, consist of salaries and related expenses and consulting fees associated with the development and production of our products and services, operating lease costs and depreciation costs. Research and development expenses for the three months ended June 30, 2007 were $562,000 as compared to $214,000 for the three months ended June 30, 2006. Research and development expenses for the six months ended June 30, 2007 were $1,055,000 as compared to $439,000 for the six months ended June 30, 2006. The increase in expenses was primarily attributed to an increase in the number of personnel hours spent on research and development projects.

Sales and Marketing.

Sales and marketing expenses, excluding equity-based compensation, consist primarily of salaries and related costs, commissions, business development costs, tradeshow costs, marketing and promotional costs incurred to create brand awareness and public relations expenses. Sales and marketing expenses for the three months ended June 30, 2007 were $614,000 as compared to $172,000 for the three months ended June 30, 2006. Sales and marketing expenses for the six months ended June 30, 2007 were $1,210,000 as compared to $360,000 for the six months ended June 30, 2006. The increase for the three and six months ended June 30, 2007 as compared with 2006 is primarily due to an increase in marketing personnel and related costs, commissions, tradeshow expenses and advertising and marketing costs.

General and Administrative.

General and administrative expenses, excluding equity-based compensation, consist primarily of salaries and related costs for general corporate functions including finance, human resources, management information systems, legal and facilities, outside legal and other professional fees and insurance. General and administrative expenses for the three months ended June 30, 2007 were $980,000 as compared with $1,280,000 for the three months ended June 30, 2006. General and administrative expenses for the six months ended June 30, 2007 were $1,939,000 as compared with $2,540,000 for the six months ended June 30, 2006. The decrease for the both the three and six-month periods is primarily due to a decrease in legal fees in connection with the Company’s internal investigation into facts and circumstances concerning investor and other communications made by the Company’s former Chairman, Chief Executive Officer and President. There were also decreases in other professional fees for consulting services and recruiting and relocation expenses.

Equity-Based Compensation.

Equity based compensation, which is presented separately, was $154,000 and $302,000 for the three and six months ended June 30, 2007, respectively. Equity-based compensation of $14,000 and $15,000 is included in cost of revenue for the three and six months ended June 30, 2007, respectively. Equity based compensation was $711,000 and $821,000 for the three and six months ended June 30, 2006, respectively. Equity-based compensation of $52,000 and $109,000 is included in cost of revenue for the three and six months ended June 30, 2006, respectively. The decrease is primarily due to the completion of amortization as options become fully vested coupled with a decrease of new grants in the current year.

Interest and other income (expense), net

Interest and other income (expense), net consists of other income/expense and interest income/expense.

Other income/expense consists primarily of the change in the fair value of the derivative liability, gains and losses on marketable securities and the fair value of the change in the Midsummer/Rockmore warrants. Interest income/expense consists primarily of interest paid for capital lease obligations and debt, amortization of debt discount and interest earned on the Company’s cash balances.

Interest and other income (expense), net was $(2,672,000) and $(3,585,000) for the three and six months ended June 30, 2007, respectively as compared with $1,000 and $(26,000) for the three and six months ended June 30, 2006, respectively. The increase of $2,673,000 and $3,558,000 in interest and other expense, net, for the three and six months ended June 30, 2007 as compared with 2006, is primarily a result of the following:

•
For the three months ended June 30, 2007 there was an increase in other expense, net of $2,753,000 which consists of primarily $2,668,000 increase in the fair value of the warrant derivative liability, as a result of the Company’s increased stock price and an $86,000 charge for the fair value of the change in the exercise price of the Midsummer/Rockmore warrants from $0.77 to $0.69 partially offset by interest income of $83,000 earned on cash invested in Treasury Bills.

•
For the six months ended June 30, 2007 there was an increase in other expense, net of $3,669,000 which consists primarily of $3,582,000 increase in the fair value of the warrant derivative liability, as a result of the Company’s increased stock price, an $86,000 charge for the fair value of the change in the exercise price of the Midsummer/Rockmore warrant from $0.77 to $0.69 offset by a decreases in losses on marketable securities and net interest income of $111,000 earned on cash invested in Treasury Bills.

At June 30, 2007, the Company had approximately 38 full-time employees. The Company expects to hire employees as necessary in order to attain its strategic objectives

Liquidity and Capital Resources

At June 30, 2007, we had cash and cash equivalents of $10,369,000 as compared to $4,961,000 at December 31, 2006. At June 30, 2007, the Company had working capital of $10,956,000 as compared with $5,268,000 at December 31, 2006.

Net cash provided by (used in) operating activities was $359,000 and $(1,668,000) for the six months ended June 30, 2007 and 2006, respectively. Although the Company had a larger net loss, the decrease in net cash used in operating activities is primarily related to a charge recorded for the increase in the warrant derivative liability and the change in accounts payable partially offset by the changes in accounts receivable and deferred revenue.

Net cash (used in) provided by investing activities was $(1,122,000) and $31,000 for the six months ended June 30, 2007 and 2006, respectively. The increase of net cash used in investing activities for the six months ended June 30, 2007 is primarily a result of an increase in deferred acquisition costs associated with the pending Hantro acquisition, the purchase of marketable securities and fixed assets partially offset by an increase in proceeds from the sale of marketable securities.

Net cash provided by financing activities was $6,276,000 and $439,000 for the six months ended June 30, 2007 and 2006, respectively. The increase is primarily attributable to a increase in proceeds received from the exercise of common stock options and warrants.

We currently have no material commitments for the next 12 months other than those under our operating lease arrangements. These arrangements consist primarily of lease arrangements for our office space in Clifton Park and Tarrytown, New York and in the UK. The aggregate required payments for the next 12 months under these arrangements are $186,000. Our most significant non-contractual operating costs for the next 12 months are compensation and benefit costs, insurance costs and general overhead costs such as telephone and utilities. During the next 12 months, we anticipate incurring approximately $900,000 per month in cash operating costs.

The Company believes that existing funds are sufficient to fund its operations through June 30, 2008. The Company plans to increase cash flows from operations principally from increases in revenue generated from its compression technology services and products. The Company may also pursue additional financings. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors That May Affect Future Operating Results” in the Company’s 10-K for the year ended December 31, 2006.

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

(b) Changes in Internal Controls:

There were no changes in the Company's internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Internal Investigation

On March 2, 2006, On2 filed a Form 8-K, which disclosed that it had voluntarily reported to the Securities and Exchange Commission (“SEC”) that On2 had undertaken an internal investigation into facts and circumstances concerning investor and other communications made by its former Chairman, Chief Executive Officer and President. On2 has completed its internal investigation, and, on May 5, 2006, the Company’s outside law firm submitted its final report to the Board of Directors. On2 subsequently delivered the report to the SEC and the American Stock Exchange on May 9, 2006. To date, since delivery of the report, neither the SEC nor the AMEX has contacted On2 with respect to the investigation. The Company has agreed to work with the SEC and the American Stock Exchange in connection with any investigations conducted by them. The Company has not uncovered any evidence of financial impropriety, and thus the Company continues to believe that the investigation will have no effect on previously filed financial statements or lead to any restatement of reported financial results.

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

Under those agreements, On2 licensed the source code to its video compression (codec) technology to Beijing E-World for use in Beijing E-World’s video disk (EVD) and high definition television (HDTV) products as well as for other non-EVD/HDTV products. We believe that the license agreements impose a number of obligations on Beijing E-World, including the requirements that:

· - Beijing E-World pay to On2 certain minimum quarterly payments; and

· - Beijing E-World use best reasonable efforts to have On2’s video codec “ported” to (i.e., integrated with) a chip to be used in EVD players.

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

On2’s current arbitration claim alleges that, despite its obligations under the license agreements, Beijing E-World has:

· - failed to pay On2 the quarterly payments of $1,232,000, which On2 believes are currently due and owing; and

· - failed to use best reasonable efforts to have On2’s video codec ported to a chip.

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

Item 1A Risk Factors.

In addition to those risks described in On2’s Annual Report on Form 10-K filed March 23, 2007, as amended April 30, 2007 and May 10, 2007, there are certain additional risks relating to On2’s proposed share exchange transaction pursuant to which On2 intends to acquire Hantro Products Oy. These risks include the following:

RISK FACTORS RELATING TO THE SHARE EXCHANGE

The number of shares of On2’s common stock that Hantro securityholders will receive in the share exchange is based on the market value of On2’s common stock. As a result of daily changes in the market value of On2’s common stock before the completion of the share exchange, it will not be possible to ascertain the exact number of On2 shares to be issued in the share exchange until closing.

Under the terms of the Share Exchange Agreement, at the closing of the share exchange On2 will pay $6,841,775 in cash and issue shares of its common stock, par value $.01 per share, directly to the Hantro securityholders. The amount of shares will be calculated using the volume-weighted average price of On2’s common stock for the 10 trading days prior to the closing. Based on the closing price of On2’s common stock on August 10, 2007, the shares to be issued to the Hantro securityholders at the closing prior to adjustment would represent approximately 18% of On2’s currently outstanding common stock, after giving effect to the Hantro share exchange.

If the closing share price in the share exchange is between $1.50 and $2.50 per share, the total value of the shares to be issued by On2 at the closing will equal $45,000,000 less the cash component of $6,841,775. If the closing share price is $1.50 or less, On2 will issue approximately 25,440,000 shares. If the closing share price is $2.50 or more, On2 will issue approximately 15,300,000 shares.

Although the number of shares that On2 is obligated to issue to the Hantro securityholders is limited, the value of those shares is not, and, as a result, the additional goodwill reported on On2’s balance sheet as a result of On2’s acquisition of Hantro may become impaired at a future date and accordingly require On2 to record a loss in the amount of the impairment in its results of operations.

The dollar value of the purchase price associated with the shares that On2 will issue to the Hantro securityholders will vary with the market price of On2’s common stock. For example, if the volume weighted average price per share for On2’s common stock for the 10 trading days prior to the closing is $2.50, at the closing, On2 will issue approximately 15.3 million shares of its common stock to the Hantro securityholders in the share exchange, with a corresponding value of approximately $38.25 million. Following the end of 2007, based on the performance of Hantro’s product lines during 2007, On2 may pay the Hantro securityholders additional consideration of up to 12,500,000 shares of On2’s common stock, adding an additional amount to the purchase price. For example, if the full amount of the Contingent Consideration becomes due, and the market price per share for On2’s common stock is $2.00at the time of payment, an additional $25,000,000 will be added to the purchase price. Although On2 has not yet valued the acquisition of Hantro for its accounting purposes, it is likely that substantially all of the purchase price, or $63.25 million in the above example, will be allocated to goodwill. Under generally accepted accounting principles, On2 will test the goodwill at regular intervals to determine whether the carrying value of goodwill associated with the Hantro acquisition exceeds the fair value. To the extent that it does, On2 will be forced to make a corresponding reduction in the carrying value of its goodwill, and will also be required to take a corresponding charge against earnings for the period in which it recorded the impairment. The size of the impairment could be significant, and could have a material adverse effect on the business and financial position of On2, as well as on the trading price of its shares.

The market value of On2’s common stock has varied since On2 and Hantro entered into the Share Exchange Agreement and will continue to vary in the future due to changes in the business, operations or prospects of On2, market assessments of the business combination, regulatory considerations, market and economic considerations, and other factors both within and beyond the control of On2 and Hantro.

The share exchange is subject to the receipt of certain waivers from Hantro’s bank lenders and a Finnish governmental entity relating to the repayment of certain indebtedness of Hantro or of grants to Hantro, as a result of the share exchange. Such lenders or such entity could impose conditions that could have an adverse effect on On2 or Hantro or could cause abandonment of the share exchange.

Completion of the share exchange is conditioned upon the receipt of waivers from Hantro’s bank lenders and a Finnish governmental agency that has granted funds to Hantro so that Hantro’s existing credit facilities and grants will remain in place without acceleration or requirement of repayment.

On2 has agreed that it will guarantee Hantro’s outstanding lines of credit up to a limit of €3,653,000. Since On2 currently has no long-term debt, the guarantees may adversely affect On2’s financial position.

Any delay in completing the share exchange may significantly reduce the benefits expected to be obtained from the business combination.

In addition to the required waivers from third parties, the share exchange is subject to other conditions beyond the control of On2 and Hantro that may prevent, delay or otherwise materially adversely affect its completion, including On2’s ability to raise $20,000,000 in one or more equity financing transactions. On2 and Hantro cannot predict whether and when these conditions will be satisfied. Further, the requirements for obtaining the required waivers from third parties could delay the completion of the share exchange or prevent it from occurring. Any delay in completing the share exchange may significantly reduce the synergies and other benefits that On2 and Hantro expect to achieve from successfully completing the share exchange and integrating their respective businesses within the expected timeframe.

Customer uncertainties related to the business combination could adversely affect the businesses, revenues and gross margins of On2, Hantro and the combined company.

In response to the announcement of the share exchange or due to ongoing uncertainty about the business combination, customers of On2 or Hantro may delay or defer purchasing decisions or elect to switch to other suppliers. In particular, prospective customers could be reluctant to purchase the products and services of On2, Hantro or the combined company due to uncertainty about the direction of the combined company’s offerings and willingness to support existing products. To the extent that the business combination creates uncertainty among those persons and organizations contemplating purchases, or a significant group of customers delays, defers or changes purchases, the revenues of the combined company would be adversely affected. Customer assurances may be made by On2 and Hantro to address their customers’ uncertainty about the direction of the combined company’s product and related support offerings, which may result in additional obligations of On2, Hantro or the combined company. In addition, the announcement of the share exchange may cause prospective licensees of Hantro’s intellectual property to delay or defer licensing decisions resulting in a decline in Hantro’s licensing revenues which could have a significant impact on the profitability of Hantro and the combined company. Quarterly revenues and net earnings of On2, Hantro or the combined company could be substantially below expectations of market analysts, and a decline in the companies’ respective stock prices could result.

If the share exchange is not completed, On2 will have incurred substantial costs that may adversely affect On2’s financial results and operations and the market price of On2’s common stock.

The current trading price of On2’s common stock reflects a market assumption that the share exchange will be completed. If the share exchange is not completed, the price of On2’s common stock may decline. In addition, On2 has incurred and will incur substantial costs in connection with the proposed share exchange. These costs are primarily associated with the fees of attorneys, accountants and On2’s financial advisors. In addition, On2 has diverted significant management resources in an effort to complete the share exchange. If the share exchange is not completed, On2 will have incurred significant costs, including the diversion of management resources, for which it will have received little or no benefit.

In addition, if the share exchange is not completed, On2 may experience negative reactions from the financial markets and On2’s suppliers, customers and employees. Each of these factors may adversely affect the trading price of On2’s common stock and On2’s financial results and operations.

RISK FACTORS RELATING TO THE COMBINED COMPANY FOLLOWING THE BUSINESS COMBINATION

The combined company may fail to realize the benefits expected from the business combination, which could adversely affect the value of On2’s common stock.

The business combination involves the integration of On2 and Hantro, two companies that have previously operated independently. On2 and Hantro entered into the Share Exchange Agreement with the expectation that, among other things, the business combination would enable the combined company to consolidate support functions, leverage its research and development, patents and services across a larger base, and integrate its workforce, to create opportunities to achieve cost savings and to become a stronger and more competitive company. Although On2 and Hantro expect significant benefits to result from the business combination, there can be no assurance that the combined company will actually realize these or any other anticipated benefits of the business combination.

The value of On2’s common stock following completion of the share exchange may be affected by the ability of the combined company to achieve the benefits expected to result from the business combination. On2 and Hantro currently operate in several countries, with a combined workforce of approximately 110 employees. Achieving the benefits of the business combination will depend in part upon meeting the challenges inherent in the successful combination and integration of global business enterprises of the size and scope of On2 and Hantro. The challenges involved in this integration include the following:

- demonstrating to customers of On2 and Hantro that the business combination will not result in adverse changes to the ability of the combined company to address the needs of customers, or the loss of attention or business focus;

- coordinating and integrating independent research and development teams across technologies and product platforms to enhance product development while reducing costs;

- combining product offerings;

- consolidating and integrating corporate, information technology, finance, and administrative infrastructures;

- coordinating sales and marketing efforts to effectively position the capabilities of the combined company and the direction of product development; and

- minimizing the diversion of management attention from important business objectives.

If the combined company does not successfully manage these issues and the other challenges inherent in integrating businesses of the size and complexity of On2 and Hantro, then the combined company may not achieve the anticipated benefits of the business combination and the revenues, expenses, operating results and financial condition of the combined company could be materially adversely effected. For example, goodwill and other intangible assets could be determined to be impaired which could adversely impact the company’s financial results. The successful integration of the On2 and Hantro businesses is likely to require significant management attention both before and after the completion of the business combination, and may divert the attention of management from business and operational issues of On2, Hantro and the combined company.

Uncertainties associated with the business combination may cause a loss of employees and may otherwise materially adversely affect the businesses of On2 and Hantro, and the future business and operations of the combined company.

The combined company’s success after the business combination will depend in part upon the ability of the combined company to retain key employees of On2 and Hantro. In some of the fields in which On2 and Hantro operate, there are only a limited number of people in the job market who possess the requisite skills. Each of On2 and Hantro has experienced difficulty in hiring and retaining sufficient numbers of qualified engineers in parts of their respective businesses. Current and prospective employees of On2 and Hantro may experience uncertainty about their post-business combination roles with the combined company following the share exchange. This may materially adversely affect the ability of each of On2 and Hantro to attract and retain key management, sales, marketing, technical and other personnel. In addition, key employees may depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the combined company following the share exchange. The loss of services of any key personnel or the inability to hire new personnel with the requisite skills could restrict the ability of On2, Hantro and the combined company to develop new products or enhance existing products in a timely manner, to sell products to customers or to effectively manage the business of On2, Hantro and the combined company.

General economic weakness and geopolitical factors may harm the combined company’s operating results and financial condition.

The results of operations of the combined company will be dependent to a large extent upon the global economy. Geopolitical factors such as terrorist activities, armed conflict or global health conditions that adversely affect the global economy may adversely affect the operating results and financial condition of the combined company.

The combined company will conduct a significant amount of activity outside of the United States, and will be exposed to legal, business, political and economic risks associated with its international operations.

Each of On2 and Hantro derive a substantial portion of their revenue from sales of products shipped to locations outside of the United States. In addition, On2 and Hantro manufacture a significant portion of their products outside of the United States and will be dependent on non-U.S. suppliers for many parts and services. The combined company may also pursue growth opportunities in sales, design and manufacturing outside of the United States. Operations outside of the United States are subject to a number of risks and potential costs that could adversely affect revenue and results of operations, including:

- political, social and economic instability;

- fluctuations in currency exchange rates;

- exposure to different legal standards, particularly with respect to intellectual property;

- natural disasters and public health emergencies;

- nationalization of business and blocking of cash flows;

- trade and travel restrictions;

- imposition of governmental controls and restrictions;

- burdens of complying with a variety of foreign laws;

- import and export license requirements and restrictions;

- unexpected changes in regulatory requirements;

- foreign technical standards;

- difficulties in staffing and managing international operations;

- international trade disputes;

- difficulties in collecting receivables from foreign entities or delayed revenue recognition; and

- potentially adverse tax consequences.

The trading price of the combined company’s stock may be affected by factors different from those currently affecting the prices of On2 or Hantro common stock.

Upon completion of the share exchange, the Hantro securityholders will become holders of On2’s common stock. The results of operations of the combined company, as well as the trading price of On2’s common stock after the share exchange, may be affected by factors different from those currently affecting Hantro’s results of operations.

The combined company will face uncertainties related to the effectiveness of internal controls.

Public companies in the United States are required to review their internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will achieve its stated goal under all potential future conditions, regardless of how remote.

Although each of On2’s and Hantro’s management has determined, and each of their respective independent registered public accounting firms have attested, that their respective internal controls were effective as of as of the end of their most recent fiscal years, there can be no assurance that the integration of On2 and Hantro, and their respective internal control systems and procedures, will not result in or lead to a future material weakness in the combined company’s internal controls, or that the combined company or its independent registered public accounting firm will not identify a material weakness in its internal controls in the future. A material weakness in internal controls over financial reporting would require management and the combined company’s independent public accounting firm to evaluate their internal controls as ineffective. If internal controls over financial reporting are not considered adequate, On2 may experience a loss of public confidence, which could have an adverse effect on its business and stock price.

Internal control deficiencies or weaknesses that are not yet identified could emerge.

Over time the combined company may identify and correct deficiencies or weaknesses in its internal controls and, where and when appropriate, report on the identification and correction of these deficiencies or weaknesses. However, the internal control procedures can provide only reasonable, and not absolute, assurance that deficiencies or weaknesses are identified. Deficiencies or weaknesses that are not yet identified by On2 or Hantro could emerge and the identification and correction of these deficiencies or weaknesses could have a material impact on the results of operations for the combined company.

The combined company may need to obtain additional cash to operate its business and to be able to execute its business plan.

Since its inception, On2 has incurred significant losses and negative cash flow from operations, and as of December 31, 2006, On2 had an accumulated deficit of approximately $128 million. On June 30, 2007, On2 had cash reserves of approximately $10.4 million. Since its inception, Hantro has also incurred significant losses and negative cash flow from operations. As of June 30, 2007, Hantro had cash reserves of approximately $96,000. On2 plans to raise an additional $20 million of cash from sales of its equity securities prior to the closing under the Share Exchange Agreement.

During the remainder of fiscal 2007, the combined company expects to meet its working capital obligations and other cash requirements with cash derived from the sale of products and services and from cash reserves, including the funds raised by the sale of equity securities. There can be no assurance, however, that cash derived from the sale of products and services will be sufficient for its operating needs or that it will be able to achieve profitability on a consistent basis. If cash used in operations is higher than anticipated and it is unable to secure additional funding, On2 would be required to further reduce expenditures to preserve cash, and effect further reductions in its corporate infrastructure, either of which could have a material adverse effect on the ability of the combined company to continue current levels of operations.

Even if the combined company obtains additional working capital in the near future, to the extent that operating expenses increase or it needs additional funds to make acquisitions, develop new technologies or acquire strategic assets, the need for additional funding may be accelerated and there can be no assurances that any such additional funding can be obtained on terms acceptable to On2, if at all.

If the combined company cannot generate sufficient positive cash flows from its operations in the future, the combined company’s operating results and its stock price may be negatively impacted.

Prior to the closing under the Share Exchange Agreement, neither On2 nor Hantro generated sufficient revenues to offset their operating costs. Moreover, as they continue to expand their product and service offerings to maintain competitive advantage, the combined company may be required to incur additional costs to hire and retain additional personnel, license complementary third party technology for use in their proprietary technology or expand both their international and domestic presence to enter new markets. These costs may significantly increase the combined company’s level of monthly operating expenses. Failure to generate sufficient capital through both their revenue streams and financings may require the combined company to execute additional corporate restructurings, scale back product or service offerings or limit the markets into which they enter. Any of these items, or a combination thereof, could have a harmful effect on On2’s operating results and its stock price.

On2 and Hantro have a history of losses and negative cash flow from operations, and anticipate continued losses.

On2 and Hantro have not achieved profitability, and it is a possibility that the combined company will continue to incur operating losses for the foreseeable future as it funds operating and capital expenditures in implementing its business plan. The combined company’s business model assumes that consumers will be attracted to and use broadband-specific video compression technology to access content available on customer Web sites or over proprietary networks that will, in turn, allow the combined company to provide its technology solutions to customers. The combined company’s business model is not yet proven, and it may never achieve or sustain profitability, further, there can be no assurance that its operating losses will not increase in the future. The combined company’s business strategy may be unsuccessful and they may not be able to adequately address all or any of these risks. Even if the combined company is able to achieve profitability, it may be unable to sustain, or increase, its profitability. In either case, the combined company’s operating results and liquidity would be adversely affected.

On2’s stock price may fluctuate for reasons beyond its control, which could result in losses on your investment in On2’s common stock.

Fluctuations in the market price of common stock may adversely affect On2’s access to capital and financing, and its ability to attract and retain qualified personnel. Historically, On2’s common stock price has fluctuated widely, with a 52-week range as of August 9, 2007 of $0.74 to $3.99. On2 expects fluctuations to continue in the future for a number of reasons, including:

- quarterly variations in its operating results;

- competitive announcements;

- the operating and stock price performance of other companies that investors may deem comparable to On2;

- news relating to trends in its markets; and

- changes in financial estimates by securities analysts or failure to meet analyst estimates.

In addition, the stock market generally has experienced significant price and volume fluctuations, and the market prices of companies in the combined company’s industry have been highly volatile. Due to the volatility of the stock market generally, the price of the combined company’s common stock could fluctuate for reasons beyond its control.

If the combined company is unable to continue to attract, retain and motivate highly skilled employees, it may not be able to execute its business plan.

The combined company’s ability to execute its growth plans and be successful depends on its continuing ability to attract, retain and motivate highly skilled employees. As the combined company continues to grow, it will need to hire additional personnel in all operational areas. On2 may be unable to retain its key employees or attract, assimilate or retain other highly qualified employees in the future. On2 and Hantro have from time to time in the past experienced, and the combined company expects to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. If the combined company does not succeed in attracting new personnel or retaining and motivating their current personnel, customers could experience delays in service, which could, in turn, adversely affect On2’s operating results and revenue. Additionally, retention of highly skilled employees may require additional personnel costs or the issuance of certain equity compensation. These factors would reduce profitability and the price of the combined company’s common stock.

Strategic acquisitions could have a dilutive effect on your investment. Failure to make accretive acquisitions and successfully integrate them could adversely affect the combined company’s future financial results.

As part of its growth strategy, On2 may seek to acquire or invest in complementary businesses or technologies. On2’s goal is to make such acquisitions, integrate these acquired assets into its operations, and expand the market for On2’s products and services and possibly offer additional products or services. The process of integrating these acquired assets into On2’s operations may result in unforeseen operating difficulties and expenditures, and may absorb significant management attention that would otherwise be available for the ongoing development of the combined company’s business. The combined company cannot be certain that the anticipated benefits of any acquisitions will be realized. Acquisitions also involve other risks, including entering geographic markets in which the combined company may have no or limited prior experience and the potential loss of key employees.

In addition, future acquisitions by the combined company could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, and amortization expenses related to intangible assets, any of which could materially and adversely affect the combined company’s operating results and financial position. The combined company cannot be certain that it will be able to obtain the capital necessary to consummate acquisitions or alliances on satisfactory terms, if at all. Further, any businesses that the combined company acquires will likely have its own capital needs, which may be significant, and which the combined company could be called upon to satisfy independently of the acquisition price.

Much of the combined company’s technology will rely on owned or licensed intellectual property, and if such rights are not protected from the use of others, including potential competitors, the combined company’s business prospects may be harmed.

The failure to protect the combined company’s intellectual property could seriously harm its businesses and prospects because the combined company believes that its technology is unique and that the proprietary nature of the combined company’s intellectual property is critical to its success. If the combined company’s prospects are harmed, the price of the combined company’s common stock may decline because it may be less attractive to investors. The combined company’s efforts to protect its intellectual property through trademarks, copyrights, patents, trade secret laws, access to information and confidentiality agreements may not be adequate to protect the combined company’s proprietary rights. Even with all of these precautions, it could be possible for someone else to either copy or otherwise obtain and use the combined company’s proprietary information without authorization or to develop similar technology independently. In addition, effective trademark, copyright and trade secret protection may not be available in every country in which the combined company’s products and services are made available, and policing unauthorized use of its proprietary information is difficult and expensive. The combined company cannot be sure that the steps it takes will prevent misappropriation of the combined company’s proprietary information. In the future, the combined company may need to go to court to either enforce their intellectual property rights, to protect their trade secrets, or to determine the validity and scope of the proprietary rights of others. That litigation might result in substantial costs and diversion of resources and management attention.

Although the combined company does not currently license material third party technologies, the loss of which could adversely affect our business, we do from time to time license from third parties technologies incorporated into some of our products and services. As we continue to introduce new services that incorporate new technologies, we may be required to license additional technology from others. We cannot be sure that these third-party technology licenses will continue to be available on commercially reasonable terms, if at all.

The broadband video services and technology markets are highly competitive, and the combined company’s failure to compete effectively could hurt its revenue and reduce its gross margins and profitability.

The combined company faces significant competition in the market for its technology and services. In establishing the combined company’s broadband strategy, it faces a number of strong, firmly entrenched competitors, who are currently providing similar services to low-bandwidth users and high-bandwidth users and have greater financial, technical and marketing resources than the combined company. These and other companies have announced plans to provide broadband video-based services and technology. In addition to competition from other Internet content and technology companies, well-established media distribution companies, particularly in the cable television and satellite markets, have established, and continue to seek to establish, interactive, on-demand digital services through the development of sophisticated digital set-top technology and related back-end server systems. Those competitors could cause the combined company to lose customers and impair its ability to attract new customers.

If the combined company fails to keep pace with technological advances in its industry, or if its pursues technologies that do not become commercially accepted, customers may not buy the combined company’s products and the combined company’s revenues may decline.

The combined company’s future success depends, in large part, on its ability to use leading technologies effectively, to develop its technological expertise, to enhance its existing services and to develop new services that meet changing customer needs on a timely and cost-effective basis. The combined company is unable to predict which technological developments will challenge our competitive position or the amount of expenditures that will be required to respond to a rapidly changing technological environment. The combined company’s failure to respond in a timely and effective manner to new and evolving technologies could have a negative impact on its operating results and financial condition.

Regulatory changes in the Internet industry involve uncertainties, and the resolution of these uncertainties could adversely affect the combined company’s business by raising its costs or reducing potential revenues.

Although the combined company is not currently subject to direct regulation by any governmental agency other than rules and regulations that apply to businesses generally and any export and import controls that may apply to its products, laws and regulations specifically pertaining to the Internet are new and developing. These laws, when enacted, may require the combined company to comply with new procedures or limit the scope of its technology or services, which could raise the combined company’s expenses or reduce its revenues. The developing laws and regulations govern matters such as online content, intellectual property, user privacy, e-commerce, information security and taxation. Moreover, the combined company may be liable to third parties for any content that they encode, distribute or make available on their website if that content violates a third party’s intellectual property rights or violates any applicable laws, such as obscenity laws or defamation laws. In addition, the applicability of existing laws to the Internet is uncertain and evolving.

The combined company has never paid common stock dividends and does not anticipate paying common stock dividends in the foreseeable future.

The combined company currently intends to retain earnings, if any, to support their growth strategy. The combined company does not anticipate paying dividends on their common stock in the foreseeable future.

6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

On May 3, 2007, On2 issued a Current Report on Form 8-K announcing its earnings for the first quarter of 2007.

On May 22, 2007, On2 issued a Current Report on Form 8-K announcing the Hantro share exchange.

On May 24, 2007, On2 issued a Current Report on Form 8-K disclosing the transcript of On2’s conference call regarding the Hantro share exchange.

On June 19, 2007, On2 issued a Current Report on Form 8-K announcing the resignation of its Executive Vice President and Chief Technology Officer.

On June 20, 2007, On2 issued a Current Report on Form 8-K disclosing the amendment of certain warrant agreements with Midsummer Investment Ltd. and Rockmore Investment Master Fund.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

On2 Technologies, Inc.
(Registrant)

August 14, 2007
(Date)	(Signature)
Anthony Principe
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)