Form 10-K/A
period 2006-12-31
ON2 TECHNOLOGIES, INC.
filed 2007-10-10
CIK 1045280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 3)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number 1-15117

On2 Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware	84-1280679
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
21 Corporate Drive, Suite 103, Clifton Park, NY (Address of principal executive offices)	12065 (Zip Code)

Registrant’s telephone number, including area code:
(518) 348-0099

Securities to be Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name(s) of Each Exchange on Which Listed
Common Stock	American Stock Exchange

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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by stockholders of the registrant as of October 8, 2007, was approximately $172,493,000.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common stock, $0.01 par value ("Common Stock"), as of the latest practicable date: 117,342,165 shares as of October 8, 2007.

EXPLANATORY NOTE

This Amendment No. 3 on Form 10-K/A amends our Annual Report on Form 10-K for the year ended December 31, 2006 originally filed on March 23, 2007 (“Original Annual Report”) and our Amendment No. 1 to our Annual Report on Form 10-K/A filed on April 30, 2007 (“Amendment No. 1”). (This Amendment No. 3 on Form 10-K/A does not amend our Amendment No. 2 to our Annual Report on Form 10-K/A filed on May 10, 2007.) The purpose of this Amendment No. 3 on Form 10-K/A is to make the following amendments to the Original Annual Report and to Amendment No. 1:

•
Original Annual Report, Item 1 (Description of Business): In the second introductory paragraph of the “Our Technology, Products and Services” section and in the Encoding Tools for Customer Formats segment of that section, we correct an error in the percentage of 2005 revenue accounted for by the licensing of our Flash® encoding products. In the introductory paragraph of the “Services” section, we correct an error in the percentage of 2005 revenue accounted for by the provision of engineering, consulting and support services.

•
Original Annual Report, Item 5 (Market for Common Equity and Related Stockholder Matters): In the Equity Compensation Plan Information December 31, 2006 table, we correct an error in the weighted-average exercise price of outstanding options, warrants and rights for equity compensation plans approved by security holders (and in the total for equity compensation plans whether or not so approved).

•
Original Annual Report, Item 6 (Selected Financial Data): In the Statements of Operations Data table, we correct an EDGAR conversion error made by a third party EDGAR service provider in the “Basic and diluted net loss attributable to common stockholders per common share” line. Specifically, a number of cells in the line were shifted leftward resulting in incorrect net loss entries for 2004, 2005 and 2006 and a blank net loss entry for 2003.

•
Original Annual Report, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations): In the Revenue segment of the “Results of Operations” section (narrative and, where applicable, table), we correct errors in (i) 2005 VPx license revenue and Flix® license revenue (and the sum of the two), (ii) the percentage of 2005 total sales revenue accounted for by license revenue, (iii) the percentage of 2005 total sales revenue accounted for by engineering services and support revenue and (iv) 2004 license revenue. In the eighth paragraph of the “Liquidity and Capital Resources” section, we correct an error in the financing cost amount associated with warrants sold in August 2006 and discussed in that paragraph. In the “Tabular Disclosure of Contractual Obligations” section, we correct an error in operating lease for office space payments due in less than one year (and the totals for all operating lease for office space payments, for all payments due in less than one year, and for all payments for contractual obligations).

•
Amendment No. 1, Item 11 (Executive Compensation): In the Summary Compensation Table, we correct the dollar amounts recognized for financial statement purposes for the fair value of option awards made in 2006 to Anthony Principe, Eric L. Ameres, Matthew Frost and Timothy C. Reusing (and the resulting total 2006 compensation for each such individual), and we correct the dollar amount recognized for financial statement purposes for the fair value of all other compensation paid in 2006 to Douglas A. McIntyre (and the resulting total 2006 compensation for such individual). In the Outstandig Equity Awards at 2006 Fiscal Year-End table, we correct the option exercise price of options granted to Anthony Principe on August 26, 2002. In the “Potential Payments Upon Termination” section, within the table pertaining to Eric Ameres, we correct the total amount payable to Mr. Ameres in the event of a non-extension of the term of his employment agreement by the Company. In the Non-Management Director Compensation for Fiscal 2006 table, we correct the dollar amount recognized for financial statement purposes for the fair value of option awards made in 2006 to J. Allen Kosowsky.

In order to preserve the nature and character of the disclosures made in the Original Annual Report and Amendment No. 1, except as specifically discussed in this Amendment No. 3 to the Annual Report on Form 10-K/A, no attempt has been made in this amendment to modify or update such disclosures for events which occurred subsequent to the original filings. This Amendment No. 3 to the Annual Report on Form 10-K/A does not otherwise alter the disclosures set forth in the Original Annual Report or Amendment No. 1 and, in particular, does not alter management’s conclusions set forth in Item 9A regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934) as of the end of the period covered by this Form 10-K/A for the fiscal year ended December 31, 2006.

Table of Contents

PART I
	Item 1.	Description of Business	4
PART II
	Item 5.	Market for Common Equity and Related Stockholder Matters	17
	Item 6.	Selected Financial Data	22
	Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
PART III
	Item 11.	Executive Compensation	32

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

Our Technology, Products and Services

We have designed our technology to deliver the highest-quality video at the lowest possible data rates and to encode (compress) and decode (decompress) video on comparatively low-powered chips suitable for consumer electronics products. We currently develop and license a number of products related to our TrueMotion™ line of codecs and TrueCast® line of server and player products for proprietary networks, the Internet and consumer electronic industries. The licensing of our proprietary TrueMotion codec and TrueCast server technology has accounted for 19%, 44%, and 99% of our revenue for the three fiscals years ended December 31, 2006, 2005 and 2004, respectively.

We also develop and license a number of products used for encoding video in the Adobe Flash 8 video format, which is used in the Flash 8 and Flash 9 video players. We market these products, which include software packages for end users and software development kits for use by developers, as part of our Flix® product line. The licensing of our Flash encoding products has accounted for 64% and 59% of our revenue for the two fiscal years ended December 31, 2006 and December 1, 2005, respectively. Prior to 2005, Macromedia did not use On2’s video compression technology in Flash.

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

Encoding Tools for Customer Formats

In 2005, we entered the business of selling video encoding software that allows users to encode video in formats used by two of our customers, Adobe and AOL. Both Adobe’s Flash 8 multimedia player and AOL’s Nullsoft video (NSV) player use On2’s TrueMotion VP6 technology. Although we continue to offer Nullsoft encoding tools, that business constitutes a small fraction of our third-party encoding tool business. The licensing of our Flash encoding tools accounted for 64%, 59%, and 0% of our revenue for the three fiscals years ended December 31, 2006, 2005 and 2004, respectively. In 2004, we did license our VP6 technology to Adobe/Macromedia for use in its Flash multimedia player product.

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

Services

In addition to licensing our software, we offer a variety of custom engineering and consulting services to our customers. Fees derived from engineering, consulting and support services accounted for 8%, 4% and 14% of our revenue for the years ended December 31, 2006, 2005 and 2004, respectively. In particular, we offer the following services:

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

Equity Compensation Plan Information December 31, 2006
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	16,926,000	$1.01	1,012,000
Equity compensation plans not approved by security holders	0	0	0
Total	16,926,000	$1.01	1,012,000

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

Item 6.    Selected Financial Data

	For the years ended December 31,
Statements of Operations Data	2006	2005	2004	2003		2002

Revenue	$6,572,000	$2,208,000	$3,028,000		$3,302,000	$3,353,000

Total operating expenses	10,162,000	6,497,000	6,518,000		5,665,000	8,621,000

Loss from operations	(3,590,000)	(4,289,000)	(3,490,000)		(2,363,000)	(5,268,000)

Interest and other income (expense), net	(1,226,000)	(284,000)	47,000		(2,000)	(5,000)

Provision for income taxes	30,000	32,000	2,000		10,000	28,000

Net loss	(4,846,000)	(4,605,000)	(3,445,000)		(2,375,000)	(5,301,000)

Convertible preferred stock deemed dividend	68,000	2,844,000	120,000		228,000	668,000
Convertible preferred stock 8% dividend	285,000	325,000	57,000
Accretion of costs associated with the Series D Preferred stock		175,000	14,000
Net loss attributable to common stockholders	$(5,199,000)	$(7,949,000)	$(3,636,000)		$(2,603,000)	$(5,969,000)

Basic and diluted net loss attributable to common stockholders per common share	$(0.05)	$(0.09)	$(0.05)	$$	(0.04)	(0.11)

	December 31,
Balance Sheet Data	2006	2005	2004	2003	2002
Cash and cash equivalents	$4,961,000	$3,976,000	$5,418,000	$2,963,000	$553,000
Working capital	5,268,000	4,179,000	5,466,000	3,520,000	731,000
Total assets	7,887,000	6,314,000	6,610,000	4,128,000	2,080,000
Convertible debentures		244,000	330,000	409,000	569,000
Capital lease obligations	53,000	26,000	43,000		9,000
Series D redeemable convertible preferred stock	3,083,000	3,790,000	1,156,000
Convertible preferred stock	19,000	19,000	33,000	56,000	99,000
Common stock and APIC	125,566,000	120,695,000	115,663,000	110,970,000	106,018,000
Accumulated deficit and other comprehensive loss	(124,522,000)	(119,350,000)	(111,400,000)	(107,740,000)	(105,135,000)
Total stockholders’ equity	1,033,000	1,364,000	4,296,000	3,286,000	982,000

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

Results of Operations

Revenue. Our revenue for the years ended December 31, 2006, 2005 and 2004 was $6,572,000, $2,208,000 and $3,028,000, respectively, and was derived from the sale of software licenses, engineering and consulting services and license royalties. Our revenue increased $4,364,000 for the year ended December 31, 2006 as compared with 2005. The increase is primarily attributable to an increase in license sales of our Flix product line and license royalties. As a percent of total sales, license revenue decreased to 83% in 2006 from 84% in 2005, while engineering services and support decreased to 8% in 2006 from 11% in 2005. Royalties increased to 9% of sales in 2006 from 5% in 2005.

For the year ended December 31, 2006, license revenue was $5,472,000 of which our VPx licenses were $1,266,000 and Flix licenses were $4,206,000. For the year ended December 31, 2005, license revenue was $1,858,000, of which the Company’s VPx licenses were $597,000 and Flix licenses were $1,261,000. For the year ended December 31, 2004 license revenue was $2,571,000.

The following table sets forth the allocation of revenues, in terms of percentages, for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004

Licenses	83%	84%	85%

Engineering services and support	8	11	14

Royalties	9	5	1

Total	100%	100%	100%

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

The warrants contain certain anti-dilution provisions and, accordingly, we accounted for the fair value of the warrants as a derivative liability (warrant derivative liability) subject to SFAS No. 133. The fair value of the warrants issued, as calculated using the Black Scholes pricing model, was $1,251,000 and represents the portion of the proceeds from the financing that was attributed to the warrant derivative liability. The warrant fair value will be revalued at each balance sheet date, using the Black Scholes pricing model, with changes in value recorded in the statement of operations as income or expense. On December 31, 2006 the warrant derivative fair value was $2,329,000 and the increase in value of $1,078,000 is included as an expense in interest and other income (expense), net. We paid financing costs in the amount of $122,000 of which $52,000 is associated with the warrants, and is included in interest and other income (expense), net in our consolidated financial statements for the twelve months ended December 31, 2006.

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

Tabular Disclosure of Contractual Obligations

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Capital lease obligation	$61,000	$28,000	$33,000
Operating lease for office space	497,000	$165,000	275,000	$53,000	$4,000
Total	$558,000	$193,000	$308,000	$53,000	$4,000

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

Name and Principal Position	Year	Salary	Bonus	Option Awards[2]	All Other Compensation[3]	Total
Douglas A. McIntyre Chief Executive Officer, President and Chairman, Former	2006	$36,000	$175,000		$56,000[5]	$267,000
James Meyer Interim Chief Executive Officer, Former[4]	2006	$109,000				109,000
Bill Joll Chief Executive Officer and President[1]	2006	$211,000		$784,000		995,000
Anthony Principe Executive Vice President and Chief Financial Officer	2006	$120,000		35,000	1,000	156,000
Eric L. Ameres Executive Vice President and Chief Technology Officer	2006	$190,000	$9,000	63,000	1,000	263,000
Matthew Frost Executive Vice President and General Counsel	2006	$179,000		76,000	1,000	256,000
Timothy C. Reusing Executive Vice President - Legal and Business Affairs, Former	2006	$233,000	$10,000	62,000	1,000	306,000

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

Name	Grant Date	All Option Awards: Number of Securities Underlying Options[1]	Exercise or Base Price of Option Awards)[2]	Grant Date Fair Value of Stock and Option Awards[3]

Douglas A. McIntyre		—

James Meyer		—

Bill Joll	May 9, 2006	1,500,000	$0.90	$1,114,000

Anthony Principe		—

Eric L. Ameres		—

Matthew Frost	April 3, 2006	75,000	$0.82	$51,000

Timothy Reusing		—

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

Mr. Joll, Mr. Ameres and Mr. Frost are entitled to certain payments and benefits under their employment agreements if they are terminated by us without cause. For additional information concerning these payments and benefits, see Potential Payments Upon Termination on page 46.

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

	Option Awards
Name	Option Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Option Awards Vesting Schedule
Bill Joll	5/1/2006	666,667	333,333		$0.90	5/1/2014	33.34% vests on 5/1/06; 33.33% vests on 11/8/06; 33.33% vests on 5/8/07
	5/1/2006		500,000		$0.90	5/1/2014	100% vests on 5/8/08

Anthony Principe	8/26/2002	12,500			$0.14	8/26/2012	25% immediately; 25% 1 year after grant; 25% 2 years after grant; 25% 3 years after grant
	10/1/2002	10,000			$0.32	10/1/2012	50% in 6 months; 50% 1 year after grant
	11/15/2003	50,000			$1.25	11/15/2013	50% immediately; 50% 1 year after grant

	5/13/2004	35,000	$0.66	5/13/2014	50% immediately; 50% 1 year after grant
	12/3/2004	40.000	$0.57	12/3/2014	100% 1 year after grant
	6/27/2005	40,000	$0.59	6/27/2013	50% immediately; 50% 1 year after grant
	11/18/2005	100,000	$0.79	11/18/2013	50% immediately; 50% 1 year after grant

Eric Ameres	7/27/1999	50,000	$16.63	7/27/2009	33% 1 year after grant; 33.33% 2 years after grant; 33.34% 3 years after grant
	5/17/2000	100,000	$11.81	5/17/2010	33% 1 year after grant; 33.33% 2 years after grant; 33.34% 3 years after grant
	4/1/2003	100.000	$0.40	4/1/2013	33% 1 year after grant; 33.33% 2 years after grant; 33.34% 3 years after grant
	8/9/2001	50,000	$0.80	8/9/2011	50% immediately; 50% 1 year after grant
	7/2/2004	200,000	$0.68	7/2/2014	50% immediately; 50% 1 year after grant
	5/5/2005	200,000	$0.57	5/5/2013	100% on 12/3/05
	11/18/2007	200,000	$0.79	11/18/2013	50% immediately; 50% 1 year after grant

Matthew Frost	12/15/2003	75,000		$1.36	12/15/2013	33.33% immediately; 33.33% 1 year after grant; 33.34% 2 years after grant
	5/13/2004	35,000		$0.66	5/13/2014	50% immediately; 50% 1 year after grant
	12/3/2004	140,000		$0.57	12/3/2014	100% 1 year after grant
	11/18/2005	100,000		$0.79	11/18/2013	50% immediately; 50% 1 year after grant
	4/3/2006	37,500	37,500	$0.81	4/3/2014

Douglas A. McIntyre

James Meyer	5/11/2005					100% immediately
	11/18/2005					100% immediately

Timothy Reusing	4/1/2003	33,334		$0.40	4/1/2013	33% 1 year after grant; 33.33% 2 years after grant; 33.34% in 3 years
	11/5/2003	84,000		$1.25	11/5/2013	50% immediately; 50% 1 year after grant
	7/2/2004	200,000		$0.68	7/2/2014	50% immediately; 50% 1 year after grant
	6/15/2005	200,000		$0.57	5/5/2013	100% on 12/3/05
	11/18/2005	100,000		$0.79	11/18/2013	100% 1 year after grant

OPTION EXERCISES AND STOCK VESTED IN FISCAL 2006

The following table provides information for the Named Executive Officers regarding stock options that were exercised during fiscal 2006.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
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

Eric Ameres
Executive Vice President and Chief Technical Officer

Executive Benefits and Payments Upon Separation[1]	Resignation for Good Reason	Non-extension of Term by the Executive	Resignation without Good Reason	Termination for Cause	Termination without Cause	Non-extension of Term by the Company	Disability Termination	Death Termination
Compensation:
Severance[2]	$0	$0	$0	$1,800	$96,250	$0	$1,800	$1,800
Bonus[3]	$0	$0	$0	$0	$0	$0	$0	$0

Benefits & Perquisites:[4]
Health Plan Continuation[5]	$0	$0	$0	$0	$7,150	$0	$0	$0

Total	$0	$0	$0	$1,800	$103,400	$0	$1,800	$1,800

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

Name	Fees Earned or Paid in Cash	Option Awards	Total

James Meyer[1]	$14,167.00		$14,167.00
William Newman	15,000.00		$15,000.00
Thomas Weigman	15,000.00		$15,000.00
J. Allen Kosowsky	40,000.00	$72,000	$112,000.00
Mike Kopetski	15,000.00		$15,000.00
Mike Alfant	15,000.00		$15,000.00
Afsaneh Naimollah	17,917.00		$17,917.00

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

Date: October 10, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date
	Senior Vice President and Chief Financial Officer (Principal Financial and	October 10, 2007
/s/ Anthony Principe	Accounting Officer)
(Anthony Principe)

/s/ J. Allen Kosowsky	Chairman of the Board and Director	October 10, 2007
(J. Allen Kosowsky)

/s/ William A. Newman	Director	October 10, 2007
(William A. Newman)

/s/ Mike Kopetski	Director	October 10, 2007
(Mike Kopetski)

/s/ Michael J. Alfant	Director	October 10, 2007
(Michael J. Alfant)

/s/ Afsaneh Naimollah	Director	October 10, 2007
(Afsaneh Naimollah)

/s/ James Meyer	Director	October 10, 2007
(James Meyer)

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date Filed	Filed Herewith
3.1	Certificate of Incorporation of the Company	10-K	April 2, 2001
3.2	Bylaws of the Company	8-K	Feb. 8, 2006
4.1	Securityholders Agreement, dated as of Dec. 1, 1999, between the Company and thirteen securityholders party thereto	10-K	March 30, 2000
4.2	Form of Investor Rights Agreement, dated as of Dec. 1, 1999,between the Company and each of nine investors	10-K	March 30, 2000
4.3	Form of Warrant issued to the investors party to the Investor Rights Agreement	10-K	March 30, 2000
4.4	Form of Investors’ Rights Agreement between the Company and the holders of Series C Preferred Stock, Series C-II Preferred Stock and Series C-III Preferred Stock	S-3	Dec. 8, 2000
4.5	Certificate of Designations for the Company’s Series C Preferred Stock	10-K	April 2, 2001
4.6	Certificate of Designations for the Company’s Series C-II Preferred Stock	10-K	April 2, 2001
4.7	Certificate of Designations for the Company’s Series C-III Preferred Stock	10-K	April 2, 2001
4.8	Form of Warrant issued to the holders of Series C, Series C-II and Series C-III Preferred Stock	10-K	April 2, 2001
4.9	Common Stock Purchase Agreement, dated as of July 18, 2001 by and between the Company and Real.	SB-2/A	Sept. 13, 2001
4.10	Investor Rights Agreement, dated as of July 18, 2001, between Real and the Company	SB-2/A	Sept. 13, 2001
4.11	Indemnity Agreement, dated as of January 28, 2002, by and among The Travelers Insurance Company, Travelers Indemnity Company, and the Company	S-3	July 11, 2003
4.12	Investor’s Rights Agreement, dated as of January 29, 2001, between the Company and Abanat Limited	S-3	Oct. 1, 2003
4.13	Common Stock Purchase Warrant, dated as of August 24, 2006	10-K	August 25, 2006
10.1	License Agreement by and between the Company and Bevmax Office Centers 1560, LLC	10-K	March 15, 2006
10.2	Restated Lease Agreement by and between the Company and Sitterly Associates II	10-K	March 15, 2006
10.3	Separation and Consultancy Agreement by and between the Company and Douglas A. McIntyre, dated as of February 2, 2006	10-K	March 15, 2006
10.4	Employment Agreement, dated May 1, 2006, by and between the Company and Bill Joll	10-Q	May 5, 2006
10.5	Amended and Restated Employment Agreement, dated May 1, 2006, by and between the Company and Tim Reusing	10-Q	Aug. 2, 2006
10.6	Securities Purchase Agreement, dated as of August 24, 2006	8-K	Aug. 25, 2006
10.7	Registration Rights Agreement, dated as of August 24, 2006	8-K	Aug. 25, 2006
10.8	Stockholder Voting Agreement	8-K	Aug. 25, 2006
10.9	Asset Purchase Agreement (Confidential Treatment Requested as to Redacted Portions)	8-K/A	Nov. 17, 2006
10.10	Exhibit B [sic] to Asset Purchase Agreement (Form of Escrow Agreement)	8-K/A	Nov. 17, 2006
10.11	Exhibit C [sic] to Asset Purchase Agreement (Form of Support and Maintenance Agreement)	8-K/A	Nov. 17, 2006
10.12	Exhibit D [sic] to Asset Purchase Agreement (Form of Registration Rights Agreement)	8-K/A	Nov. 17, 2006

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date Filed	Filed Herewith
10.13	Employment Agreement, dated as of February 28, 2006, by and between the Company and Matt Frost		*
21	Subsidiaries	10-K	March 31, 2003
23.1	Consent of Eisner LLP		*
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Action of 2002			☒
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Action of 2002			☒
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			☒
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			☒

* Previously Filed.