Form 10-Q
period 2007-09-30
ON2 TECHNOLOGIES, INC.
filed 2007-11-14
CIK 1045280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007.

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

The number of shares of the Registrant’s Common Stock, par value $0.01 (“Common Stock”), outstanding as of November 9, 2007, was 159,748,414.

Table of Contents

PART I — FINANCIAL INFORMATION

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ON2 TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$9,634,000	$4,961,000
Marketable securities		154,000
Accounts receivable	2,780,000	1,335,000
Prepaid and other current assets	237,000	231,000
Total current assets	12,651,000	6,681,000

Acquired software, net	317,000	467,000
Other acquired intangibles, net	73,000	108,000
Goodwill	244,000	244,000
Property and equipment, net	352,000	157,000
Deferred acquisition costs	1,727,000
Deferred financing costs	62,000
Other assets	104,000	230,000
Total assets	$15,530,000	$7,887,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$501,000	$194,000
Accrued expenses	1,095,000	454,000
Deferred revenue	796,000	708,000
Term-loan	96,000	33,000
Capital lease obligation	22,000	24,000
Total current liabilities	2,510,000	1,413,000

Capital lease obligation, excluding current portion	18,000	29,000
Warrant derivative liability		2,329,000
Total liabilities	2,528,000	3,771,000

Commitments and contingencies

Series D redeemable convertible preferred stock		3,083,000

Stockholders’ equity:
Preferred stock		19,000
Common stock	1,173,000	1,012,000
Additional paid-in capital	140,374,000	124,554,000
Accumulated other comprehensive loss	(52,000)	(46,000)
Accumulated deficit	(128,493,000)	(124,506,000)
Total stockholders’ equity	13,002,000	1,033,000

Total liabilities and stockholders’ equity	$15,530,000	$7,887,000

See accompanying notes to unaudited condensed consolidated financial statements

ON2 TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Revenue	$2,566,000	$1,703,000	$7,935,000	$4,455,000

Operating expenses:
Cost of revenue (1)	603,000	529,000	1,415,000	1,817,000
Research and development (2)	445,000	261,000	1,500,000	700,000
Sales and marketing (2)	676,000	263,000	1,886,000	623,000
General and administrative (2)	1,146,000	843,000	3,085,000	3,383,000
Equity-based compensation:
Research and development	46,000	30,000	66,000	82,000
Sales and marketing	34,000	61,000	88,000	119,000
General and administrative	102,000	303,000	330,000	1,014,000
Total operating expenses	3,052,000	2,290,000	8,370,000	7,738,000

Loss from operations	(486,000)	(587,000)	(435,000)	(3,283,000)

Interest and other income (expense), net	121,000	(10,000)	(3,464,000)	(36,000)
Loss before provision for income taxes	(365,000)	(597,000)	(3,899,000)	(3,319,000)

Provision for income taxes	3,000	11,000	10,000	17,000
Net loss	$(368,000)	$(608,000)	$(3,909,000)	$(3,336,000)

Convertible preferred stock deemed dividend		68,000		68,000
Convertible preferred stock 8% dividend	7,000	74,000	78,000	220,000

Net loss attributable to common shareholders	$(375,000)	$(750,000)	$(3,987,000)	$(3,624,000)

Basic and diluted net loss attributable to common shareholders per common share	$0.00	$(0.01)	$(0.04)	$(0.04)

Weighted-average basic and diluted common shares outstanding:	116,353,000	97,436,000	110,615,000	96,838,000

(1)
Includes equity-based compensation of $48,000 and $63,000 for the three and nine months ended September 30, 2007, respectively, and $45,000 and $154,000 for the three and nine months ended September 30, 2006, respectively.

(2)	Excludes equity-based compensation, which is presented separately.

See accompanying notes to unaudited condensed consolidated financial statements

ON2 TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net (loss)	$(368,000)	$(608,000)	$(3,909,000)	$(3,336,000)

Other comprehensive (loss):

Foreign currency translation	(1,000)	(1,000)	(6,000)	(3,000)

Comprehensive (loss)	$(369,000)	$(609,000)	$(3,915,000)	$(3,339,000)

See accompanying notes to unaudited condensed consolidated financial statements

ON2 TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2007	2006

Cash flows from operating activities:

Net loss	$(3,909,000)	$(3,336,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity-based compensation	547,000	1,369,000
Other expense recognized for warrant amendment	86,000
Common stock issued for debenture interest		5,000
Depreciation and amortization	275,000	244,000
Amortization of debt discount		6,000
Write off of fixed assets	(21,000)
Loss on marketable securities	27,000	42,000
Change in fair value of warrant liability	3,582,000	(20,000)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,445,000)	(415,000)
Prepaid expenses and other current assets	138,000	112,000
Other assets	20,000	(112,000)
Accounts payable, accrued expenses and other liabilities	969,000	(50,000)
Deferred revenue	88,000	403,000
Net cash provided by (used in) operating activities	357,000	(1,752,000)

Cash flows from investing activities:

Proceeds from the sale of marketable securities	223,000	75,000
Purchase of marketable securities	(96,000)
Deferred acquisition costs	(1,727,000)
Deferred financing costs	(62,000)
Purchases of property and equipment	(257,000)	(54,000)
Net cash (used in) provided by investing activities	(1,919,000)	21,000

Cash flows from financing activities:

Principal payments on capital lease	(19,000)	(21,000)
Principal payments on term-loan	(81,000)	(31,000)
Proceeds from the exercise of common stock options and warrants	6,813,000	737,000
Purchase of treasury stock	(472,000)
Proceeds from the issuance of common stock, net		428,000
Proceeds attributed to warrant derivative liability		1,251,000
Net cash provided by financing activities	6,241,000	2,364,000

Net change in cash and cash equivalents	4,679,000	633,000

Effect of exchange rate changes on cash and cash equivalents	(6,000)	(3,000)

Cash and cash equivalents, beginning of period	4,961,000	3,976,000
Cash and cash equivalents, end of period	$9,634,000	$4,606,000

ON2 TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Supplemental disclosure of cash flow information and non-cash investing and financing activities:

	Nine Months Ended September 30,
	2007	2006
Cash paid during the period for:
Interest	$6,000	$5,000
Taxes	$11,000	$14,000
Acquisition of fixed assets under capital leases	$6,000	$58,000
Insurance premium financed with a term-loan	$143,000	$96,000
Conversion of debentures into shares of common stock		$250,000
Conversion of preferred stock into shares of common stock #	$3,102,000	$175,000
Common stock issued for accrued dividend on Series D Preferred Stock	$21,000
Common stock issued for dividends on Series D Preferred Stock	$93,000	$223,000
Common stock issued for Wildform Support and Services Agreement		$258,000
Write off of warrant derivative liability	$5,911,000
Deferred financing costs charged to paid-in-capital on exercise of warrants	$106,000
Cashless exercise of options and warrants	$959,000
Retirement of treasury stock	$1,431,000
Convertible Preferred Stock deemed dividend		$68,000

See accompanying notes to unaudited condensed consolidated financial statements

ON2 TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of On2 Technologies, Inc.

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

The Company’s business is characterized by rapid technological change, new product development and evolving industry standards. Inherent in the Company’s business model are various risks and uncertainties, including its limited operating history, unproven business model and the limited history of the industry in which it operates. The Company’s success may depend, in part, upon the wide adoption of video delivery media, prospective product and service development efforts, and the acceptance of the Company’s technology solutions by the marketplace.

(2)	Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The interim condensed consolidated financial statements are unaudited. However, in the opinion of management, such financial statements contain all adjustments (consisting of normally recurring accruals) necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. The condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principals generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures included herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the annual financial statements and notes thereto, for the year ended December 31, 2006, included in the Company's Form 10-K Report filed with the SEC on March 23, 2007 as amended April 30, 2007, May 10, 2007 and October 10, 2007.

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

The Company performed an analysis of the limitations on the use of its net operating losses under Section 382 of the Internal Revenue Code. It was determined that on June 7, 2000, the Company experienced an ownership change to which Internal Revenue Code Section 382 applied. Of the current $87,827,000 in the Company’s United States net operating loss carryforward, $33,800,000 was incurred prior to the June 7, 2000 change date. The annual Internal Revenue Code Section 382 limitation is $14,000,000. Based on this limitation, the Company believes the entire pre-change net operating loss was available for use by 2004. However, because the Company's ability to utilize these net operating losses is in doubt, the Company maintains a full valuation allowance against its total net operating loss carryforward.

As of January 1, 2007 and for the nine months ended September 30, 2007, no interest or penalties have been accrued or incurred. The Company files U.S. federal income tax returns, as well as filing various returns in states and with respect to taxes applicable localities where it holds properties. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income tax accounts. The Company’s filed income tax returns are no longer subject to examination by taxing authorities for years before 2003.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements.  The Company is currently evaluating the impact of adopting SFAS 159 on its financial position and results of operations.

In September 2007, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company is currently evaluating the impact of adopting SFAS 157 on our financial position and results of operations.

(4)	Stock-Based Compensation

The following table summarizes the activity of the Company’s stock options for the nine months ended September 30, 2007:

	Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Life	Aggregate Intrinsic Value

Number of shares under option:

Outstanding at January 1, 2007	9,497,000	$1.07
Granted	92,000	1.75
Exercised	(3,651,000)	0.69
Canceled or expired	(153,000)	13.15
Outstanding at September 30, 2007	5,785,000	$1.01	6.55	$2,242,000

Vested and expected to vest at September 30, 2007	5,748,000	$0.95	6.19	$2,233,000
Exercisable at September 30, 2007	5,121,000	$1.00	6.27	$2,071,000

Stock-based compensation expense recognized in the Statement of Operations was $230,000 and $547,000 for the three and nine months ended September 30, 2007, respectively, which included $176,000 of compensation expense from restricted stock grants. Stock-based compensation expense recognized in the Statement of Operations was $439,000 and $1,369,000 for the three and nine months ended September 30, 2006, respectively, which included $32,000 of compensation expense from restricted stock grants and $20,000 for the extension of stock options to the Company’s former president and chief executive officer.

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2007 was $8,858,000.

The following table summarizes the activity of the Company’s non-vested stock options for the nine months ended September 30, 2007:

	Shares	Weighted-average Grant Date Fair Value

Non-vested at January 1, 2007	1,064,000	$0.72
Granted	92,000	1.75
Cancelled or expired	(3,000)	1.13
Vested during the period	(489,000)	0.68
Non-vested at September 30, 2007	664,000	$1.49

As of September 30, 2007, there was $309,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under existing stock option plans. This cost is expected to be recognized over a weighted-average period of 0.64 years. The total grant date fair value of shares vested during the nine-months ended September 30, 2007 was $334,000.

The Company uses the Black-Scholes option-pricing model to determine the weighted-average fair value of options. The fair value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table:

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006

Weighted-average fair value at date of grant for options granted during the period	$1 .31	$0.72

Expected stock price volatility	94%	119%
Expected life of options	5 years	5 years
Risk free interest rates	4.95%	5.02%
Expected dividend yield	0%	0%

The following summarizes the activity of the Company’s non-vested restricted common stock for the nine months ended September 30, 2007:

	Shares	Weighted-average Grant Date Fair Value

Non-vested at January 1, 2007	85,000	$0.49
Granted	592,000	2.84
Cancelled or expired	(20,000)	1.16
Vested during the period	(65,000)	1.16
Non-vested at September 30, 2007	592,000	$2.84

During the nine months ended September 30, 2007, the Company granted 139,000 shares of restricted common stock to its Board of Directors which vest on March 12, 2008 and 453,000 shares of restricted common stock to its employees which vest over a four year period through June 2011. As of September 30, 2007, the Company recognized $267,000 in compensation expense related to these grants and $1,212,000 of unrecognized compensation cost will be recognized through the second quarter of 2011.

During the nine months ended September 30, 2007, the Company received $1,341,000 in proceeds and issued 1,924,000 shares of its common stock for stock option exercises. In addition, during the nine months ended September 30, 2007, the Company issued 1,004,000 shares of its common stock in cashless exercises of stock options and 722,000 shares were retained by the Company in payment of the options and related taxes.

During the nine months ended September 30, 2007, the Company granted 92,000 stock options to new employees that had an aggregate grant date fair value of $121,000.

(5)	Marketable Securities

As of December 31, 2006, the Company held 42,000 shares of a customer’s common stock with a market value of $60,000. During the nine months ended September 30, 2007 the Company sold all 42,000 shares of this stock and received proceeds of $33,000 and recorded a realized loss of $27,000 on the sale. The Company’s former Chief Executive Officer (who was a director and shareholder of the Company) was a director of this customer.

The Company invests most of its idle cash in 30 and 60 day United States Treasury Bills and they are recorded as cash equivalents.

(6)	Deferred Acquisition Costs

During the nine months ended September 30, 2007, the Company incurred expenditures of $1,727,000 for legal and professional fees associated with the acquisition of Hantro Products Oy. These expenditures will be added to the acquisition price. Included in this expenditure is approximately $639,000 of legal services provided by a law firm, a partner of which is a member of the Company’s Board of Directors.

(7)	Term-loan

During June 2007, the Company renewed its Directors and Officers Liability Insurance and financed the premium with a $143,000, nine-month term-loan that carries an effective annual interest rate of 8%.

(8)	Warrant Derivative Liability

During the three and nine months ended September 30, 2007, the Company recorded charges of $2,668,000 and $3,582,000, respectively to reflect the change in the fair value of the warrant derivative liability. The fair value was calculated using the Black-Scholes pricing model. On June 11, 2007, the Company entered into a Letter Agreement with Midsummer Investments Ltd. and Rockmore Investment Master Fund in connection with the warrants issued to these entities, where the parties agreed to place a $0.41 per share floor on the base share price for subsequent dilutive share issuances and received consideration in the form of a decrease in the warrant exercise price, from $0.77 to $0.69. The number of additional shares to be issued upon subsequent dilutive issuances is now finite and the Company will reserve for the issuance from its authorized common shares. The warrants are no longer considered a liability and the Company reclassified the warrant derivative liability of $5,911,000 on the date of modification to additional paid in capital. The Company also recorded $86,000 in other expense related to the modification of the warrant.

(9)	Series D Redeemable Convertible Preferred Stock

During the three and nine months ended September 30, 2007, Midsummer Capital and Islandia converted/redeemed 677 and 3,083 shares of the Series D redeemable, convertible preferred stock into 766,000 and 3,899,000 shares of the Company’s common stock, respectively. During the three and nine months ended September 30, 2007, the Company accrued dividends of $7,000 and $78,000 and paid dividends in the amount of $12,000 and $93,000 through the issuance of 8,000 and 98,000 shares of common stock, respectively. As of September 30, 2007, all the Series D Redeemable Convertible Preferred Stock was converted/redeemed.

(10)	Warrants

During the nine months ended September 30, 2007 5,487,000 warrants were exercised and the Company received proceeds of $5,472,000.

(11)	Treasury Stock

During the nine months ended September 30, 2007, the Company allowed its employees cashless exercises of their stock options. Some of the Company’s stock option plans require that the shares retained by the Company in payment of the options and related taxes be recorded as Treasury stock. During the nine months ended September 30, 2007, the Company received a total of 673,000 shares at a value of $1,431,000, of which 215,000 shares at a value of $472,000 were received for payment of taxes. In April 2007, the Company’s Board of Directors authorized that all the shares recorded as Treasury stock be cancelled and that all subsequent shares received from cashless exercises be cancelled immediately after receipt.

(12)	Customer Concentration

For the three months ended September 30, 2007, two customers accounted for 12% and 11% of revenue, respectively and for the nine months ended September 30, 2007 there were no customers that accounted for 10% or greater of revenue. For the three months ended September 30, 2006, two customers accounted for 25% and 16% of revenue, respectively and for the nine months ended September 30, 2006, two customers accounted for 13% and 10% of revenue, respectively.

(13)	Acquisition of Hantro Products Oy

On November 1, 2007, the Company completed its previously announced acquisition of all of the share capital of Hantro Products Oy (“Hantro”), a Finnish corporation. Under the exchange agreement pursuant to which the acquisition was completed, Hantro’s security holders each exchanged all of the outstanding capital shares, and all outstanding options to purchase capital shares, that together constituted all of the equity ownership of Hantro.

Accordingly, the Company acquired all of the issued and outstanding shares of capital stock of Hantro and all outstanding stock options of Hantro. In exchange, On2 paid at closing total consideration of $6,841,775 in cash and 25,438,817 shares of On2’s common stock. The number of shares issued was determined on the basis of the volume weighted average price of On2’s common stock during the 10 business days prior to the closing, with an upper limit of $2.50 per share and a lower limit of $1.50 per share. Because the closing share price as calculated pursuant to the foregoing formula was less than $1.50, On2 issued the set number of 25,438,817 shares, as specified in the share exchange agreement. The 25,438,817 shares so issued represent approximately 22% of On2’s outstanding common stock as of November 1, 2007.

The number of shares issued at closing is subject to an adjustment based on the difference between Hantro’s actual closing net worth and a baseline of (€3,450,000). If the actual closing net worth is more than the baseline, On2 will pay the net worth surplus to the Hantro security holders by issuing On2’s shares of common stock in such number equal to the net worth surplus divided by the deemed closing share price of $1.50. If the actual closing net worth is less than the baseline, the Hantro security holders will pay the net worth deficiency by cash or by returning On2’s common stock to On2 in such number equal to the net worth deficiency divided by the deemed closing share price of $1.50.

Of the shares to be delivered to the Hantro security holders at the closing under the share exchange agreement, 2,000,000 shares were delivered into escrow for a period of one year from the closing date to secure the indemnification obligations of the Hantro security holders. These shares may be canceled if On2 makes a claim for indemnification in accordance with the applicable terms of the share exchange agreement and the claim is resolved in On2’s favor and monetary settlement is not made. At the end of the one-year period, the shares will be released from escrow and delivered to the Hantro security holders except for such portion having a value equal to the aggregate dollar amount of all the outstanding claims for indemnification unresolved at such time. Any dividends paid on the escrowed shares during the pendency of the escrow will be added to the property that the escrow agent holds and will be available for distribution under the escrow agreement.

In addition, under the share exchange agreement, On2 is obligated to issue additional shares of its common stock to the Hantro security holders if Hantro’s net revenue for the fiscal year 2007 exceeds €6,000,000. For example, if Hantro’s net revenue for fiscal 2007 is €6,000,000, no additional shares will be issued. If the net revenue for fiscal 2007 is €7,000,000, On2 will issue an additional 3,333,333 common shares. If the net revenue for fiscal 2007 is €8,000,000, On2 will issue an additional 7,500,000 common shares. The maximum additional shares which may be issued will be 12,500,000 shares if Hantro’s net revenue for 2007 exceeds €9,000,000. Hantro’s net revenue for the fiscal year 2007 will be calculated based on the net revenue of Hantro and its subsidiary as if Hantro had continued post-closing on a stand-alone basis independent of On2. Further, all license, maintenance and support, and services revenue recognizable in fiscal year 2007 and associated with (a) all Hantro products based on Hantro’s RTL code, and all other H.264, VC1 and similar software licenses and royalty payments and (b) all Hantro products with which any of On2’s products are integrated (e.g., if VP6 is integrated with a Hantro product and the Hantro product is sold, the entire revenue amount of such sale) will be included in Hantro’s net revenue. For the nine-months ended September 30, 2007, Hantro’s net sales were €6,327,000. Hantro’s net sales for 2006 were €7,144,000. The number of shares issued in the share exchange, including the escrowed shares, will be reduced proportionately by the one-for-five reverse stock split that On2’s stockholders authorized its board of directors to implement in their discretion at On2’s 2007 annual meeting of stockholders held October 10, 2007, if such reverse split is effected.

There were no material relationships between On2 and Hantro or their respective affiliates outside of the share exchange transaction itself. Mr. Pekka Salanoja, who was previously designated by Nexit Ventures Oy, authorized representative of the Hantro security holders and elected as a director by On2’s stockholders at On2’s annual meeting, became a director of On2 when the Hantro acquisition was completed.

(14)	Subsequent Events

Sale of Common Stock

On October 17, 2007, the Company entered into an Underwriting Agreement with ThinkEquity Partners LLC and Merriman Curhan Ford & Co. (collectively, the “Underwriters”), pursuant to which the Company agreed to sell to the Underwriters, and the Underwriters agreed to purchase from the Company, in a firm commitment underwritten offering, 13,000,000 shares of the Company’s common stock at a purchase price of $1.00 per share. The Company also agreed to sell to the Underwriters up to an additional 1,950,000 shares of common stock at a purchase price of $1.00 per share at the option of the Underwriters to cover over-allotments, which option was required to be exercised within 30 days of the filing date of the Company’s prospectus covering the shares to be issued in the offering. The Company filed this prospectus with the Securities and Exchange on October 18, 2007 and sold common stock thereunder to the public through the Underwriters. The Company issued the 13,000,000 committed shares on October 23, 2007, and the Company issued these option shares on November 9, 2007 after the Underwriters exercised their option to purchase the additional 1,950,000 shares. On November 9, 2007, On2 completed the sale of the additional 1,950,000 which were subject to the Underwriter's over-allotment option. The 1,950,000 shares were sold for $0.94 per share (net of underwriting discounts), resulting in $1,833,000 proceeds to On2.

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

These statements are only predictions, and actual events or results may differ materially. The forward-looking statements are based on management’s beliefs and assumption using information available at the time. We cannot guarantee future results, levels of activity, performance or achievements. Factors that may cause actual results to differ are often presented with the forward-looking statements themselves. Additionally, other risks that may cause actual results to differ from predicted results are set forth in “Risk Factors That May Affect Future Operating Results" in the Company's Annual Report on Form 10-K for the year ended December 31, 2006, as amended and Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

Many of the forward-looking statements are subject to additional risks related to our need to either secure additional financing or to increase revenues to support our operations or business or technological factors. We believe that between the funds we have on hand and the funds we expect to generate, we have sufficient funds to finance our operations for the next 12 months. However, additional funds may be required in order to pursue strategic opportunities or for capital expenditures. In addition, there is no assurance that additional funds will not be required to support our operations. In this regard, the business and operations of the Company are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements contained in this Form 10-Q. In evaluating our business, you should give careful consideration to the information set forth below in the risk factors set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2006, as amended, and Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 in addition to the other information set forth herein.

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

We earn revenue chiefly through licensing our software and providing specialized software engineering and consulting services to customers. In addition to up-front license fees, we often require that customers pay us royalties in connection with their use of our software. The royalties may come in the form of either a fee for each unit of the customer’s products containing the relevant On2 software products that are sold or distributed or payments based on a percentage of the revenues that the customer earns from any of its products or services that use our software. Royalties may be subject to guaranteed minimum amounts and/or maximum amounts.

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

A primary factor that will be critical to our success is our ability to improve continually on our current video compression software, so that it streams the highest-quality video at the lowest transmission rates (bit rates). We believe that our video compression software is highly efficient, allowing customers to stream good quality video (compared with that of our competitors) at low bit rates and unsurpassed high-resolution video at high bit rates. As connection speeds increase, however, the advantage that our highly efficient software has over competing technology may decrease.

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

Under our agreements with certain customers, we have retained the right to market products that complement those customers’ applications. These arrangements allow us to take advantage of our customers’ superior ability to produce and market end-to-end video products, while offering those customers the benefit of having us produce technologically-advanced products that should contribute to the success of their applications. As with arrangements in which we receive royalties, the ability to market complementary products can yield revenues in excess of any initial, one-time license fee. In instances where we have licensed our products to well-known customers, our right to sell complementary products may be very valuable. But unlike royalties, which we receive automatically without any substantial additional effort on our part, the successful sale of complementary products requires that we effectively execute an end-user product development and marketing program. Until recently, we have generally produced software targeted at developers, who integrate our software into their products, and developing and marketing products aimed at end users is therefore a relatively new business for us.

We believe that we have adopted the licensing model most appropriate for a business of our size and expertise. However, a natural result of this licensing model is that the amount of revenue we generate is highly dependent on the success of our customers’ product deployments. In certain circumstances, we may decide to reduce the amount of up-front license fees and charge a higher per unit royalty. If the products of customers with whom we have established per unit royalty or revenue sharing relationships or for which we expect to market complementary products do not generate significant sales, these revenues may not attain significant levels. In addition, our agreements with our customers usually do not require that they use our technology exclusively, so it is possible that a customer may never implement our technology or may at some point choose to support competing technology on which we do not receive a royalty. Conversely, if one or more of such customers’ products are widely adopted, our revenues will likely be enhanced.

We are continuing to participate in the trend towards the proliferation of user generated video content on the web. As Internet use has grown worldwide and Internet connection speeds have increased, sites such as MySpace and YouTube, which allow visitors to create and view user generated content (“UGC”), have sprung up and seen their popularity soar. Although initially that UGC consisted primarily of text content and still photographs, the availability of relatively inexpensive digital video cameras, the growth in the number of users with broadband Internet connections and improvements in video compression technology have contributed to a rapid rise in consumer-created video content. Weblogs (blogs) and podcasts (broadcasts of audio content to iPod® and MP3 devices) have evolved to include video content. The continued proliferation of UGC video on the Internet and the popularity of Adobe® Flash® video on the web had a positive effect on our business and have given us the opportunity to license Flash encoding tools for use in video blogs, video podcasts or UGC sites, or to individual users of those services.

We have recently experienced an increase in interest by UGC site operators and device manufacturers to allow users to access UGC content by means of mobile devices, set-top boxes, and other devices. Many of the UGC sites use Flash 8 VP6 video, and while Flash 8 video is available on a vast number of PCs, it is just now beginning to become available on chip-based devices, such as mobile devices and set top boxes. We are therefore witnessing a twofold demand: to integrate Flash 8 video onto non-PC platforms and, until most devices can play Flash 8 content, to provide transcoding software that allows Flash 8 content to be decoded and re-encoded into a format that is supported on devices, such as the 3GPP standard. We are actively working to provide solutions for both of these demands and plan to continue to respond as necessary to the evolution and migration of Flash video.

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

Although we expect that competition from Microsoft, H.264 developers, and others will continue to intensify, we expect that our video compression technology will remain competitive and that our relatively small size will allow us to innovate in the video compression field and respond to emerging trends more quickly than monolithic organizations, such as Microsoft and the MPEG consortium which controls H.264. We also focus on developing relationships with customers who find it appealing to work with a smaller company that is not bound by complex and rigid standards-based licenses and fee structures and that is able to offer sophisticated custom engineering services.

Acquisition of Hantro Products

On November 1, 2007, the Company completed its previously announced acquisition of all of the share capital of Hantro Products Oy (“Hantro”), a Finnish corporation. Under the exchange agreement pursuant to which the acquisition was completed, Hantro’s security holders each exchanged all of the outstanding capital shares, and all outstanding options to purchase capital shares, that together constituted all of the equity ownership of Hantro. Accordingly, the Company acquired all of the issued and outstanding shares of capital stock of Hantro and all outstanding stock options of Hantro. In exchange, On2 paid at closing total consideration of $6,841,775 in cash and 25,438,817 shares of On2’s common stock. The number of shares issued was determined on the basis of the volume weighted average price of On2’s common stock during the 10 business days prior to the closing, with an upper limit of $2.50 per share and a lower limit of $1.50 per share. Because the closing share price as calculated pursuant to the foregoing formula was less than $1.50, On2 issued a set number of 25,438,817 shares, as specified in the share exchange agreement. The 25,438,817 shares so issued represent approximately 22% of On2’s outstanding common stock as of November 1, 2007. The number of shares issued at closing is subject to an adjustment based on the difference between Hantro’s actual closing net worth and a baseline of (€3,450,000). If the actual closing net worth is more than the baseline, On2 will pay the net worth surplus to the Hantro security holders by issuing On2’s shares of common stock in such number equal to the net worth surplus divided by the deemed closing share price of $1.50. If the actual closing net worth is less than the baseline, the Hantro security holders will pay the net worth deficiency by cash or by returning On2’s common stock to On2 in such number equal to the net worth deficiency divided by the deemed closing share price of $1.50.

Of the shares to be delivered to the Hantro security holders at the closing under the share exchange agreement, 2,000,000 shares were delivered into escrow for a period of one year from the closing date to secure the indemnification obligations of the Hantro security holders. These shares may be canceled if On2 makes a claim for indemnification in accordance with the applicable terms of the share exchange agreement and the claim is resolved in On2’s favor and monetary settlement is not made. At the end of the one-year period, the shares will be released from escrow and delivered to the Hantro security holders except for such portion having a value equal to the aggregate dollar amount of all the outstanding claims for indemnification unresolved at such time. Any dividends paid on the escrowed shares during the pendency of the escrow will be added to the property that the escrow agent holds and will be available for distribution under the escrow agreement.

In addition, under the share exchange agreement, On2 is obligated to issue additional shares of its common stock to the Hantro security holders if Hantro’s net revenue for the fiscal year 2007 exceeds €6,000,000. For example, if Hantro’s net revenue for fiscal 2007 is €6,000,000, no additional shares will be issued. If the net revenue for fiscal 2007 is €7,000,000, On2 will issue an additional 3,333,333 common shares. If the net revenue for fiscal 2007 is €8,000,000, On2 will issue an additional 7,500,000 common shares. The maximum additional shares which may be issued will be 12,500,000 shares if Hantro’s net revenue for 2007 exceeds €9,000,000. Hantro’s net revenue for the fiscal year 2007 will be calculated based on the net revenue of Hantro and its subsidiary as if Hantro had continued post-closing on a stand-alone basis independent of On2. Further, all license, maintenance and support, and services revenue recognizable in fiscal year 2007 and associated with (a) all Hantro products based on Hantro’s RTL code, and all other H.264, VC1 and similar software licenses and royalty payments and (b) all Hantro products with which any of On2’s products are integrated (e.g., if VP6 is integrated with a Hantro product and the Hantro product is sold, the entire revenue amount of such sale) will be included in Hantro’s net revenue. For the nine-months ended September 30, 2007, Hantro’s net sales were €6,327,000. Hantro’s net sales for 2006 were €7,144,000. Of the shares to be delivered to the Hantro security holders at the closing under the share exchange agreement, 2,000,000 shares were delivered into escrow for a period of one year from the closing date to secure the indemnification obligations of the Hantro security holders. These shares may be canceled if On2 makes a claim for indemnification in accordance with the applicable terms of the share exchange agreement and the claim is resolved in On2’s favor and monetary settlement is not made. At the end of the one-year period, the shares will be released from escrow and delivered to the Hantro security holders except for such portion having a value equal to the aggregate dollar amount of all the outstanding claims for indemnification unresolved at such time. Any dividends paid on the escrowed shares during the pendency of the escrow will be added to the property that the escrow agent holds and will be available for distribution under the escrow agreement.

The number of shares issued in the share exchange, including the escrowed shares, will be reduced proportionately by the one-for-five reverse stock split that On2’s stockholders authorized its board of directors to implement in their discretion at On2’s 2007 annual meeting of stockholders held October 10, 2007, if such reverse split is effected.

There were no material relationships between On2 and Hantro or their respective affiliates outside of the share exchange transaction itself. Mr. Pekka Salanoja, who was previously designated by Nexit Ventures Oy, authorized representative of the Hantro security holders and elected as a director by On2’s stockholders at On2’s annual meeting, became a director of On2 when the Hantro acquisition was completed.

Hantro develops technology for enabling multimedia in resource-limited environments such as battery operated mobile handsets. In addition to licensing hardware and software designs to its customers, Hantro also provides its customers with integration, customization and support services.

Founded in 1992, Hantro initially provided integrated circuit and system-on-chip design services to leading mobile handset manufacturers. In 1998, Hantro dedicated its resources and experience to developing technology that helps to make mobile video possible. Hantro provides both software and hardware technologies that enable Hantro to deliver a complete solution that is optimal for the target environment. Hantro’s ability to participate in the design process from application-specific integrated circuit design right up to the user interface, allows it to balance high chip performance with minimal CPU load and power consumption.

Delivering a compelling user experience is critical to the successful uptake of mobile video. Hantro therefore focuses significant resources to enable high quality video and to foster interoperability between devices.

Hantro offers the following products and services:

Core Modules	MPEG-4, H.263, H.264 / AVC and VC-1 hardware and software video codec designs supporting resolutions up to HD 720p (1280 x 720 pixels)
Hardware and software JPEG codecs supporting up to 16MP
AMR-NB and Enhanced aacPlus audio codecs
Pre and Post-processing technologies implemented in both software and hardware
File format and streaming components
Recorder and player application logic
Application	Mobile TV
Solutions	Camcorder
Player / Streamer
Professional	Architecture consultancy
Services	Customization services to integrate customer specific requirements
Integration services to port to operating system and device peripherals
On-site and telephone support
Maintenance and upgrades for Hantro’s technology

Currently employing over 90 staff, Hantro has a global sales network with satellite offices in Korea, Japan, Taiwan, Germany and the United States. Hantro’s headquarters and research and development teams are based in Oulu, Finland.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations are based on our unaudited consolidated financial statements that have been prepared under accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates. The unaudited condensed consolidated financial statements and the related notes thereto should be read in conjunction with the discussion of our critical accounting policies and our Form 10-K filed with the Securities and Exchange Commission on March 23, 2007, as amended. Our critical accounting policies and estimates are:

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

We recognize revenue in accordance with The American Institute of Certified Public Accountants, Statement of Position (“SOP 97-2”), “SOFTWARE REVENUE RECOGNITION” SOP 97-2, as amended by SOP 98-4, “DEFERRAL OF THE EFFECTIVE DATE OF SOP 97-2, SOFTWARE REVENUE RECOGNITION” and SOP 98-9, “MODIFICATION OF SOP 97-2 WITH RESPECT TO CERTAIN TRANSACTIONS” (“SOP 98-9”). Under each arrangement, revenues are recognized when a non-cancelable agreement has been signed and the customer acknowledges an unconditional obligation to pay, the products or applications have been delivered, there are no uncertainties surrounding customer acceptance, the fees are fixed and determinable, and collection is considered probable. Revenues recognized from multiple-element software arrangements are allocated to each element of the arrangement based on the fair values of the elements, such as product licenses, post-contract customer support, or training. The determination of the fair value is based on the vendor specific objective evidence available to us. If such evidence of the fair value of each element of the arrangement does not exist, we defer all revenue from the arrangement until such time that evidence of the fair value does exist or until all elements of the arrangement are delivered.

Our software licensing arrangements typically consist of two elements: a software license and post-contract customer support (“PCS”). We recognize license revenues based on the residual method after all elements other than PCS have been delivered as prescribed by SOP 98-9. We recognize PCS revenues over the term of the maintenance contract or on a “per usage” basis, whichever is stated in the contract. Vendor specific objective evidence of the fair value of PCS is determined by reference to the price the customer will have to pay for PCS when it is sold separately (i.e. the support fee renewal rate). Most of our license agreements offer additional PCS at a stated price. Revenue is recognized on a per copy basis for licensed software when each copy of the licensed software purchased by the customer or reseller is delivered. We do not allow returns, exchanges or price protection for sales of software licenses to our customers or resellers, and we do not allow our resellers to purchase software licenses under consignment arrangements.

When engineering and consulting services are sold together with a software license, the arrangement typically requires customization and integration of the software into a third party hardware platform. In these arrangements, we require the customer to pay a fixed fee for the engineering and consulting services and a licensing fee in the form of a per-unit royalty. We account for engineering and consulting arrangements in accordance with SOP 81-1, “ACCOUNTING FOR PERFORMANCE OF CONSTRUCTION TYPE AND CERTAIN PRODUCTION TYPE CONTRACTS. When reliable estimates are available for the costs and efforts necessary to complete the engineering or consulting services and those services do not include contractual milestones or other acceptance criteria, we recognize revenue under the percentage of completion contract method based upon input measures, such as hours. When such estimates are not available, we defer all revenue recognition until we have completed the contract and have no further obligations to the customer.

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

Equity-Based Compensation   The Company adopted the provisions of the Financial Accounting Standards Board (“FASB”), Statement of Financial Accounting Standard (“SFAS No. 123R”) effective January 1, 2006, using the modified prospective transition method. We recognize share-based compensation cost associated with awards subject to graded vesting in accordance with the accelerated method specified in FASB Interpretation No. 28 pursuant to which each vesting tranche is treated as a separate award. The compensation cost associated with each vesting tranche is recognized as expense evenly over the vesting period of that tranche. The significant assumptions used in calculating the compensation cost for the nine months ended September 30, 2007 are as follows: expected stock price volatility was 94%, expected life of the options was 5 years, risk free interest rate was 4.95% and the expected dividend yield was 0%.

Valuation of Goodwill, Intangible Assets and Other Long-Lived Assets. In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires goodwill and other intangible assets to be tested for impairment at least annually, and written off when impaired.

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

As of September 30, 2007, we believe that no such impairment has occurred for both goodwill and intangibles.

Results of Operations

Revenue. Revenue for the three months ended September 30, 2007 was $2,566,000 as compared to $1,703,000 for the three months ended September 30, 2006. Revenue for the nine months ended September 30, 2007 was $7,935,000 as compared to $4,455,000 for the nine months ended September 30, 2006. Revenue for the three and nine months ended September 30, 2007 and 2006 was derived primarily from the sale of software licenses, engineering and consulting services and royalties. The increase in revenue for the three and nine months ended September 30, 2007 is primarily attributed to increases in sales of our Flix products.

Operating Expenses. The Company's operating expenses consist of cost of revenue, research and development, sales and marketing, general and administrative expenses and equity based compensation. Operating expenses for the three months ended September 30, 2007 were $3,052,000 as compared to $2,290,000 for the three months ended September 30, 2006. Operating expenses were $8,370,000 for the nine months ended September 30, 2007 as compared to $7,738,000 for the nine months ended September 30, 2006.

Cost of Revenue. Cost of revenue includes personnel and consulting compensation costs, equity based compensation costs, related overhead expenses, fees paid for licensed technology, amortization of assets recorded in connection with the Flix acquisition and depreciation costs. Cost of revenue for the three months ended September 30, 2007 was $603,000 as compared to $529,000 for the three months ended September 30, 2006. Cost of revenues for the nine months ended September 30, 2007 was $1,415,000 as compared to $1,817,000 for the nine months ended September 30, 2006. The increase in expenses for the three months ended September 30, 2007 as compared with the three months ended September 30, 2006 is primarily due to an increase in the cost of third party software. The decrease in expenses for the nine months ended September 30, 2007 as compared with the nine months ended September 30, 2006 is primarily attributed to an increase in engineering efforts being focused on longer term development projects.

Research and Development. Research and development expenses, excluding equity-based compensation, consists primarily of salaries and related expenses and consulting fees associated with the development and production of our products and services, operating lease costs and depreciation costs. Research and development expenses for the three months ended September 30, 2007 were $445,000 as compared to $261,000 for the three months ended September 30, 2006. Research and development expenses for the nine months ended September 30, 2007 were $1,500,000 as compared to $700,000 for the nine months ended September 30, 2006. The increase of $184,000 for the three months and the increase of $800,000 for the nine months ended September 30, 2007 as compared with September 30, 2006 is primarily attributed to an increase in to engineering efforts being focused on longer term development projects.

Sales and Marketing. Sales and marketing expenses, excluding equity-based compensation, consist primarily of salaries and related overhead costs, commissions, business development costs, trade show costs, marketing and promotional costs incurred to create brand awareness and public relations expenses. Sales and marketing expenses for the three months ended September 30, 2007 were $676,000 as compared to $263,000 for the three months ended September 30, 2006. Sales and marketing expenses for the nine months ended September 30, 2007 were $1,886,000 as compared to $623,000 for the nine months ended September 30, 2006. The increases were primarily attributed to an increase in personnel in the sales and marketing area and increases in commissions.

General and Administrative. General and administrative expenses excluding equity-based compensation, consist primarily of salaries and related overhead costs for general corporate functions including finance, human resources, legal, information technology, facilities, outside legal and professional fees and insurance. General and administrative expenses for the three months ended September 30, 2007 were $1,146,000 as compared with $843,000 for the three months ended September 30, 2006. General and administrative expenses for the nine months ended September 30, 2007 were $3,085,000 as compared with $3,383,000 for the nine months ended September 30, 2006. The increase for the three months ended September 30, 2007 is primarily due to increases in legal and professional fees, consulting fees for compliance with Sarbanes-Oxley, Section 404, stock listing fees, salaries and related overhead. The decrease for the nine months ended September 30, 2007 is primarily attributable to a $717,000 decrease in legal fees that were incurred in 2006 in connection with the Company’s internal investigation into facts and circumstances concerning investor and other communications made by the Company’s former Chairman, Chief Executive Officer and President. This was partially offset by increases in salaries and related benefit costs, consulting services related to the Company’s compliance with Sarbanes-Oxley, Section 404 and professional fees associated with the Company’s proxy statement and annual report.

Equity-Based Compensation. Equity based compensation, which is presented separately, was $182,000 for the three months ended September 30, 2007 as compared with $394,000 for the three months ended September 30, 2006. Equity based compensation was $484,000 for the nine months ended September 30, 2007 as compared with $1,215,000 for the nine months ended September 30, 2006. The decrease for the three and nine months ended September 30, 2007 is primarily due to an increased number of option grants that have become fully amortized. Equity-based compensation of $48,000 and $45,000 is included in cost of revenue for the three months ended September 30, 2007 and 2006, respectively. Equity-based compensation of $63,000 and $154,000 is included in cost of revenue for the nine months ended September 30, 2007 and 2006, respectively.

Interest and Other Income (Expense), net.

Interest and other income (expense), net consists of other income/expense and interest income/expense.

Other income/expense consists primarily of the change in the fair value of the derivative liability, gains and losses on marketable securities and the fair value of the change in the derivative financial instrument. Interest income/expense consists primarily of interest paid for capital lease obligations and debt, amortization of debt discount and interest earned on the Company’s cash balances.

Interest and other income (expense), net was $121,000 and $(3,464,000) for the three and nine months ended September 30, 2007, respectively as compared with $(10,000) and $(36,000) for the three and nine months ended September 30, 2006, respectively. The decrease of $131,000 in interest and other expense, net, for the three months ended September 30, 2007 as compared with 2006, is primarily a result of the following:

•
For the three months ended September 30, 2007 there was an increase in interest income, net of $106,000 as a result of investing the Company’s idle cash and a decrease in other expense of $25,000 as a result of the elimination of the derivative financial instrument in the second quarter of 2007.

The increase of $3,428,000 in interest and other expense, net, for the nine months ended September 30, 2007 as compared with 2006, is primarily a result of the following:

•
For the nine months ended September 30, 2007 there was an increase in other expense, of $3,624,000 as a result the increase in the Company’s stock price which increased the derivative financial instrument. This was partially offset by a net increase in interest income net of $196,000.

At September 30, 2007, the Company had approximately 39 full-time employees. We expect to hire employees as necessary in order to attain our strategic objectives.

Liquidity and Capital Resources

At September 30, 2007, the Company had a cash balance of $9,634,000 as compared to $4,961,000 at December 31, 2006. At September 30, 2007, the Company had working capital of $10,141,000 as compared with $5,268,000 at December 31, 2006.

Net cash provided by (used in) operating activities was $357,000 and $(1,752,000) for the nine months ended September 30, 2007 and 2006, respectively. The increase in net cash provided by operating activities is primarily attributable to increases in accounts payable, accrued expenses and other liabilities, deferred revenue, depreciation and amortization and other expense recognized for warrant amendment and decreases in prepaid expenses and other current assets and other assets partially offset by decreases in equity based compensation and loss on marketable securities and increases in write off of fixed assets and accounts receivable.

Net cash (used in) provided by investing activities was $(1,919,000) and $21,000 for the nine months ended September 30, 2007 and 2006, respectively. The increase in net cash used in investing activities is primarily due to the increases in purchases of marketable securities, deferred acquisition costs, deferred financing costs and the purchases of fixed assets partially offset by an increase in the proceeds from the sale of marketable securities.

Net cash provided by financing activities was $6,241,000 and $2,364,000 for the nine months ended September 30, 2007 and 2006, respectively. The increase is attributable to an increase in proceeds received from the exercise of common stock options and warrants and the decrease in principal payments on capital leases partially offset by increases in principal payments on term loan, and on the purchase of treasury stock and by decreases in proceeds from the issuance of common stock and proceeds attributable to the derivative financial instrument.

On October 17, 2007, the Company entered into an Underwriting Agreement with ThinkEquity Partners LLC and Merriman Curhan Ford & Co. (collectively, the “Underwriters”), pursuant to which the Company agreed to sell to the Underwriters, and the Underwriters agreed to purchase from the Company, in a firm commitment underwritten offering, 13,000,000 shares of the Company’s common stock at a purchase price of $1.00 per share. The Company also agreed to sell to the Underwriters up to an additional 1,950,000 shares of common stock at the option of the Underwriters to cover over-allotments, which option must be exercised within 30 days of the filing date of the Company’s prospectus covering the shares to be issued in the offering. The Company filed this prospectus with the Securities and Exchange on October 18, 2007 and sold to the public through the Underwriters. The Company issued the committed shares on November 1, 2007; the option shares may be issued from time to time within four business days following the date when the Underwriters exercise their option to purchase these shares during the option period. On November 9, 2007, On2 completed the sale of the additional 1,950,000 which were subject to the Underwriter's over-allotment option. The 1,950,000 shares were sold for $0.94 per share (net of underwriting discounts), resulting in $1,833,000 proceeds to On2.

We currently have no material commitments for the next 12 months other than those under our operating lease arrangements. These arrangements consist primarily of lease arrangements for our office space in Clifton Park, New York, Tarrytown, New York and Cambridge, UK. The aggregate required payments for the next 12 months under these lease arrangements are $186,000. Notwithstanding the above, our most significant non-contractual operating costs for the next 12 months are compensation and benefit costs, insurance costs and general overhead costs such as telephone and utilities. During the next 12 months, we anticipate incurring approximately $800,000 per month in cash operating costs.

The Company believes that existing funds are sufficient to fund its operations through 2008. The Company plans to increase cash flows from operations principally from increases in revenue generated from its compression technology services and products. The Company may also pursue additional financings. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors That May Affect Future Operating Results” in the Company’s 10-K for the year ended December 31, 2006 (as amended).

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

On October 17, 2007, the Company entered into an Underwriting Agreement with ThinkEquity Partners LLC and Merriman Curhan Ford & Co. (collectively, the “Underwriters”), pursuant to which the Company agreed to sell to the Underwriters, and the Underwriters agreed to purchase from the Company, in a firm commitment underwritten offering, 13,000,000 shares of the Company’s common stock at a purchase price of $1.00 per share. The Company also agreed to sell to the Underwriters up to an additional 1,950,000 shares of common stock at a purchase price of $1.00 per share at the option of the Underwriters to cover over-allotments, which option was required to be exercised within 30 days of the filing date of the Company’s prospectus covering the shares to be issued in the offering. The Company filed this prospectus with the Securities and Exchange on October 18, 2007 and sold common stock thereunder to the public through the Underwriters. The Company issued the 13,000,000 committed shares on October 23, 2007, and the Company issued these option shares on November 9, 2007 after the Underwriters exercised their option to purchase the additional 1,950,000 shares. On November 9, 2007, On2 completed the sale of the additional 1,950,000 which were subject to the Underwriter's over-allotment option. The 1,950,000 shares were sold for $0.94 per share (net of underwriting discounts), resulting in $1,833,000 proceeds to On2.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors

Impact of Recently-Issued Accounting Pronouncements

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation requires that the Company recognize the impact of a tax position in its financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. In accordance with the provisions of FIN 48, any cumulative effect resulting from the change in accounting principle is to be recorded as an adjustment to the opening balance of accumulated deficit.

The Company performed an analysis of the limitations on the use of its net operating losses under Section 382 of the Internal Revenue Code. It was determined that on June 7, 2000, the Company experienced an ownership change to which Internal Revenue Code Section 382 applied. Of the current $87,827,000 in the Company’s United States, net operating loss carryforward, $33,800,000 was incurred prior to the June 7, 2000 change date. The annual Internal Revenue Code Section 382 limitation is $14,000,000. Based on this limitation, the Company believes the entire pre-change net operating loss was available for use by 2004. However, because the Company's ability to utilize these net operating losses is in doubt, the Company maintains a full valuation allowance against its total net operating loss carryforward.

As of January 1, 2007 and for the nine months ended September 30, 2007, no interest or penalties have been accrued or incurred for taxes. The Company files U.S. federal income tax returns, as well as filing various returns in states and applicable localities where it holds properties. The Company’s filed income tax returns are no longer subject to examination by taxing authorities for years before 2003.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements.  The Company is currently evaluating the impact of adopting SFAS 159 on its financial position and results of operations.

In September 2007, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company is currently evaluating the impact of adopting SFAS 157 on our financial position and results of operations.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Internal Investigation

On March 2, 2006, On2 filed a Form 8-K, which disclosed that it had voluntarily reported to the Securities and Exchange Commission (“SEC”) that On2 had undertaken an internal investigation into facts and circumstances concerning investor and other communications made by its former Chairman, Chief Executive Officer and President. On2 has completed its internal investigation, and, on May 5, 2006, the Company’s outside law firm submitted its final report to the Board of Directors. On2 subsequently delivered the report to the SEC and the American Stock Exchange ("AMEX") on May 9, 2006. To date, since delivery of the report, neither the SEC nor the AMEX has contacted On2 with respect to the investigation. The Company has agreed to work with the SEC and the AMEX in connection with any investigations conducted by them. The Company has not uncovered any evidence of financial impropriety, and thus the Company continues to believe that the investigation will have no effect on previously filed financial statements or lead to any restatement of reported financial results.

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

On2 Technologies, Inc.

Date: November 14, 2007	By:	/s/ ANTHONY PRINCIPE

Anthony Principe Senior Vice President and Chief Financial Officer (Principal Financial Officer)