Form 10-Q/A
period 2007-06-30
ON2 TECHNOLOGIES, INC.
filed 2008-06-27
CIK 1045280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐Yes     ☑ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☑ Yes     ☐ No

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

The number of shares of the Registrant’s Common Stock, par value $0.01 (“Common Stock”), outstanding, as of June 16, 2008, was 159,563,152 (this number does not include an additional 12,500,000 shares of the Registrant’s common stock that the Registrant is obligated to issue to the former shareholders of Hantro Products Oy, acquired by the Registrant in November 2007).

Explanatory Note

Except as otherwise stated or where the context requires otherwise, the words “On2,” “we,” “company,” “us” and “our” refer to On2 Technologies, Inc. and its consolidated subsidiaries.

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, originally filed on August 14, 2007, to restate our unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2007 and related disclosures. As announced in our Current Report on Form 8-K which we filed with the Securities and Exchange Commission on May 27, 2008, the Audit Committee of our Board of Directors determined on May 26, 2008 that these previously issued financial statements can no longer be relied upon and will be restated due to errors in those financial statements related to the Company’s recognition of revenue. The restatement arose from the independent review conducted by the Audit Committee of our Board of Directors concerning certain contracts with customers and the recognition of revenue that we had previously recognized in 2007 regarding those contracts. The Audit Committee reached its determination following the completion of its review of five of our sales accounts. The Audit Committee’s review commenced after the Audit Committee was informed by our management that certain documentation provided to us relating to two sales accounts for which revenue had been recognized in the third quarter of 2007 had been falsified. Management made this discovery during the preparation of our 2007 annual financial statements. The Audit Committee concluded, with respect to four accounts, including the two sales accounts previously mentioned, that we incorrectly recognized revenue of $185,000 for the second quarter of 2007 and $589,000 for third quarter of 2007. In addition, during the preparation of our 2007 annual financial statements and prior to discovery of the falsified documentation mentioned above, management determined that revenue of $42,000 had been incorrectly recognized in the third quarter of 2007. The revenue that was incorrectly recognized during these periods will be recognized on a cash basis when and if collected. As of the filing date of this report, only a portion of the amounts owed in connection with Account 4, defined below, has been collected.  When the Company filed its Current Report Form 8-K on May 27, 2008, the Audit Committee had also preliminarily determined to establish a bad debt reserve of $383,000 in the fourth quarter of 2007 for certain sales to a fifth account. Upon further examination of the facts and circumstances involved in sales to this account, we confirmed that sales had occurred to this account, that a reserve for $383,000 was required, but that the reserve should have been established in the third quarter, rather than the fourth quarter, of 2007. To establish that reserve we recorded a general charge to general and administrative expense of $383,000 which increased our net loss for the third quarter of 2007 by that amount (in addition to the $631,000 of revenue that was reversed in the period). The establishment of the reserve also resulted in a reduction in accounts receivable, net of allowance for doubtful accounts on our balance sheet at September 30, 2007, by the same amount.

The foregoing correction to our financial statements for the second quarter of 2007 increased our net loss by $185,000. The effect of the foregoing corrections to our financial statements for the third quarter of 2007 was to increase our net loss by $1,014,000.

In addition, to this amended quarterly report on Form 10-Q/A, we are also amending our quarterly reports on Form 10-Q for the quarter ended September 30, 2007, originally filed on November 14, 2007 to restate our unaudited condensed consolidated financial statements for that period. For more information on these matters, please refer to Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement of Consolidated Financial Statements and Item 4, Controls and Procedures, Part II, Item 1A, Risk Factors, as well as Note 3 to the accompanying unaudited condensed consolidated financial statements for additional information.

Audit Committee Review

On May 26, 2008, the Audit Committee determined that the financial statements in the Company’s Quarterly Reports on Form 10-Q for the three months ended June 30 and September 30, 2007, should no longer be relied upon. The Audit Committee reached this determination based on its review of the Company’s sales to five accounts and its conclusion that the Company’s revenue recognition as to four of those accounts did not comply with applicable accounting principles. One account of $300,000 ($280,000 for software and $20,000 for post-contract support), of which $280,000 was recognized in the third quarter of 2007, which represented approximately 10.9% of the previously-reported revenues for that quarter (“Account 1”); a second account of $320,000 ($300,000 for software and $20,000 for post-contract support), of which $300,000 was recognized in the third quarter of 2007, which represented approximately 11.7% of the previously-reported revenues for that quarter (“Account 2”); a third account of $150,000 ($125,000 for software and $25,000 for post-contract support), of which $125,000 was recognized in the second quarter of 2007, which represented approximately 4.9% of the previously-reported revenues for that quarter (“Account 3”); and a fourth account of $70,000 ($60,000 for software and $10,000 for post-contract support), of which $60,000 was recognized in the second quarter of 2007, which represented approximately 2.4% of the previously-reported revenues for that quarter (“Account 4”). With respect to the fifth account (“Account 5”) reviewed by the Audit Committee, the Company established a bad debt reserve in the third quarter of 2007 in the amount of $383,000, which reflects an estimate of the uncollectibility of certain revenues that had previously been recognized in the first three quarters in 2007. The Company is restating its previously issued financial statements for the three and six months ended June 30, 2007, in this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, to correct the incorrect recognition of revenue in the period relating to Account 3 and Account 4. The Company is also restating its previously issued financial statements for the three and nine months ended September 30, 2007, in Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, to correct the incorrect recognition of revenue in the period relating to Account 1 and Account 2, as well as the incorrect recognition in the period of additional $42,000 (because the Company did not have sufficient evidence to establish the creditworthiness of the customer), and the establishment of a bad debt reserve relating to Account 5.

Pursuant to American Institute of Certified Public Accountants’ Statement of Position (SOP) 97-2, Software Revenue Recognition (“SOP 97-2”) and Staff Accounting Bulletin No. 104 (“SAB 104”) one element of revenue recognition is consideration of whether the collectibility of sales revenue is reasonably assured (i.e., whether the purchaser is creditworthy with respect to that transaction). During the 2007 year-end audit process, management learned that the creditworthiness of Account 1 and Account 2, both of which were European customers, had been assessed, and approximately $580,000 in revenue had been recognized in the third quarter of 2007, based upon falsified documentation that the Company received. The Company learned of the falsified documentation when the sales representative (the “Sales Representative”) responsible for Accounts 1, 2 and 4; and who was also involved with Account 3; who was employed by a European outsourcing company that the Company initially retained in 2006 (and to whom the Company paid commissions in connection with Accounts 1, 2, 3 and 4, but whom we terminated in April 2008 as a result of this review) admitted to the Company’s Executive Vice-President, Legal and Business Affairs, to falsifying documentation purporting to establish the creditworthiness of Account 1. The documentation purporting to establish the creditworthiness of Account 2 was subsequently determined to be false, although the identity of the person or persons responsible for falsifying such documentation was not ascertained during the Audit Committee review.

After determining that the documentation purporting to support the creditworthiness of Accounts 1 and 2 was false, management informed the Audit Committee, which then commenced its review. The Audit Committee’s review focused exclusively on the following issues: (1) whether the false documentation identified with respect to Accounts 1 and 2 was limited to those accounts, or whether it affected other accounts that were either affiliated with the Sales Representative or were deemed by management to be material to the quarter in 2007 in which revenue for those accounts had been recognized (Accounts 3, 4 and 5); (2) whether the Sales Representative falsified documentation for his own financial benefit and/or at the direction, or with the knowledge, of management; and (3) whether information obtained during the review indicated that Accounts 1 and 2 were not legitimate transactions.

The Audit Committee conducted its review of Accounts 1 through 5 with the assistance of Latham & Watkins LLP and FTI Consulting, and with the support and cooperation of management and personnel. The review was conducted over a period of approximately six weeks, and included collection and review of more than two million pages of documents, as well as interviews of eight members of management and sales force teams in the United States and the Sales Representative in Europe.

With respect to Account 1, with which the Company had no previous business relationship, the Audit Committee found that the Company paid a sales commission to the European outsourcing company upon execution of the contract with Account 1, and that the Sales Representative received a commission from the outsourcing company in connection with Account 1, but found no evidence that the commission was affected by the Sales Representative’s falsification of documentation concerning the creditworthiness of Account 1. Although the Audit Committee found no evidence that the Sales Representative acted at the direction, or with the knowledge, of any member of management in falsifying documentation concerning the creditworthiness of Account 1, it found that the Sales Representative had been directed by senior management to obtain evidence of the creditworthiness of Account 1 so that revenue could be recognized in the third quarter of 2007. The Audit Committee also found that senior management did not adequately instruct the Sales Representative regarding (and the Company did not have a practice or policy regarding) the types of information that could be used in making a creditworthiness determination pursuant to the applicable revenue recognition accounting principles. In addition, the Audit Committee determined that, although sales revenue from Account 1 was recognized in the third quarter of 2007, evidence relating to creditworthiness was not obtained until the fourth quarter of 2007, however, prior to the filing of the third quarter Form 10-Q. The Audit Committee concluded that the sales revenue of $280,000 from Account 1, which was previously recognized in the third quarter of 2007, did not constitute a sale for which revenue could be recognized, and therefore no revenue should have been recognized in the third quarter of 2007 or any other period.

With respect to Account 2, with which the Company had no previous business relationship, the Audit Committee has been unable to determine the identity of the person or persons who falsified documentation concerning the creditworthiness of Account 2. Although the Audit Committee has found no evidence establishing that management directed or had knowledge of the falsification of any document, it has found that the Sales Representative had been directed by senior management to obtain evidence of the creditworthiness of Account 2 so that revenue could be recognized in the third quarter of 2007. The Audit Committee determined that, although sales revenue from Account 2 was recognized in the third quarter of 2007, evidence relating to creditworthiness was not obtained until the fourth quarter 2007, however, prior to the filing of the third quarter Form 10-Q. The Audit Committee also found that senior management did not adequately instruct the Sales Representative regarding (and the Company did not have a policy or practice regarding) the types of information that could be used in making a creditworthiness determination pursuant to the applicable revenue recognition accounting principles. The Audit Committee has concluded that the sales revenue of $300,000 from Account 2, which was previously recognized in the third quarter of 2007, did not constitute a sale for which revenue could be recognized, and therefore no revenue should have been recognized in the third quarter of 2007 or any other period. The revenue will be recognized on a cash basis when and if collected.

With respect to Accounts 3 and 4, with which the Company did not have previous business relationships, the Audit Committee did not find evidence of falsified documentation. The Audit Committee determined that the Company did not have sufficient evidence to establish the creditworthiness of Accounts 3 or 4 when it recognized $125,000 and $60,000, respectively, in revenue in the second quarter 2007, and that the Company did not have a practice or policy regarding the types of information that could be used in making such creditworthiness determinations. Neither Account 3 nor 4 has acknowledged its contract to the Company’s independent registered public accountants, and there is evidence that Account 3 disputes the terms of its contract with the Company. Account 3 has made no payments to the Company. Account 4 has paid a portion of its outstanding receivable, which is now current. The Audit Committee concluded that the sales revenue of $185,000 from Accounts 3 and 4 was untimely recognized in the second quarter of 2007. Account 3 was determined not to constitute a sale for which revenue could be recognized in any period. The $60,000 of revenue from Account 4 was reclassified to deferred revenue in the second quarter of 2007 and revenue will be recognized as the payments are received. The Company received payments of $8,000 in the fourth quarter of 2007 and $30,000 in the first quarter of 2008. The balance is not yet due. Additionally, the Company reversed $9,000 of support revenue associated with Accounts 3 and 4 in the third quarter of 2007.

With respect to Account 5, with which the Company had a prior business relationship, the Audit Committee did not find evidence of falsified documentation. The Audit Committee found that the creditworthiness of Account 5 was based on the past credit payment history with the Company. It also found that, when payments associated with Account 5 became past due in 2007, the Company continued selling to Account 5 without re-assessing its creditworthiness until September 2007, when the account was significantly past due. Further sales were suspended in the fourth quarter of 2007. The Audit Committee concurred with management’s recommendation that a bad debt reserve of $383,000 should be taken in the fourth quarter of 2007 in connection with its sales to Account 5. Upon further examination of the facts and circumstances involved in Account 5, the Company confirmed that sales had occurred to Account 5, that a reserve for $383,000 was required, but that the reserve should have been established in the third quarter, rather than the fourth quarter, of 2007. To establish that reserve, the Company recorded a general charge to general and administrative expense of $383,000, which increased the Company’s net loss for the third quarter of 2007 by that amount (in addition to the $631,000 of revenue that was reversed in the period). The establishment of the reserve also resulted in a reduction in accounts receivable, net of allowance for doubtful accounts on the Company’s balance sheet at September 30, 2007, by the same amount.

In addition, during the preparation of the Company’s 2007 annual financial statements and prior to discovery of the falsified documentation mentioned above, management determined that revenue of $42,000 had been incorrectly recognized in the third quarter of 2007 because of insufficient evidence to establish the creditworthiness of the customer.

Management also conducted a review of the Company’s sales to all accounts for which revenue was recognized in fiscal 2007, including the accounts of Hantro Products Oy, which the Company acquired in November 2007, for the purposes of determining that the criteria set forth in SOP 97-2 and SAB 104 were satisfied and that revenue was properly recognized for each account. Management concluded that, except for the accounts discussed above and the $42,000 that also was incorrectly recognized, the criteria set forth in SOP 97-2 and SAB 104 were satisfied and revenue was properly recognized for all of these accounts.

Identification of Material Weaknesses in Internal Control over Financial Reporting

As a result of the determination to restate the Company’s financial statements and in connection with the preparation of its Annual Report on Form 10-K for the year ended December 31, 2007, management identified three material weaknesses in the Company's disclosure controls and procedures and internal control over financial reporting and reported those to the Company's Audit Committee. Management identified a material weakness in the Company's procedures for recognizing revenue, specifically with respect to the Company's procedures for assessing whether collectibility is reasonably assured. This material weakness resulted in the incorrect recognition of revenue in the Company's financial statements for the second and third quarters of 2007. In addition, management identified a material weakness in the Company's control environment, specifically relating to the Company's tone at the top. This material weakness was evidenced by the control tone and control consciousness of the Company's former chief executive officer, resulting in the override and the possibility of override of controls or interference with the Company's policies, procedures and internal control over financial reporting. Management also identified a material weakness in the design and operation of the Company's procedures for determining the accuracy and completeness of the Company's estimate of allowance for doubtful accounts. This material weakness resulted in a misstatement of accounts receivable, net of allowance for doubtful accounts on the Company's balance sheet at the end of the third quarter of 2007 and an understatement of the Company's general and administrative expenses for the period.  Prior to the filing of this report, the Company has taken certain steps to remediate these material weaknesses and is in the process of finalizing a plan and timetable for the implementation of additional remediation measures to further address these material weaknesses. These material weaknesses and the remediation measures are further described below in Item 4 of this Form 10-Q/A.

For the convenience of the reader, this Form 10-Q/A restates the June 30, 2007 Form 10-Q in its entirety. Generally, no attempt has been made in this Form 10Q/A to modify or update other disclosures presented in the original report on Form 10-Q except as required to reflect the effects of the restatement. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q with the Securities and Exchange Commission on August 14, 2007. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q. The following items have been amended as a result of the restatement:

•	Part I, Item 1: Financial Information
•	Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
•	Part I, Item 4: Controls and Procedures
•	Part II, Item 1A: Risk Factors (solely to reflect this restatement)

In addition, in accordance with applicable SEC rules, this Form 10-Q/A includes updated certifications from our Interim Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2.

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ON2 TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(unaudited and as restated)
ASSETS
Current assets:
Cash and cash equivalents	$10,369,000	$4,961,000
Marketable securities, at market	96,000	154,000
Accounts receivable, net	2,127,000	1,335,000
Prepaid and other current assets	259,000	231,000
Total current assets	12,851,000	6,681,000

Acquired Software, net	367,000	467,000
Other Acquired Intangibles, net	85,000	108,000
Goodwill	244,000	244,000
Property and equipment, net	261,000	157,000
Deferred acquisition costs	1,107,000
Other assets	131,000	230,000
Total assets	$15,046,000	$7,887,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$343,000	$194,000
Accrued expenses	897,000	454,000
Deferred revenue	683,000	708,000
Term-loan	143,000	33,000
Capital lease obligation	21,000	24,000
Total current liabilities	2,087,000	1,413,000

Capital lease obligation, excluding current portion	23,000	29,000
Warrant derivative liability	—	2,329,000
Total liabilities	2,110,000	3,771,000

Commitments and contingencies

Series D redeemable convertible preferred stock	677,000	3,083,000

Stockholders’ equity:
Preferred stock	—	19,000
Common stock	1,161,000	1,012,000
Additional paid-in capital	139,452,000	124,554,000
Accumulated other comprehensive loss	(51,000)	(46,000)
Accumulated deficit	(128,303,000)	(124,506,000)
Total stockholders’ equity	12,259,000	1,033,000
Total liabilities and stockholders’ equity	$15,046,000	$7,887,000

See accompanying notes to unaudited condensed consolidated financial statements

ON2 TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2007 (as restated)	2006	2007 (as restated)	2006

Revenue	$2,369,000	$1,535,000	$5,184,000	$2,752,000

Operating expenses:
Cost of revenue (1)	389,000	705,000	812,000	1,288,000
Research and development (2)	562,000	214,000	1,055,000	439,000
Sales and marketing (2)	614,000	172,000	1,210,000	360,000
General and administrative (2)	980,000	1,280,000	1,939,000	2,540,000
Equity-based compensation:
Research and development	19,000	25,000	20,000	52,000
Sales and marketing	27,000	23,000	54,000	58,000
General and administrative	108,000	663,000	228,000	711,000
Total operating expenses	2,699,000	3,082,000	5,318,000	5,448,000

(Loss) income from operations	(330,000)	(1,547,000)	(134,000)	(2,696,000)

Interest and other income (expense), net	(2,672,000)	1,000	(3,585,000)	(26,000)

Loss before provision for income taxes	(3,002,000)	(1,546,000)	(3,719,000)	(2,722,000)

Provision for income taxes	(3,000)	(3,000)	(7,000)	(6,000)

Net loss	(3,005,000)	(1,549,000)	(3,726,000)	(2,728,000)

Convertible preferred stock 8% dividend expense	(18,000)	(73,000)	(71,000)	(146,000)

Net loss attributable to common shareholders	$(3,023,000)	$(1,622,000)	$(3,797,000)	$(2,874,000)

Basic and diluted net loss attributable to common shareholders per common share	$(0.03)	$(0.02)	$(0.04)	$(0.03)

Weighted average basic and diluted common shares outstanding:	111,752,000	95,530,000	107,698,000	94,232,000

(1)
Includes equity-based compensation of $14,000 and $15,000 for the three and six months ended June30, 2007. Includes equity-based compensation of $52,000 and $109,000 for the three and six months ended June 30, 2006.

(2)	Excludes equity-based compensation, which is presented separately.

See accompanying notes to unaudited condensed consolidated financial statements

ON2 TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended June 30,		Six Months Ended June 30,
	2007 (as restated)	2006	2007 (as restated)	2006

Net loss	$(3,005,000)	$(1,549,000)	$(3,726,000)	$(2,728,000)

Other comprehensive income (loss):

Foreign currency translation adjustment	(3,000)	(1,000)	(5,000)	(2,000)

Comprehensive loss	$(3,008,000)	$(1,550,000)	$(3,731,000)	$(2,730,000)

See accompanying notes to unaudited condensed consolidated financial statements

ON2 TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2007 (as restated)	2006
Cash flows from operating activities:

Net loss	$(3,726,000)	$(2,728,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity-based compensation	317,000	930,000
Charge recognized for warrant amendment	86,000
Depreciation and amortization	182,000	159,000
Amortization of debt discount		6,000
Unrealized loss on marketable securities		50,000
Insurance expense financed with term-loan	7,000
Realized loss on marketable securities	27,000
Change in fair value of warrant derivative liability	3,582,000
Changes in operating assets and liabilities:
Accounts receivable	(792,000)	(44,000)
Prepaid expenses and other assets	101,000	(13,000)
Accounts payable, accrued expenses and other liabilities	608,000	49,000
Deferred revenue	(25,000)	(77,000)
Net cash provided by (used in) operating activities	367,000	(1,668,000)

Cash flows from investing activities:

Purchase of marketable securities	(96,000)
Proceeds form the sale of marketable securities	127,000	75,000
Deferred acquisition costs	(1,107,000)
Purchases of property and equipment	(154,000)	(44,000)
Net (used in) cash provided by investing activities	(1,230,000)	31,000

Cash flows from financing activities:

Principal payments on capital lease obligations	(15,000)	(10,000)
Principal payments on term-loan	(33,000)
Purchase of treasury stock	(472,000)
Proceeds from term-loan, net of repayments		96,000
Proceeds from exercise of common stock options and warrants	6,796,000	353,000
Net cash provided by financing activities	6,276,000	439,000
Net change in cash and cash equivalents	5,413,000	(1,198,000)

Effect of exchange rate changes on cash and cash equivalents	(5,000)	(2,000)

Cash and cash equivalents, beginning of period	4,961,000	3,976,000
Cash and cash equivalents, end of period	$10,369,000	$2,776,000

ON2 TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Supplemental disclosure of cash flow information and non-cash investing and financing activities:

	Six Months Ended June 30,
	2007 (as restated)	2006

Cash paid during the period for:
Interest	$3,000	$2,000
Taxes	$8,000	$8,000
Conversion of debentures into shares of common stock		$250,000
Conversion of preferred stock into shares of common stock	$2,425,000	$175,000
Decrease in accrued dividend on Series D Preferred Stock	$16,000	$3,000
Stock issued to Wildform pursuant to the Support and Services Agreement		$258,000
Common stock issued for dividends on Series D Preferred Stock	$81,000	$149,000
Write off of warrant derivative liability	$5,911,000
Prepaid insurance financed with term-loan	$143,000
Acquisition of fixed assets under capital lease	$6,000
Deferred financing costs charged to paid-in-capital on exercise of warrants	$106,000
Cashless exercises of stock options and warrants	$959,000
Retirement of treasury stock	$1,431,000

See accompanying notes to unaudited condensed consolidated financial statements

ON2 TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of On2 Technologies, Inc.

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

(3)	Restatement

On2 has restated its unaudited condensed consolidated financial statements for the three and six months ended June 30, 2007 to eliminate revenue when the criteria for revenue recognition under American Institute of Certified Public Accountants’ Statement of Position (SOP) 97-2, Software Revenue Recognition (“SOP 97-2”) was not met. The impact of the restatement in this report is to decrease revenues in the second quarter of 2007 by $185,000.

The restatement arose from the independent review conducted by the Audit Committee of the Company’s Board of Directors concerning certain contracts with customers and the recognition of revenue that the Company had previously recognized in 2007 regarding those contracts. The Audit Committee reached its determination following the completion of its review of five of the Company’s sales accounts. The Audit Committee’s review commenced after the Audit Committee was informed by the Company’s management that certain documentation provided to the Company relating to two sales accounts for which revenue had been recognized in the third quarter of 2007 had been falsified. Management made this discovery during the preparation of the Company’s 2007 annual financial statements. The Audit Committee concluded, with respect to four accounts, including the two sales accounts previously mentioned, that the Company incorrectly recognized revenue of $185,000 for the second quarter of 2007 and $589,000 for the third quarter of 2007. In addition, during the preparation of the Company’s 2007 annual financial statements and prior to discovery of the falsified documentation mentioned above, management determined that revenue of $42,000 had been incorrectly recognized in the third quarter of 2007 because the Company did not have sufficient evidence to establish the creditworthiness of the customer. The revenue that was incorrectly recognized during these periods will be recognized on a cash basis when and if collected. As of the filing date of this report, only a portion of the amounts owed in connection with Account 4, defined below, has been collected. When the Company filed its Current Report Form 8-K on May 27, 2008, the Audit Committee had also preliminarily determined to establish a bad debt reserve of $383,000 in the fourth quarter of 2007 for certain sales to a fifth account. Upon further examination of the facts and circumstances involved in sales to this account, the Company confirmed that sales had occurred to this account, that a reserve for $383,000 was required, but that the reserve should have been established in the third quarter, rather than the fourth quarter, of 2007. To establish that reserve the Company recorded a general charge to general and administrative expense of $383,000 which increased the Company’s net loss for the third quarter of 2007 by that amount. The establishment of the reserve also resulted in a reduction in accounts receivable, net of allowance for doubtful accounts on the Company’s balance sheet at September 30, 2007, by the same amount.

The foregoing correction to the Company’s financial statements for the second quarter of 2007 increased the Company’s net loss by $185,000. The effect of the foregoing corrections to the Company’s financial statements for the third quarter of 2007 was to increase the Company’s net loss by $1,014,000.

Financial information included in the reports on Form 10-Q and Form 8-K filed by the Company and all earnings press releases and similar communications issued by the Company for the period ended on June 30, 2007 should not be relied upon and are superseded in their entirety by the information contained in this amended Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2007.

Audit Committee Review

On May 26, 2008, the Audit Committee determined that the financial statements in the Company’s Quarterly Reports on Form 10-Q for the three months ended June 30 and September 30, 2007, should no longer be relied upon. The Audit Committee reached this determination based on its review of the Company’s sales to five accounts and its conclusion that the Company’s revenue recognition as to four of those accounts did not comply with applicable accounting principles. One account of $300,000 ($280,000 for software and $20,000 for post-contract support), of which $280,000 was recognized in the third quarter of 2007, which represented approximately 10.9% of the previously-reported revenues for that quarter (“Account 1”); a second account of $320,000 ($300,000 for software and $20,000 for post-contract support), of which $300,000 was recognized in the third quarter of 2007, which represented approximately 11.7% of the previously-reported revenues for that quarter (“Account 2”); a third account of $150,000 ($125,000 for software and $25,000 for post-contract support), of which $125,000 was recognized in the second quarter of 2007, which represented approximately 4.9% of the previously-reported revenues for that quarter (“Account 3”); and a fourth account of $70,000 ($60,000 for software and $10,000 for post-contract support), of which $60,000 was recognized in the second quarter of 2007, which represented approximately 2.4% of the previously-reported revenues for that quarter (“Account 4”). With respect to the fifth account (“Account 5”) reviewed by the Audit Committee, the Company established a bad debt reserve in the third quarter of 2007 in the amount of $383,000, which reflects an estimate of the uncollectibility of certain revenues that had previously been recognized in the first three quarters in 2007. The Company is restating its previously issued financial statements for the three and six months ended June 30, 2007, in this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, to correct the incorrect recognition of revenue in the period relating to Account 3 and Account 4. The Company is also restating its previously issued financial statements for the three and nine months ended September 30, 2007, in Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, to correct the incorrect recognition of revenue in the period relating to Account 1 and Account 2, as well as the incorrect recognition in the period of additional $42,000 (because the Company did not have sufficient evidence to establish the creditworthiness of the customer), and the establishment of a bad debt reserve relating to Account 5.

Pursuant to American Institute of Certified Public Accountants’ Statement of Position (SOP) 97-2, Software Revenue Recognition (“SOP 97-2”) and Staff Accounting Bulletin No. 104 (“SAB 104”) one element of revenue recognition is consideration of whether the collectibility of sales revenue is reasonably assured (i.e., whether the purchaser is creditworthy with respect to that transaction). During the 2007 year-end audit process, management learned that the creditworthiness of Account 1 and Account 2, both of which were European customers, had been assessed, and approximately $580,000 in revenue had been recognized in the third quarter of 2007, based upon falsified documentation that the Company received. The Company learned of the falsified documentation when the sales representative (the “Sales Representative”) responsible for Accounts 1, 2 and 4; and who was also involved with Account 3; who was employed by a European outsourcing company that the Company initially retained in 2006 (and to whom the Company paid commissions in connection with Accounts 1, 2, 3 and 4, but whom we terminated in April 2008 as a result of this review) admitted to the Company’s Executive Vice-President, Legal and Business Affairs, to falsifying documentation purporting to establish the creditworthiness of Account 1. The documentation purporting to establish the creditworthiness of Account 2 was subsequently determined to be false, although the identity of the person or persons responsible for falsifying such documentation was not ascertained during the Audit Committee review.

After determining that the documentation purporting to support the creditworthiness of Accounts 1 and 2 was false, management informed the Audit Committee, which then commenced its review. The Audit Committee’s review focused exclusively on the following issues: (1) whether the false documentation identified with respect to Accounts 1 and 2 was limited to those accounts, or whether it affected other accounts that were either affiliated with the Sales Representative or were deemed by management to be material to the quarter in 2007 in which revenue for those accounts had been recognized (Accounts 3, 4 and 5); (2) whether the Sales Representative falsified documentation for his own financial benefit and/or at the direction, or with the knowledge, of management; and (3) whether information obtained during the review indicated that Accounts 1 and 2 were not legitimate transactions.

The Audit Committee conducted its review of Accounts 1 through 5 with the assistance of Latham & Watkins LLP and FTI Consulting, and with the support and cooperation of management and personnel. The review was conducted over a period of approximately six weeks, and included collection and review of more than two million pages of documents, as well as interviews of eight members of management and sales force teams in the United States and the Sales Representative in Europe.

With respect to Account 1, with which the Company had no previous business relationship, the Audit Committee found that the Company paid a sales commission to the European outsourcing company upon execution of the contract with Account 1, and that the Sales Representative received a commission from the outsourcing company in connection with Account 1, but found no evidence that the commission was affected by the Sales Representative’s falsification of documentation concerning the creditworthiness of Account 1. Although the Audit Committee found no evidence that the Sales Representative acted at the direction, or with the knowledge, of any member of management in falsifying documentation concerning the creditworthiness of Account 1, it found that the Sales Representative had been directed by senior management to obtain evidence of the creditworthiness of Account 1 so that revenue could be recognized in the third quarter of 2007. The Audit Committee also found that senior management did not adequately instruct the Sales Representative regarding (and the Company did not have a practice or policy regarding) the types of information that could be used in making a creditworthiness determination pursuant to the applicable revenue recognition accounting principles. In addition, the Audit Committee determined that, although sales revenue from Account 1 was recognized in the third quarter of 2007, evidence relating to creditworthiness was not obtained until the fourth quarter of 2007, however, prior to the filing of the third quarter Form 10-Q. The Audit Committee concluded that the sales revenue of $280,000 from Account 1, which was previously recognized in the third quarter of 2007, did not constitute a sale for which revenue could be recognized, and therefore no revenue should have been recognized in the third quarter of 2007 or any other period.

With respect to Account 2, with which the Company had no previous business relationship, the Audit Committee has been unable to determine the identity of the person or persons who falsified documentation concerning the creditworthiness of Account 2. Although the Audit Committee has found no evidence establishing that management directed or had knowledge of the falsification of any document, it has found that the Sales Representative had been directed by senior management to obtain evidence of the creditworthiness of Account 2 so that revenue could be recognized in the third quarter of 2007. The Audit Committee determined that, although sales revenue from Account 2 was recognized in the third quarter of 2007, evidence relating to creditworthiness was not obtained until the fourth quarter 2007, however, prior to the filing of the third quarter Form 10-Q. The Audit Committee also found that senior management did not adequately instruct the Sales Representative regarding (and the Company did not have a policy or practice regarding) the types of information that could be used in making a creditworthiness determination pursuant to the applicable revenue recognition accounting principles. The Audit Committee has concluded that the sales revenue of $300,000 from Account 2, which was previously recognized in the third quarter of 2007, did not constitute a sale for which revenue could be recognized, and therefore no revenue should have been recognized in the third quarter of 2007 or any other period. The revenue will be recognized on a cash basis when and if collected.

With respect to Accounts 3 and 4, with which the Company did not have previous business relationships, the Audit Committee did not find evidence of falsified documentation. The Audit Committee determined that the Company did not have sufficient evidence to establish the creditworthiness of Accounts 3 or 4 when it recognized $125,000 and $60,000, respectively, in revenue in the second quarter 2007, and that the Company did not have a practice or policy regarding the types of information that could be used in making such creditworthiness determinations. Neither Account 3 nor 4 has acknowledged its contract to the Company’s independent registered public accountants, and there is evidence that Account 3 disputes the terms of its contract with the Company. Account 3 has made no payments to the Company. Account 4 has paid a portion of its outstanding receivable, which is now current. The Audit Committee concluded that the sales revenue of $185,000 from Accounts 3 and 4 was untimely recognized in the second quarter of 2007. Account 3 was determined not to constitute a sale for which revenue could be recognized in any period. The $60,000 of revenue from Account 4 was reclassified to deferred revenue in the second quarter of 2007 and revenue will be recognized as the payments are received. The Company received payments of $8,000 in the fourth quarter of 2007 and $30,000 in the first quarter of 2008. The balance is not yet due. Additionally, the Company reversed $9,000 of support revenue associated with Accounts 3 and 4 in the third quarter of 2007.

With respect to Account 5, with which the Company had a prior business relationship, the Audit Committee did not find evidence of falsified documentation. The Audit Committee found that the creditworthiness of Account 5 was based on the past credit payment history with the Company. It also found that, when payments associated with Account 5 became past due in 2007, the Company continued selling to Account 5 without re-assessing its creditworthiness until September 2007, when the account was significantly past due. Further sales were suspended in the fourth quarter of 2007. The Audit

Committee concurred with management’s recommendation that a bad debt reserve of $383,000 should be taken in the fourth quarter of 2007 in connection with its sales to Account 5. Upon further examination of the facts and circumstances involved in Account 5, the Company confirmed that sales had occurred to Account 5, that a reserve for $383,000 was required, but that the reserve should have been established in the third quarter, rather than the fourth quarter, of 2007.  To establish that reserve, the Company recorded a general charge to general and administrative expense of $383,000, which increased the Company’s net loss for the third quarter of 2007 by that amount (in addition to the $631,000 of revenue that was reversed in the period).  The establishment of the reserve also resulted in a reduction in accounts receivable, net of allowance for doubtful accounts on the Company’s balance sheet at September 30, 2007, by the same amount.

In addition, during the preparation of the Company’s 2007 annual financial statements and prior to discovery of the falsified documentation mentioned above, management determined that revenue of $42,000 had been incorrectly recognized in the third quarter of 2007 because of insufficient evidence to establish the creditworthiness of the customer.

Management also conducted a review of the Company’s sales to all accounts for which revenue was recognized in fiscal 2007, including the accounts of Hantro, which the Company acquired in November 2007, for the purposes of determining that the criteria set forth in SOP 97-2 and SAB 104 were satisfied and that revenue was properly recognized for each account. Management concluded that, except for the accounts discussed above and the $42,000 that also was incorrectly recognized, the criteria set forth in SOP 97-2 and SAB 104 were satisfied and revenue was properly recognized for all of these accounts.

Identification of Material Weaknesses in Internal Control over Financial Reporting

As a result of the determination to restate the Company’s financial statements and in connection with the preparation of its Annual Report on Form 10-K for the year ended December 31, 2007, management identified three material weaknesses in the Company’s disclosure controls and procedures and internal control over financial reporting and reported those to the Company’s Audit Committee. Management identified a material weakness in the Company’s procedures for recognizing revenue, specifically with respect to the Company’s procedures for assessing whether collectibility is reasonably assured. This material weakness resulted in the incorrect recognition of revenue in the Company’s financial statements for the second and third quarters of 2007. In addition, management identified a material weakness in the Company’s control environment, specifically relating to the Company’s tone at the top. This material weakness was evidenced by the control tone and control consciousness of the Company’s former chief executive officer, resulting in the override and the possibility of override of controls or interference with the Company’s policies, procedures and internal control over financial reporting. Management also identified a material weakness in the design and operation of the Company’s procedures for determining the accuracy and completeness of the Company’s estimate of allowance for doubtful accounts. This material weakness resulted in a misstatement of accounts receivable, net of allowance for doubtful accounts on the Company’s balance sheet at the end of the third quarter of 2007 and an understatement of the Company’s general and administrative expenses for the period. Prior to the filing of this report, the Company has taken certain steps to remediate these material weaknesses and is in the process of finalizing a plan and timetable for the implementation of additional remediation measures to further address these material weaknesses. These material weaknesses and the remediation measures are further described below in Item 4 of this Form 10-Q/A.

Restatement Adjustments

The following tables present the effects of the restatement adjustments on the following financial information as of June 30, 2007 and for the three and six month periods ended June 30, 2007:

Consolidated Balance Sheet:

June 30, 2007	As Previously Reported	Adjustments	As Adjusted

Accounts receivable, net	$2,277,000	$(150,000)	$2,127,000
Total Assets	$15,196,000	$(150,000)	$15,046,000
Deferred revenue	$648,000	$35,000	$683,000
Accumulated deficit	$(128,118,000)	$(185,000)	$(128,303,000)
Stockholders’ Equity	$12,444,000	$(185,000)	12,259,000

Consolidated Statement of Operations:

Three Months Ended June 30, 2007	As Previously Reported	Adjustments	As Adjusted

Revenue	$2,554,000	$(185,000)	$2,369,000
Loss from operations	$(145,000)	$(185,000)	$(330,000)
Net loss	$(2,820,000)	$(185,000)	$(3,005,000)
Net loss attributable to common shareholders	$(2,838,000)	$(185,000)	$(3,023,000)
Basic and diluted net loss attributable to common shareholders per common share	$(0.03)	-	$(0.03)

Six Months Ended June 30, 2007	As Previously Reported	Adjustments	As Adjusted

Revenue	$5,369,000	$(185,000)	$5,184,000
Income (loss) from operations	$51,000	$(185,000)	$(134,000)
Net loss	$(3,541,000)	$(185,000)	$(3,726,000)
Net loss attributable to common shareholders	$(3,612,000)	$(185,000)	$(3,797,000)
Basic and diluted net loss attributable to common shareholders per common share	$(0.03)	$(0.01)	$(0.04)

(4)	Recently Issued Accounting Pronouncements

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

(5)	Stock-Based Compensation

The following table summarizes the activity of the Company’s stock options for the six months ended June 30, 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Number of shares under option:

Outstanding at January 1, 2007	9,497,000	$1.07
Granted	10,000	2.04
Exercised	(3,625,000)	0.69
Canceled or expired	(3,000)	0.98
Outstanding at June 30, 2007	5,879,000	$1.32	6.65	$12,193,000

Vested and expected to vest at June 30, 2007	5,843,000	$1.29	6.28	$12,118,000

Exercisable at June 30, 2007	5,237,000	$1.36	6.38	$10,836,000

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

(6)	Marketable Securities

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

(7)	Deferred Acquisition Costs

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

(8)	Term-loan

During June 2007 the Company renewed its Directors and Officers Liability Insurance and financed the $143,000 premium with a nine-month term loan that carries an effective annual interest rate of 8%.

(9)	Warrant Derivative Liability

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

(10)	Series D Redeemable Convertible Preferred Stock

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

(11)	Warrants

During the six months ended June 30, 2007 5,487,000 warrants were exercised and the Company received proceeds of $5,471,000.

(12)	Common Stock

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

(13)	Treasury Stock

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

(14)	Customer Concentration

For the three months ended June 30, 2007, there was one customer that accounted for 10% or more of the Company’s revenue and for the six months ended June 30, 2007 there were no customers that accounted for 10% or greater of revenue. For the three months ended June 30, 2006, four customers accounted for 16%, 13%, 13% and 10% of revenue and for the six months ended June 30, 2006, one customer accounted for 16% of revenue.

(15)	Pending Acquisition of Hantro Products Oy

On May 21, 2007, we entered into a definitive agreement with Nexit Ventures Oy, as the authorized representative of the holders of all outstanding equity securities (including outstanding share options) of Hantro Products Oy, a corporation organized under the laws of Finland ("Hantro") to acquire all outstanding equity securities of Hantro. Under the terms of the agreement, which has been approved by the boards of directors of both the Company and Hantro, at the closing the Company will pay $6,841,775 in cash and issue shares of the Company's common stock, par value $.01 per share, directly to the Hantro securityholders. Based on the closing price of the Company's common stock on August 10, 2007, the shares to be issued to the Hantro securityholders at the closing prior to adjustment would represent approximately 18% of the Company's currently outstanding common stock, after giving effect to the Hantro share exchange. Upon completion of the share exchange, Hantro and its subsidiary will become wholly-owned subsidiaries of the Company. The number of shares to be issued will be determined at the closing of the share exchange based on the volume-weighted average price of the Company's common stock for the 10 trading days prior to the closing (the "Closing Share Price"). A portion of the shares payable at the closing will be held in escrow for a period of one year. The number of shares issued at the closing to the Hantro security holders is subject to adjustment based on Hantro’s stockholders’ equity as of the closing date.

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

The Share Exchange Agreement provides that the Hantro securityholders may become entitled to receive additional consideration of up to 12,500,000 additional shares of the Company's common stock (the “Contingent Consideration”) if Hantro’s net revenue for 2007 exceeds targets of €6,000,000 and

€7,500,000. The full 12,500,000 additional shares will be issued if Hantro’s 2007 net revenue exceeds €9,000,000. Based on the closing price of the Company’s common stock on August 10, 2007, the Contingent Consideration, if fully issued, would represent an additional approximately 8.8% of the Company's currently outstanding common stock, after giving effect to the Hantro share exchange.

The acquisition, which is expected to close in Fall 2007, is subject to customary closing conditions, including approval by the stockholders of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results  of Operations (As Restated).

Forward-Looking Statements

This document contains forward-looking statements concerning our expectations, plans, objectives, future financial performance and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In most cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “would,” “can”, “could,” “should,” “expect,” “foresee,” “plan,” “anticipate,” “assume,” “believe,” “estimate,” “predict,” “potential,” “objective,” “forecast,” “goal” or “continue,” the negative of such terms, their cognates, or other comparable terminology. Forward-looking statements include statements with respect to:

•	future revenues, income taxes, net income per diluted share, acquisition costs and related amortization, and other measures of results of operations;

•	the effects of acquiring Hantro;

•	the effects of the restatement of our financial statements for the quarters ended June 30, 2007 and September 30, 2007;

•	the detection of wrongdoing or improper activities not identified by the Audit Committee’s review;

•	difficulties in controlling expenses, including the costs of the Audit Committee review, legal compliance matters or internal control over financial reporting review, improvement and remediation;

•	risks associated with the delisting of the Company’s shares of common stock from the American Stock Exchange;

•	risks associated with the ineffectiveness of the Company’s internal control over financial reporting and our ability to remediate material weaknesses;

•	the financial performance and growth of our business, including future international growth;

•	our financial position and the availability of resources;

•	future competition; and

•	the degree of seasonality in our revenue.

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

Restatement of Financial Statements

On April 1, 2008, the Company announced the Audit Committee was conducting an independent review of certain contracts with customers and the recognition of revenue that the Company had previously recognized in 2007 regarding those contracts. Upon concluding its investigation and after consultation with and upon the recommendation of management and the Company’s independent registered accounting firm, the Audit Committee determined that revenue for certain of our customer contracts was recognized earlier than it should have been and that the financial statements for the affected periods should be restated. On May 27, 2008, the Company announced that the Audit Committee had determined that our previously issued financial statements for the interim periods contained in the quarterly reports on Form 10-Q filed with respect to each of the quarterly periods ended June 30 and September 30, 2007 should not be relied upon and would be restated. When the Company filed its Current Report Form 8-K on May 27, 2008, the Audit Committee had also preliminarily determined to establish a bad debt reserve of $383,000 in the fourth quarter of 2007 for certain sales to one of the sales accounts reviewed. Upon further examination of the facts and circumstances involved in sales to this account, the Company confirmed that sales had occurred to this account, that a reserve for $383,000 was required, but that the reserve should have been established in the third quarter, rather than the fourth quarter, of 2007.

The Company is filing simultaneously this amendment and an amendment to the Quarterly Report for the fiscal quarter ended September 30, 2007 to restate the financial statements and related disclosures therein.

The discussion and analysis set forth in this Item 2 has been amended to reflect the restatement as described in the Explanatory Note at the beginning of this Quarterly Report on Form 10-Q/A. The amount by which the Company has reduced revenues for the three and six months ended June 30, 2007 is $185,000. The foregoing correction to our financial statements for the second quarter of 2007 increased our net loss by $185,000. The effect of the foregoing corrections to the Company’s financial statements for the third quarter of 2007 was to increase its net loss by $1,014,000.

The Company has incurred legal and accounting and other costs related to the Audit Committee review and restatement of its financial statements described above of approximately $1,530,000, as of May 30, 2008, of which approximately $373,000 was expensed the first quarter of 2008 and an additional $1,157,000 will be expensed in the second quarter of 2008. These costs are expensed in the period in which the legal, accounting and other services are provided and are recorded as general and administrative expenses. These costs will have a material adverse effect on the Company’s net loss for the period in which they are expensed and on the Company’s liquidity for the period in which they are paid. The Company anticipates that it will incur additional legal, accounting and other fees related to the Audit Committee review and restatement. The Company also will incur other fees and costs related to the execution of the remediation plan adopted by the Company after the conclusion of the Audit Committee review.  At this time, the Company cannot estimate the amount of additional legal, accounting and other fees and costs that may be incurred in the second quarter of 2008 and beyond to execute this remediation plan. The Company believes it continues to have sufficient cash and other resources available to meet working capital and other needs that might arise over the next twelve months.

Pending Acquisition of Hantro Products Oy

On May 21, 2007, we entered into a definitive agreement with Nexit Ventures Oy, as the authorized representative of the holders of all outstanding equity securities (including outstanding share options) of Hantro Products Oy, a corporation organized under the laws of Finland (“Hantro”) to acquire all outstanding equity securities of Hantro. Under the terms of the agreement, which has been approved by the boards of directors of both the Company and Hantro, at the closing the Company will pay $6,841,775 in cash and issue shares of the Company's common stock, par value $.01 per share, directly to the Hantro securityholders. Based on the closing price of the Company's common stock on August 10, 2007, the shares to be issued to the Hantro securityholders at the closing prior to adjustment would represent approximately 18% of the Company's currently outstanding common stock, after giving effect to the Hantro share exchange. Upon completion of the share exchange, Hantro and its subsidiary will become wholly-owned subsidiaries of the Company. The number of shares to be issued will be determined at the closing of the share exchange based on the volume-weighted average price of the Company's common stock for the 10 trading days prior to the closing (the "Closing Share Price"). A portion of the shares payable at the closing will be held in escrow for a period of one year. The number of shares issued at the closing to the Hantro securityholders is subject to adjustment based on Hantro's stockholders' equity as of the closing date.

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

We recognize revenue in accordance with SOP 97-2, “SOFTWARE REVENUE RECOGNITION” (“SOP 97-2”), as amended by SOP 98-4, “DEFERRAL OF THE EFFECTIVE DATE OF SOP 97-2, SOFTWARE REVENUE RECOGNITION” and SOP 98-9, “MODIFICATION OF SOP 97-2 WITH RESPECT TO CERTAIN TRANSACTIONS” (“SOP 98-9”) and Staff Accounting Bulletin No. 104 (“SAB 104”). Under each arrangement, revenues are recognized when a non-cancelable agreement has been signed and the customer acknowledges an unconditional obligation to pay, the products or applications have been delivered, there are no uncertainties surrounding customer acceptance, the fees are fixed and determinable, and collection is reasonably assured. Revenues recognized from multiple-element software arrangements are allocated to each element of the arrangement based on the fair values of the elements, such as product licenses, post-contract customer support, or training. The determination of the fair value is based on the vendor specific objective evidence available to us. If such evidence of the fair value of each element of the arrangement does not exist, we defer all revenue from the arrangement until such time that evidence of the fair value does exist or until all elements of the arrangement are delivered.

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

Results of Operations

Revenue.

Revenue for the three months ended June 30, 2007 (as restated) was $2,369,000 as compared with $1,535,000 for the three months ended June 30, 2006. Revenue for the six months ended June 30, 2007 (as restated) was $5,184,000 as compared with $2,752,000 for the six months ended June 30, 2006. Revenue for the three and six months ended June 30, 2007 and 2006 was derived primarily from the sale of software licenses and engineering and consulting services. The increase in revenue for both the three and six months ended June 30, 2007 is primarily attributed to increases in sales of our Flix and Adobe® Flash® related products.

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

At June 30, 2007, we had cash and cash equivalents of $10,369,000 as compared to $4,961,000 at December 31, 2006. At June 30, 2007 (restated), the Company had working capital of $10,764,000 as compared with $5,268,000 at December 31, 2006.

Net cash provided by (used in) operating activities was $367,000 and $(1,668,000) for the six months ended June 30, 2007 (restated) and 2006, respectively. Although the Company had a larger net loss, the decrease in net cash used in operating activities is primarily related to a charge recorded for the increase in the warrant derivative liability and the change in accounts payable partially offset by the changes in accounts receivable and deferred revenue.

Net cash (used in) provided by investing activities was $(1,230,000) and $31,000 for the six months ended June 30, 2007 (restated) and 2006, respectively. The increase of net cash used in investing activities for the six months ended June 30, 2007 is primarily a result of an increase in deferred acquisition costs associated with the pending Hantro acquisition, the purchase of marketable securities and fixed assets partially offset by an increase in proceeds from the sale of marketable securities.

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

We have incurred legal and accounting and other costs related to the Audit Committee review and restatement of our financial statements described above of approximately $1,530,000, as of May 30, 2008, of which approximately $373,000 was expensed the first quarter of 2008 and an additional $1,157,000 will be expensed in the second quarter of 2008.  These costs are expensed in the period in which the legal, accounting and other services are provided and are recorded as general and administrative expenses. These costs will have a material adverse effect on our net loss for the period in which they are expensed and on our liquidity for the period in which they are paid. We anticipate that we will incur additional legal, accounting and other fees related to the Audit Committee review and restatement. We also will incur other fees and costs related to the execution of the remediation plan adopted by us after the conclusion of the Audit Committee review.  At this time, we cannot estimate the amount of additional legal, accounting and other fees and costs that may be incurred in the second quarter of 2008 and beyond to execute this remediation plan. The Company believes it continues to have sufficient cash and other resources available to meet working capital and other needs that might arise over the next twelve months.

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

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our management had previously concluded that our disclosure controls and procedures were effective as of June 30, 2007. However, in connection with the restatements of the Company’s consolidated financial statements for the second and third quarters of 2007, as fully described in the Explanatory Note of this Amendment, our management re-evaluated, under the supervision and with the participation of our Interim Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007. The term "disclosure controls and procedures," as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed in the reports that the company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As described below, three material weaknesses were identified in our internal control over financial reporting. The Public Company Accounting Oversight Board’s Auditing Standard No. 5 defines a material weakness as a deficiency, or combination of deficiencies, that result in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based on the re-evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our Interim Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2007, and as of the date of this filing, our disclosure controls and procedures were not effective because of the following material weaknesses in our internal control over financial reporting that existed as of that date:

•	Revenue recognition procedures - Our controls were not adequate to ensure that revenue was properly recognized when it was earned. Pursuant to American Institute of Certified Public

Accountants’ Statement of Position (SOP) 97-2, Software Revenue Recognition (“SOP 97-2”) and Staff Accounting Bulletin No. 104 (“SAB 104”) one element of revenue recognition is consideration of whether the collectibility of sales revenue is reasonably assured (i.e., whether the purchaser is creditworthy with respect to that transaction). We did not maintain effective procedures for the consideration of the probability that revenue is collectible. This control deficiency resulted in our incorrect recognition of revenue in our financial statements for the second and third quarters of 2007.

•
Control environment - We did not maintain an effective control environment, specifically relating to our tone at the top. This material weakness was evidenced by the control tone and control consciousness of our former Chief Executive Officer and resulted in the override and the possibility of override of controls or interference with our policies, procedures and internal control over financial reporting.

•
Allowance for Doubtful Account Procedures - Effective controls were not designed and in place to ensure that an appropriate analysis of receivables from customers was conducted, reviewed, approved and documented in order to identify and estimate required allowances for doubtful accounts in accordance with generally accepted accounting principles. This material weakness resulted in a misstatement of accounts receivable, net of allowance for doubtful accounts on our balance sheet at the end of the third quarter of 2007 and an understatement of our general and administrative expenses for the period.

In light of this conclusion, management conducted a review of our sales to all accounts for which revenue was recognized in fiscal 2007, including the accounts of Hantro, which we acquired in November 2007, for the purposes of determining that the criteria set forth in SOP 97-2 and SAB 104 was satisfied and that revenue was properly recognized for each account. Management concluded that, except for the accounts discussed above and the $42,000 that also was incorrectly recognized, the criteria set forth in SOP 97-2 and SAB 104 was satisfied and revenue was properly recognized for all of these accounts.

(b)	Changes in Internal Controls

Management had previously reported that there was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2007, that materially affected, or was reasonably likely to materially affect, our internal control over financial reporting. However, in connection with the restatements of our consolidated financial statements for the second and third quarters of 2007, as fully described in the Explanatory Note of this Amendment, management determined that the material weaknesses described above existed as of June 30, 2007. As a result, we have taken certain steps, discussed below, and we are in the process of finalizing a plan and timetable for the implementation of additional remediation measures to further address these material weaknesses, also discussed below, and we anticipate that material changes will be effected in our internal control over financial reporting subsequent to the period covered by this report to remediate these material weaknesses.

Remediation Initiatives

In response to the identified material weaknesses, our management, with oversight from the Audit Committee, has taken certain actions related to their remediation. These actions have involved meetings among (i) our Chief Financial Officer, EVP, Legal and Business Affairs (and now Interim Chief Executive Officer and Chief Operating Officer) and certain members of our accounting staff and (ii) our Chief Financial Officer, EVP, Legal and Business Affairs (and now Interim Chief Executive Officer and Chief Operating Officer) and the Audit Committee. Representatives of our independent registered public accountants and our consultant on Sarbanes-Oxley compliance attended certain of these meetings. Due to the connection between our former Chief Executive Officer and the material weakness that we identified in our control environment, he has had limited involvement in our remediation actions. Prior to the filing of this report, we have taken certain steps to remediate these material weaknesses and are in the process of finalizing a plan and timetable for the implementation of additional remediation measures. As we continue to work to finalize our plan to improve our internal control over financial reporting, we may determine to take additional remediation measures or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described below.

From a control environment and tone at the top perspective, we have, prior to the filing of this report, taken the following remedial steps: (i) our Board of Directors sought and obtained the resignation of our former Chief Executive Officer, Bill Joll, from all positions with us and our subsidiaries, including as an officer, employee and director, on June 11, 2008 (he will remain with us as an advisor to the chief executive officer until September 30, 2008 to effect a smooth transition of customer relationships and business development opportunities); (ii) on June 10, 2008, our Board of Directors elected Matthew Frost, our EVP, Legal and Business Affairs, as Interim Chief Executive Officer effective upon Mr. Joll’s resignation and on June 11, 2008 elected Mr. Frost our Chief Operating Officer as well; and (iii) we have segregated the duties of our accounting personnel from our non-accounting personnel other than those whose involvement in accounting-related matters is specifically authorized. At the time of the filing of this report, we anticipate that we will implement the following additional remediation measures with respect to this material weakness as soon as reasonably practicable: (i) establishing an independent third party ethics hotline so that employees can anonymously report violations of our Code of Ethics and other employee concerns, and educating employees about the hotline process; and (ii) revising our Code of Ethics to emphasize the importance of adherence to our policies and procedures relating to accounting and financial reporting and internal control of financial reporting and the availability of the ethics hotline for the reporting of violations of our Code of Ethics and other employee concerns.

The remedial steps we have taken prior to the filing of this report to address the material weakness in our revenue recognition procedures, specifically our procedures for assessing whether the collectibility of revenue is reasonably assured prior to recognition, are as follows: (i) we have revised the process that we and our operating subsidiary will follow in assessing whether the collectibilty of revenue is reasonably assured, as well as in determining that the other requirements for recognizing revenue have been met, so that this assessment occurs at the outset of the arrangement and is thereafter reviewed and confirmed in connection with our period end closing and financial statement preparation process; (ii) we have revised, formalized and expanded the documentation of the procedures we and our operating subsidiary will follow with respect to assessing reasonable assuredness of collectibility, as well as determining that the other requirements for recognizing revenue have been met; including, specifically, enhancing and documenting our policy with respect to the types of information that can be used in establishing creditworthiness; and (iii) we have added a position to our accounting staff and will fill this position as soon as possible. We also terminated the firm with which the sales agent who provided us falsified documents was affiliated. In addition, in the first quarter of 2008, we added a certified public accountant to our accounting and financial reporting staff. The addition of trained staff will both provide additional assistance in the accounting department and should allow other members of the accounting staff to devote additional time to responsibilities connected with financial reporting.

With respect to addressing the material weakness in the design and operation of our procedures for estimating our allowance for doubtful accounts, prior to the filing of this report, we have enhanced, formalized and documented our procedures for analyzing our accounts receivable from customers so that we can appropriately estimate the collectibility of receivables at the end of a period based on aging categories and information related to collection efforts and formalized and documented timely review of that information, and sign off on the recommended allowance for doubtful accounts, by senior management.

At the time of the filing of this report, we anticipate that we will implement the following additional remediation measures as soon as reasonably practicable: (i) continued improvement to the documentation of the procedures we and our operating subsidiary will follow with respect to determining that the requirements for recognizing revenue have been met; (ii) Company-wide training (led by our Chief Financial Officer, with the assistance of our consultant on Sarbanes-Oxley compliance, our legal personnel and other accounting and financial reporting staff, as appropriate) to enhance awareness and understanding of standards and principles for accounting and financial reporting and internal control of financial reporting; and (iii) improve the processes and procedures around the completion and review of quarterly management representation letters The training we plan to implement will deal specifically with revenue recognition requirements and requirements related to accounts receivable and allowance for doubtful accounts and will include appropriate programs for senior management to emphasize the importance of accounting and financial reporting integrity. This training will address all of the material weaknesses we have identified.

The Audit Committee has directed management to develop a detailed plan and timetable for the implementation of the foregoing remedial measures (to the extent not already completed) and will monitor their implementation. In addition, under the direction of the Audit Committee, management will continue to review and make necessary changes to the overall design of our internal control environment, as well as policies and procedures to improve the overall effectiveness of internal control over financial reporting. Our plan to remediate the material weaknesses in our internal control over financial reporting will be finalized and implemented as soon as reasonably practicable. We will continue to use external consultants to review our procedures and assist us in testing the effectiveness in our procedures on an on-going basis.

We believe that the steps we have heretofore taken have significantly improved our internal control over financial reporting. We are committed to remediating our material weaknesses and intend that, when finalized and fully implemented, our remediation measures will address the identified material weaknesses and will strengthen our overall internal control over financial reporting as well. We are committed to continuing to improve our internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.

Remediation generally requires making changes to how controls are designed and then adhering to those changes for a sufficient period of time such that the effectiveness of those changes is demonstrated with an appropriate amount of consistency. We believe that we have made significant improvements in our internal control over financial reporting and are committed to remediating our material weaknesses.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

2006 Internal Investigation

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

Under those agreements, On2 licensed the source code to its video compression (codec) technology to Beijing E-World for use in Beijing E-World’s video disk (EVD) and high definition television (HDTV) products as well as for other non-EVD/HDTV products. We believe that the license agreements impose a number of obligations on Beijing E-World, including the requirements that:

•	Beijing E-World pay to On2 certain minimum quarterly payments; and

•	Beijing E-World use best reasonable efforts to have On2’s video codec “ported” to (i.e., integrated with) a chip to be used in EVD players.

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

Item 1A Risk Factors.

In addition to those risks described in On2’s Annual Report on Form 10-K filed March 23, 2007, as amended April 30, 2007, May 10, 2007 and October 10, 2007, there are certain additional risks relating to the identification of material weaknesses in our internal control over financial reporting and our restatement of financial statements for the quarters ended June 30, 2007and September 30, 2007. These risks include the following:

In May 2008, our management identified three material weaknesses in our internal control over financial reporting and, as a result, has concluded that our disclosure controls and procedures were ineffective as of June 30, 2007 and September 30, 2007 and our internal control over financial reporting and our disclosure controls and procedures were ineffective as of December31, 2007.

As described in “Part II — Item 4. Controls and Procedures” of this report, in May 2008, we identified three material weaknesses in our internal control over financial reporting as a result of which our Interim CEO and CFO concluded that our disclosure controls and procedures were ineffective as of June 30, 2007, due to the conditions that led to the identification of the material weaknesses. These material weaknesses were identified by management during its assessment of the effectiveness of the Company’s internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 in connection with the preparation of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. As a result of these material weaknesses, our Interim CEO and CFO also concluded that our internal control over financial reporting and our disclosure controls and procedures were ineffective as of December31, 2007, due to the conditions that led to the identification of the material weaknesses. Prior to the filing of this report, we have taken certain steps to remediate these material weaknesses and are in the process of finalizing, and will present to the Audit Committee, a final plan and timetable for the implementation of remediation measures to further address these material weaknesses. The Audit Committee intends to monitor such implementation. Although we anticipate that these actions will remediate the material weaknesses we have identified and strengthen our internal control over financial reporting, we cannot assure that the finalized measures that we implement will effectively address such material weaknesses.

In addition, we or our independent auditors may identify further material weaknesses or significant deficiencies in the future. If a material weakness exists as of a future period year-end (including a material weakness identified prior to year-end for which there is an insufficient period of time to evaluate and confirm the effectiveness of the corrections or related new procedures), our management will be unable to report favorably as of such future period year-end to the effectiveness of our internal control over financial reporting. If we are unable to assert that our internal control over financial reporting is effective in any future period, or if we continue to experience material weaknesses in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price and potentially subject us to litigation.

Remedying the currently existing material weaknesses, as well as any additional significant deficiencies or material weaknesses that we or our independent auditors may identify in the future, may require us to incur significant costs and expend significant time and management resources.   If we fail to timely remedy any current or additional material weaknesses or significant deficiencies that we or our auditors may identify, we may be unable to comply with our periodic reporting requirements, accurately report our financial results, detect fraud or comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 all of which could result in a loss of investor confidence in the accuracy, timeliness and completeness of our financial reports. In addition, we can give no assurance that our independent auditors will agree with our management’s assessment of the effectiveness of our internal control over financial reporting at that time. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our common stock could decline significantly, we may be unable to obtain additional financing to operate and expand our business, and our business and financial condition could be harmed.

We experienced additional risks and costs as a result of the restatement of our financial statements.

As a result of the restatement of our financial statements for the quarters ended June 30, 2007 and September 30, 2007, we have become subject to a number of additional risks and uncertainties, including substantial unanticipated costs for accounting and legal fees in connection with or related to the restatement. It is possible that we will become involved in proceedings in the future in relation to these restatements. In connection with such potential proceedings, any incurred expenses not covered by available insurance or any adverse resolution could have a material adverse effect on us. Any such proceedings could be time consuming and distract our management from the conduct of our business. In addition, the restatement was time-consuming and required us to incur significant incremental expenses and affected management’s attention and resources. Further, the measures being implemented to strengthen our internal control over financial reporting continue to require and will likely require in the future greater management time, company resource and outside professional resources to implement and monitor.

Our success depends upon the continuing service and capabilities of our management team. The failure to retain existing management could have a material adverse effect on our business.

Our success will be dependent on our continued ability to attract, retain and motivate highly skilled employees. On June 11, 2008, Bill Joll resigned as our CEO and as a member of our Board of Directors. During his service as our CEO, Mr. Joll had established relationships with many of our customers the disruption of which, as a result of his resignation, could adversely affect our business. On June 10, 2008, the Board of Directors appointed Matthew Frost, our EVP, Legal and Business Affairs, to serve as Interim Chief Executive Officer upon the resignation of Mr. Joll and on June 11, 2008 appointed him Chief Operating Officer as well. Mr. Joll will remain with us as an advisor to the chief executive officer until September 30, 2008 to effect a smooth transition of customer relationships and business development opportunities. The Board of Directors is currently conducting a search for a permanent CEO. Leadership transitions can be inherently difficult to manage and may cause disruption to our business or further turnover in our workforce or management team. The loss of services of one or more other members of senior management, or the inability to attract a qualified permanent CEO, would likely have a material adverse effect on our business. We are not protected by any key-man or similar life insurance for any of our executive officers.

In addition to those risks described in On2’s Annual Report on Form 10-K filed March 23, 2007, as amended April 30, 2007, May 10, 2007 and October 10, 2007, there are certain additional risks relating to On2’s proposed share exchange transaction pursuant to which On2 intends to acquire Hantro Products Oy. These risks include the following:

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

•
demonstrating to customers of On2 and Hantro that the business combination will not result in adverse changes to the ability of the combined company to address the needs of customers, or the loss of attention or business focus;

•	coordinating and integrating independent research and development teams across technologies and product platforms to enhance product development while reducing costs;

•	combining product offerings;

•	consolidating and integrating corporate, information technology, finance, and administrative infrastructures;

•	coordinating sales and marketing efforts to effectively position the capabilities of the combined company and the direction of product development; and

•	minimizing the diversion of management attention from important business objectives.

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

Each of On2 and Hantro derive a substantial portion of their revenue from sales of products shipped to locations outside of the United States. In addition, On2 and Hantro manufacture a significant portion of their products outside of the United States and will be dependent on non-U.S. suppliers for many parts and services. The combined company may also pursue growth opportunities in sales, design and manufacturing outside of the United States. Operations outside of the United States are subject to a number of risks and potential costs that could adversely affect revenue and results of operations, including:

•	political, social and economic instability;

•	fluctuations in currency exchange rates;

•	exposure to different legal standards, particularly with respect to intellectual property;

•	natural disasters and public health emergencies;

•	nationalization of business and blocking of cash flows;

•	trade and travel restrictions;

•	imposition of governmental controls and restrictions;

•	burdens of complying with a variety of foreign laws;

•	import and export license requirements and restrictions;

•	unexpected changes in regulatory requirements;

•	foreign technical standards;

•	difficulties in staffing and managing international operations;

•	international trade disputes;

•	difficulties in collecting receivables from foreign entities or delayed revenue recognition; and

•	potentially adverse tax consequences.

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

Public companies in the United States are required to review their internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will achieve its stated goal under all potential future conditions, regardless of how remote.

There can be no assurance that the integration of On2 and Hantro, and their respective internal control systems and procedures, will not result in or lead to a future material weakness in the combined company’s internal controls, or that the combined company or its independent registered public accounting firm will not identify a material weakness in its internal controls in the future. A material weakness in internal control over financial reporting would require management and the combined company’s independent public accounting firm to evaluate their internal controls as ineffective. If internal control over financial reporting are not considered adequate, On2 may experience a loss of public confidence, which could have an adverse effect on its business and stock price.

The combined company may need to obtain additional cash to operate its business and to be able to execute its business plan.

Since its inception, On2 has incurred significant losses and negative cash flow from operations, and as of June 30, 2007, On2 had an accumulated deficit of approximately $128 million. On June 30, 2007,

On2 had cash reserves of approximately $10.4 million. Since its inception, Hantro has also incurred significant losses and negative cash flow from operations. As of June 30, 2007, Hantro had cash reserves of approximately $96,000. On2 plans to raise an additional $20 million of cash from sales of its equity securities prior to the closing under the Share Exchange Agreement.

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

Fluctuations in the market price of common stock may adversely affect On2’s access to capital and financing, and its ability to attract and retain qualified personnel. Historically, On2’s common stock price has fluctuated widely, with a 52-week range as of August 9, 2007 of $0.74 to $3.99. On2 expects fluctuations to continue in the future for a number of reasons, including:

•	quarterly variations in its operating results;

•	competitive announcements;

•	the operating and stock price performance of other companies that investors may deem comparable to On2;

•	news relating to trends in its markets; and

•	changes in financial estimates by securities analysts or failure to meet analyst estimates.

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

Item 6. Exhibits and Reports on Form 8-K.

31.1	Certification by the Interim Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

On2 Technologies, Inc.
June 27, 2008	(Registrant)
(Date)
(Signature) Anthony Principe Senior Vice President and Chief Financial Officer (Principal Financial Officer)