Form 10-Q/A
period 2007-09-30
ON2 TECHNOLOGIES, INC.
filed 2008-06-27
CIK 1045280

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐ Yes     ☑ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).          ☑ Yes    ☐ No

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

The number of shares of the Registrant’s Common Stock, par value $0.01 (“Common Stock”), outstanding as of June 16, 2008, was 159,563,152 (this number does not include an additional 12,500,000 shares of the Registrant’s common stock that the Registrant is obligated to issue to the former shareholders of Hantro Products Oy, acquired by the Registrant in November 2007).

Explanatory Note

Except as otherwise stated or where the context requires otherwise, the words “On2,” “we,” “company,” “us” and “our” refer to On2 Technologies, Inc. and its consolidated subsidiaries.

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, originally filed on November 14, 2007, to restate our unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2007 and related disclosures. As announced in our Current Report on Form 8-K which we filed with the Securities and Exchange Commission on May 27, 2008, the Audit Committee of our Board of Directors determined on May 26, 2008 that these previously issued financial statements can no longer be relied upon and will be restated due to errors in those financial statements related to the Company’s recognition of revenue. The restatement arose from the independent review conducted by the Audit Committee of our Board of Directors concerning certain contracts with customers and the recognition of revenue that we had previously recognized in 2007 regarding those contracts. The Audit Committee reached its determination following the completion of its review of five of our sales accounts. The Audit Committee’s review commenced after the Audit Committee was informed by our management that certain documentation provided to us relating to two sales accounts for which revenue had been recognized in the third quarter of 2007 had been falsified. Management made this discovery during the preparation of our 2007 annual financial statements. The Audit Committee concluded, with respect to four of the accounts, including the two sales accounts previously mentioned, that we incorrectly recognized revenue of $185,000 for the second quarter of 2007 and $589,000 for third quarter of 2007. In addition, during the preparation of our 2007 annual financial statements and prior to discovery of the falsified documentation mentioned above, management determined that revenue of $42,000 had been incorrectly recognized in the third quarter of 2007. The revenue that was incorrectly recognized during these periods will be recognized on a cash basis when and if collected. As of the filing date of this report, only a portion of the amounts owed in connection with Account 4, defined below, has been collected. When the Company filed its Current Report Form 8-K on May 27, 2008, the Audit Committee had also preliminarily determined to establish a bad debt reserve of $383,000 in the fourth quarter of 2007 for certain sales to a fifth account. Upon further examination of the facts and circumstances involved in sales to this account, we confirmed that sales had occurred to this account, that a reserve for $383,000 was required, but that the reserve should have been established in the third quarter, rather than the fourth quarter, of 2007. To establish that reserve we recorded a general charge to general and administrative expense of $383,000 which increased our net loss for the third quarter of 2007 by that amount (in addition to the $631,000 of revenue that was reversed in the period). The establishment of the reserve also resulted in a reduction in accounts receivable, net of allowance for doubtful accounts on our balance sheet at September 30, 2007, by the same amount.

The foregoing correction to our financial statements for the second quarter of 2007 increased our net loss by $185,000. The effect of the foregoing corrections to our financial statements for the third quarter of 2007 was to increase our net loss by $1,014,000.

In addition to this amended quarterly report on Form 10-Q/A, we are also amending our quarterly reports on Form 10-Q for the quarter ended June 30, 2007, originally filed on August 14, 2007 to restate our unaudited condensed consolidated financial statements for that period. For more information on these matters, please refer to Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement of Consolidated Financial Statements and Item 4, Controls and Procedures, Part II, Item 1A, Risk Factors, as well as Note 3 to the accompanying unaudited condensed consolidated financial statements for additional information.

Audit Committee Review

On May 26, 2008, the Audit Committee determined that the financial statements in the Company’s Quarterly Reports on Form 10-Q for the three months ended June 30 and September 30, 2007, should no longer be relied upon. The Audit Committee reached this determination based on its review of the Company’s sales to five accounts and its conclusion that the Company’s revenue recognition as to four of those accounts did not comply with applicable accounting principles. One account of $300,000 ($280,000 for software and $20,000 for post-contract support), of which $280,000 was recognized in the third quarter of 2007, which represented approximately 10.9% of the previously-reported revenues for that quarter (“Account 1”); a second account of $320,000 ($300,000 for software and $20,000 for post-contract support), of which $300,000 was recognized in the third quarter of 2007, which represented approximately 11.7% of the previously-reported revenues for that quarter (“Account 2”); a third account of $150,000 ($125,000 for software and $25,000 for post-contract support), of which $125,000 was recognized in the second quarter of 2007, which represented approximately 4.9% of the previously-reported revenues for that quarter (“Account 3”); and a fourth account of $70,000 ($60,000 for software and $10,000 for post-contract support), of which $60,000 was recognized in the second quarter of 2007, which represented approximately 2.4% of the previously-reported revenues for that quarter (“Account 4”). With respect to the fifth account (“Account 5”) reviewed by the Audit Committee, the Company established a bad debt reserve in the third quarter of 2007 in the amount of $383,000, which reflects an estimate of the uncollectibility of certain revenues that had previously been recognized in the first three quarters in 2007. The Company is restating its previously issued financial statements for the three and nine months ended September 30, 2007 in this Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, to correct the incorrect recognition of revenue in the period relating to Account 1 and Account 2, as well as the incorrect recognition in the period of additional $42,000 (because the Company did not have sufficient evidence to establish the creditworthiness of the customer) and the establishment of a bad debt reserve related to Account 5. The Company has also restated its previously issued financial statements for the three and six months ended June 30, 2007 in Amendment No. 1 to its Quarterly Report on Form 10-Q for quarterly period ended June 30, 2007, to correct the incorrect recognition of revenue in the period relating to Account 3 and Account 4. The restatements herein of the Company’s previously issued financial statements for the three and nine months ended September 30, 2007, reflect the restatement of the Company’s financial statements for three and six months ended June 30, 2007.

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

The Audit Committee conducted its review of Accounts 1 through 5 with the assistance of Latham & Watkins LLP and FTI Consulting, and with the support and cooperation of management and personnel. The review was conducted over a period of approximately six weeks, and included collection and review of more than two million pages of documents, as well as interviews of eight members of the Company's management and sales force teams in the United States and the Sales Representative in Europe.

With respect to Account 1, with which the Company had no previous business relationship, the Audit Committee found that the Company paid a sales commission to the European outsourcing company upon execution of the contract with Account 1, and that the Sales Representative received a commission from the outsourcing company in connection with Account 1, but found no evidence that the commission was affected by the Sales Representative’s falsification of documentation concerning the creditworthiness of Account 1. Although the Audit Committee found no evidence that the Sales Representative acted at the direction, or with the knowledge, of any member of management in falsifying documentation concerning the creditworthiness of Account 1, it found that the Sales Representative had been directed by senior management to obtain evidence of the creditworthiness of Account 1 so that revenue could be recognized in the third quarter of 2007. The Audit Committee also found that senior management did not adequately instruct the Sales Representative regarding (and the Company did not have a practice or policy regarding) the types of information that could be used in making a creditworthiness determination pursuant to the applicable revenue recognition accounting principles. In addition, the Audit Committee determined that, although sales revenue from Account 1 was recognized in the third quarter of 2007, evidence relating to creditworthiness was not obtained until the fourth quarter of 2007, however, prior to filing of the third quarter Form 10-Q. The Audit Committee concluded that the sales revenue of $280,000 from Account 1, which was previously recognized in the third quarter of 2007, did not constitute a sale for which revenue could be recognized, and therefore no revenue should have been recognized in the third quarter of 2007 or any other period.

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

With respect to Account 5, with which the Company had a prior business relationship, the Audit Committee did not find evidence of falsified documentation. The Audit Committee found that the creditworthiness of Account 5 was based on the past credit payment history with the Company. It also found that, when payments associated with Account 5 became past due in 2007, the Company continued selling to Account 5 without re-assessing its creditworthiness until September 2007, when the account was significantly past due. Further sales were suspended in the fourth quarter of 2007. The Audit Committee concurred with management’s recommendation that a bad debt reserve of $383,000 should be taken in the fourth quarter of 2007 in connection with its sales to Account 5. Upon further examination of the facts and circumstances involved in Account 5, the Company confirmed that sales had occurred to Account 5, that a reserve for $383,000 was required, but that the reserve should have been established in the third quarter, rather than the fourth quarter, of 2007. To establish that reserve, the Company recorded a general charge to general and administrative expense of $383,000 which increased the Company's net loss for the third quarter of 2007 by that amount (in addition to the $631,000 of revenue that was reversed in the period). The establishment of the reserve also resulted in a reduction in accounts receivable, net of allowance for doubtful accounts on the Company’s balance sheet at September 30, 2007, by the same amount.

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

Identification of Material Weaknesses in Internal Control over Financial Reporting

As a result of the determination to restate the Company’s financial statements and in connection with the preparation of its Annual Report on Form 10-K for the year ended December 31, 2007, management identified three material weaknesses in the Company's disclosure controls and procedures and internal control over financial reporting and reported those to the Company's Audit Committee. Management identified a material weakness in the Company's procedures for recognizing revenue, specifically with respect to the Company's procedures for assessing whether collectibility is reasonably assured. This material weakness resulted in the incorrect recognition of revenue in the Company's financial statements for the second and third quarters of 2007. In addition, management identified a material weakness in the Company's control environment, specifically relating to the Company's tone at the top. This material weakness was evidenced by the control tone and control consciousness of the Company's former chief executive officer, resulting in the override and the possibility of override of controls or interference with the Company's policies, procedures and internal control over financial reporting. Management also identified a material weakness in the Company's procedures for determining the accuracy and completeness of its estimate of allowance for doubtful accounts. This material weakness resulted in a misstatement of accounts receivable, net of allowance for doubtful accounts on the Company's balance sheet at the end of the third quarter of 2007 and an understatement of the Company's general and administrative expenses for the period.  Prior to the filing of this report, the Company has taken certain steps to remediate these material weaknesses and is in the process of finalizing a plan and timetable for the implementation of additional remediation measures to further address these material weaknesses. These material weaknesses and the remediation measures are further described below in Item 4 of this Form 10-Q/A.

For the convenience of the reader, this Form 10-Q/A restates the September 30, 2007 Form 10-Q in its entirety. Generally, no attempt has been made in this Form 10Q/A to modify or update other disclosures presented in the original report on Form 10-Q except as required to reflect the effects of the restatement. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q with the Securities and Exchange Commission on November 14, 2007. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q. The following items have been amended as a result of the restatement:

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

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ON2 TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(unaudited and as restated)
ASSETS
Current assets:
Cash and cash equivalents	$9,634,000	$4,961,000
Marketable securities		154,000
Accounts receivable	1,577,000	1,335,000
Prepaid and other current assets	237,000	231,000
Total current assets	11,448,000	6,681,000

Acquired software, net	317,000	467,000
Other acquired intangibles, net	73,000	108,000
Goodwill	244,000	244,000
Property and equipment, net	352,000	157,000
Deferred acquisition costs	1,727,000
Deferred financing costs	62,000
Other assets	104,000	230,000
Total assets	$14,327,000	$7,887,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$501,000	$194,000
Accrued expenses	1,095,000	454,000
Deferred revenue	792,000	708,000
Term-loan	96,000	33,000
Capital lease obligation	22,000	24,000
Total current liabilities	2,506,000	1,413,000

Capital lease obligation, excluding current portion	18,000	29,000
Warrant derivative liability		2,329,000
Total liabilities	2,524,000	3,771,000

Commitments and contingencies

Series D redeemable convertible preferred stock	-	3,083,000

Stockholders’ equity:
Preferred stock		19,000
Common stock	1,173,000	1,012,000
Additional paid-in capital	140,374,000	124,554,000
Accumulated other comprehensive loss	(52,000)	(46,000)
Accumulated deficit	(129,692,000)	(124,506,000)
Total stockholders’ equity	11,803,000	1,033,000

Total liabilities and stockholders’ equity	$14,327,000	$7,887,000

See accompanying notes to unaudited condensed consolidated financial statements

ON2 TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(as restated)		(as restated)

Revenue	$1,935,000	$1,703,000	$7,119,000	$4,455,000

Operating expenses:
Cost of revenue (1)	603,000	529,000	1,415,000	1,817,000
Research and development (2)	445,000	261,000	1,500,000	700,000
Sales and marketing (2)	676,000	263,000	1,886,000	623,000
General and administrative (2)	1,529,000	843,000	3,468,000	3,383,000
Equity-based compensation:
Research and development	46,000	30,000	66,000	82,000
Sales and marketing	34,000	61,000	88,000	119,000
General and administrative	102,000	303,000	330,000	1,014,000

Total operating expenses	3,435,000	2,290,000	8,753,000	7,738,000

Loss from operations	(1,500,000)	(587,000)	(1,634,000)	(3,283,000)

Interest and other income (expense), net	121,000	(10,000)	(3,464,000)	(36,000)

Loss before provision for income taxes	(1,379,000)	(597,000)	(5,098,000)	(3,319,000)

Provision for income taxes	3,000	11,000	10,000	17,000

Net loss	$(1,382,000)	$(608,000)	$(5,108,000)	$(3,336,000)

Convertible preferred stock deemed dividend		68,000		68,000
Convertible preferred stock 8% dividend	7,000	74,000	78,000	220,000

Net loss attributable to common shareholders	$(1,389,000)	$(750,000)	$(5,186,000)	$(3,624,000)

Basic and diluted net loss attributable to common shareholders per common share	$(0.01)	$(0.01)	$(0.05)	$(0.04)

Weighted-average basic and diluted common shares	116,353,000	97,436,000	110,615,000	96,838,000

(1)  Includes equity-based compensation of $48,000 and $63,000 for the three and nine months ended September 30, 2007, respectively, and $45,000 and $154,000 for the three and nine months ended September 30, 2006, respectively.
(2) Excludes equity-based compensation, which is presented separately.

See accompanying notes to unaudited condensed consolidated financial statements

ON2 TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(as restated)		(as restated)

Net (loss)	$(1,382,000)	$(608,000)	$(5,108,000)	$(3,336,000)

Other comprehensive (loss):

Foreign currency translation	(1,000)	(1,000)	(6,000)	(3,000)

Comprehensive (loss)	$(1,383,000)	$(609,000)	$(5,114,000)	$(3,339,000)

See accompanying notes to unaudited condensed consolidated financial statements

ON2 TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2007	2006
	(as restated)

Cash flows from operating activities:

Net loss	$(5,108,000)	$(3,336,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity-based compensation	547,000	1,369,000
Other expense recognized for warrant amendment	86,000
Common stock issued for debenture interest		5,000
Depreciation and amortization	275,000	244,000
Amortization of debt discount		6,000
Write off of fixed assets	(21,000)
Loss on marketable securities	27,000	42,000
Change in fair value of warrant liability	3,582,000	(20,000)
Changes in operating assets and liabilities:
Accounts receivable, net	(242,000)	(415,000)
Prepaid expenses and other current assets	138,000	112,000
Other assets	20,000	(112,000)
Accounts payable, accrued expenses and other liabilities	969,000	(50,000)
Deferred revenue	84,000	403,000

Net cash provided by (used in) operating activities	357,000	(1,752,000)

Cash flows from investing activities:

Proceeds from the sale of marketable securities	223,000	75,000
Purchase of marketable securities	(96,000)
Deferred acquisition costs	(1,727,000)
Deferred financing costs	(62,000)
Purchases of property and equipment	(257,000)	(54,000)

Net cash (used in) provided by investing activities	(1,919,000)	21,000

Cash flows from financing activities:

Principal payments on capital lease	(19,000)	(21,000)
Principal payments on term-loan	(81,000)	(31,000)
Proceeds from the exercise of common stock options and warrants	6,813,000	737,000
Purchase of treasury stock	(472,000)
Proceeds from the issuance of common stock, net		428,000
Proceeds attributed to warrant derivative liability		1,251,000

Net cash provided by financing activities	6,241,000	2,364,000

Net change in cash and cash equivalents	4,679,000	633,000

Effect of exchange rate changes on cash and cash equivalents	(6,000)	(3,000)

Cash and cash equivalents, beginning of period	4,961,000	3,976,000

Cash and cash equivalents, end of period	$9,634,000	$4,606,000

ON2 TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)

Supplemental disclosure of cash flow information and non-cash investing and financing activities:

	Nine Months Ended September 30,
	2007 (as restated)	2006

Cash paid during the period for:
Interest	$6,000	$5,000
Taxes	$11,000	$14,000
Acquisition of fixed assets under capital leases	$6,000	$58,000
Insurance premium financed with a term-loan	$143,000	$96,000
Conversion of debentures into shares of common stock		$250,000
Conversion of preferred stock into shares of common stock #	$3,102,000	$175,000
Common stock issued for accrued dividend on Series D Preferred Stock	$21,000
Common stock issued for dividends on Series D Preferred Stock	$93,000	$223,000
Common stock issued for Wildform Support and Services Agreement		$258,000
Write off of warrant derivative liability	$5,911,000
Deferred financing costs charged to paid-in-capital on exercise of warrants	$106,000
Cashless exercise of options and warrants	$959,000
Retirement of treasury stock	$1,431,000
Convertible Preferred Stock deemed dividend		$68,000

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

(3) Restatement

On2 has restated its unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2007 to eliminate revenue when the criteria for revenue recognition under American Institute of Certified Public Accountants’ Statement of Position (SOP) 97-2, Software Revenue Recognition (“SOP 97-2”) was not met. The impact of the restatement in this report is to decrease revenues in the third quarter of 2007 by $631,000.

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

Financial information included in the reports on Form 10-Q and Form 8-K filed by the Company and all earnings press releases and similar communications issued by the Company for the period ended on September 30, 2007 should not be relied upon and are superseded in their entirety by the information contained in this amended Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2007.

Audit Committee Review

On May 26, 2008, the Audit Committee determined that the financial statements in the Company’s Quarterly Reports on Form 10-Q for the three months ended June 30 and September 30, 2007, should no longer be relied upon. The Audit Committee reached this determination based on its review of the Company’s sales to five accounts and its conclusion that the Company’s revenue recognition as to four of those accounts did not comply with applicable accounting principles. One account of $300,000 ($280,000 for software and $20,000 for post-contract support), of which $280,000 was recognized in the third quarter of 2007, which represented approximately 10.9% of the previously-reported revenues for that quarter (“Account 1”); a second account of $320,000 ($300,000 for software and $20,000 for post-contract support), of which $300,000 was recognized in the third quarter of 2007, which represented approximately 11.7% of the previously-reported revenues for that quarter (“Account 2”); a third account of $150,000 ($125,000 for software and $25,000 for post-contract support), of which $125,000 was recognized in the second quarter of 2007, which represented approximately 4.9% of the previously-reported revenues for that quarter (“Account 3”); and a fourth account of $70,000 ($60,000 for software and $10,000 for post-contract support), of which $60,000 was recognized in the second quarter of 2007, which represented approximately 2.4% of the previously-reported revenues for that quarter (“Account 4”). With respect to the fifth account (“Account 5”) reviewed by the Audit Committee, the Company established a bad debt reserve in the third quarter of 2007 in the amount of $383,000, which reflects an estimate of the uncollectibility of certain revenues that had previously been recognized in the first three quarters in 2007. The Company is restating its previously issued financial statements for the three and nine months ended September 30, 2007 in this Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, to correct the incorrect recognition of revenue in the period relating to Account 1 and Account 2, as well as the incorrect recognition in the period of additional $42,000 (because the Company did not have sufficient evidence to establish the creditworthiness of the customer) and the establishment of a bad debt reserve related to Account 5. The Company has also restated its previously issued financial statements for the three and six months ended June 30, 2007 in Amendment No. 1 to its Quarterly Report on Form 10-Q for quarterly period ended June 30, 2007, to correct the incorrect recognition of revenue in the period relating to Account 3 and Account 4. The restatements herein of the Company’s previously issued financial statements for the three and nine months ended September 30, 2007, reflect the restatement of the Company’s financial statements for three and six months ended June 30, 2007.

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

The Audit Committee conducted its review of Accounts 1 through 5 with the assistance of Latham & Watkins LLP and FTI Consulting, and with the support and cooperation of management and personnel. The review was conducted over a period of approximately six weeks, and included collection and review of more than two million pages of documents, as well as interviews of eight members of the Company’s management and sales force teams in the United States and the Sales Representative in Europe.

With respect to Account 1, with which the Company had no previous business relationship, the Audit Committee found that the Company paid a sales commission to the European outsourcing company upon execution of the contract with Account 1, and that the Sales Representative received a commission from the outsourcing company in connection with Account 1, but found no evidence that the commission was affected by the Sales Representative’s falsification of documentation concerning the creditworthiness of Account 1. Although the Audit Committee found no evidence that the Sales Representative acted at the direction, or with the knowledge, of any member of management in falsifying documentation concerning the creditworthiness of Account 1, it found that the Sales Representative had been directed by senior management to obtain evidence of the creditworthiness of Account 1 so that revenue could be recognized in the third quarter of 2007. The Audit Committee also found that senior management did not adequately instruct the Sales Representative regarding (and the Company did not have a practice or policy regarding) the types of information that could be used in making a creditworthiness determination pursuant to the applicable revenue recognition accounting principles. In addition, the Audit Committee determined that, although sales revenue from Account 1 was recognized in the third quarter of 2007, evidence relating to creditworthiness was not obtained until the fourth quarter of 2007, prior to the filing of the third quarter Form 10-Q. The Audit Committee concluded that the sales revenue of $280,000 from Account 1, which was previously recognized in the third quarter of 2007, did not constitute a sale for which revenue could be recognized, and therefore no revenue should have been recognized in the third quarter of 2007 or any other period.

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

With respect to Account 5, with which the Company had a prior business relationship, the Audit Committee did not find evidence of falsified documentation. The Audit Committee found that the creditworthiness of Account 5 was based on the past credit payment history with the Company. It also found that, when payments associated with Account 5 became past due in 2007, the Company continued selling to Account 5 without re-assessing its creditworthiness until September 2007, when the account was significantly past due. Further sales were suspended in the fourth quarter of 2007. The Audit Committee concurred with management’s recommendation that a bad debt reserve of $383,000 should be taken in the fourth quarter of 2007 in connection with its sales to Account 5. Upon further examination of the facts and circumstances involved in Account 5, the Company confirmed that sales had occurred to Account 5, that a reserve for $383,000 was required, but that the reserve should have been established in the third quarter, rather than the fourth quarter, of 2007.  To establish that reserve, the Company recorded a general charge to general and administrative expense of $383,000 which increased the Company's net loss for the third quarter of 2007 by that amount (in addition to the $631,000 of revenue that was reversed in the period).  The establishment of the reserve also resulted in a reduction in accounts receivable, net of allowance for doubtful accounts on the Company’s balance sheet at September 30, 2007, by the same amount.

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

Identification of Material Weaknesses in Internal Control over Financial Reporting

As a result of the determination to restate the Company’s financial statements and in connection with the preparation of its Annual Report on Form 10-K for the year ended December 31, 2007, management identified three material weaknesses in the Company’s disclosure controls and procedures and internal control over financial reporting and reported those to the Company’s Audit Committee. Management identified a material weakness in the Company’s procedures for recognizing revenue, specifically with respect to the Company’s procedures for assessing whether collectibility is reasonably assured. This material weakness resulted in the incorrect recognition of revenue in the Company’s financial statements for the second and third quarters of 2007. In addition, management identified a material weakness in the Company’s control environment, specifically relating to the Company’s tone at the top. This material weakness was evidenced by the control tone and control consciousness of the Company’s former chief executive officer, resulting in the override and the possibility of override of controls or interference with the Company’s policies, procedures and internal control over financial reporting. Management also identified a material weakness in the design and operation of the Company’s procedures for determining the accuracy and completeness of its estimate of allowance for doubtful accounts. This material weakness resulted in a misstatement of accounts receivable, net of allowance for doubtful accounts on the Company’s balance sheet at the end of the third quarter of 2007 and an understatement of the Company’s general and administrative expenses for the period. Prior to the filing of this report, the Company has taken certain steps to remediate these material weaknesses and is in the process of finalizing a plan and timetable for the implementation of additional remediation measures to further address these material weaknesses. These material weaknesses and the remediation measures are further described below in Item 4 of this Form 10-Q/A.

Restatement Adjustments

The following tables present the effects of the restatement adjustments on the following financial information as of September 30, 2007 and for the three and nine month periods ended September 30, 2007:

Consolidated Balance Sheet:

September 30, 2007	As Previously Reported	Adjustments	As Adjusted

Accounts receivable, net	$2,780,000	$(1,203,000)	$1,577,000
Total Assets	$15,530,000	$(1,203,000)	$14,327,000
Deferred revenue	$796,000	$(4,000)	$792,000
Accumulated deficit	$(128,493,000)	$(1,199,000)	$(129,692,000)
Stockholders’ Equity	$13,002,000	(1,199,000)	$11,803,000

Consolidated Statement of Operations:
Three Months Ended September 30, 2007	As Previously Reported	Adjustments	As Adjusted

Revenue	$2,566,000	$(631,000)	$1,935,000
Operating Expenses	$1,146,000	$383,000	$1,529,000
Loss from operations	$(486,000)	$(1,014,000)	$(1,500,000)
Net loss	$(368,000)	$(1,014,000)	$(1,382,000)
Net loss attributable to common shareholders	$(375,000)	$(1,014,000)	$(1,389,000)
Basic and diluted net loss attributable to common shareholders per common share	$(0.00)	$(0.01)	$(0.01)

Nine Months Ended September 30, 2007	As Previously Reported	Adjustments	As Adjusted

Revenue	$7,935,000	$(816,000)	$7,119,000
Operating expenses	$8,370,000	$383,000	$8,753,000
Loss from operations	$(435,000)	$(1,199,000)	$(1,634,000)
Net loss	$(3,909,000)	$(1,199,000)	$(5,108,000)
Net loss attributable to common shareholders	$(3,987,000)	$(1,199,000)	$(5,186,000)
Basic and diluted net loss attributable to common shareholders per common share	$(0.04)	$—	$(0.05)

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

(6)  Marketable Securities

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

(7) Deferred Acquisition Costs

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

(11) Warrants

During the nine months ended September 30, 2007 5,487,000 warrants were exercised and the Company received proceeds of $5,472,000.

(12) Treasury Stock

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

(13) Customer Concentration

For the three and nine months ended September 30, 2007, there were no customers that accounted for 10% or greater of revenue. For the three months ended September 30, 2006, two customers accounted for 25% and 16% of revenue, respectively and for the nine months ended September 30, 2006, two customers accounted for 13% and 10% of revenue, respectively.

(14) Acquisition of Hantro Products Oy

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

(15) Subsequent Events

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

These statements are only predictions, and actual events or results may differ materially. The forward-looking statements are based on management’s beliefs and assumption using information available at the time. We cannot guarantee future results, levels of activity, performance or achievements. Factors that may cause actual results to differ are often presented with the forward-looking statements themselves. Additionally, other risks that may cause actual results to differ from predicted results are set forth in “Risk Factors That May Affect Future Operating Results" in the Company's Annual Report on Form 10-K for the year ended December 31, 2006, as amended and Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, as amended.

Many of the forward-looking statements are subject to additional risks related to our need to either secure additional financing or to increase revenues to support our operations or business or technological factors. We believe that between the funds we have on hand and the funds we expect to generate, we have sufficient funds to finance our operations for the next 12 months. However, additional funds may be required in order to pursue strategic opportunities or for capital expenditures. In addition, there is no assurance that additional funds will not be required to support our operations. In this regard, the business and operations of the Company are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements contained in this Form 10-Q. In evaluating our business, you should give careful consideration to the information set forth below in the risk factors set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2006, as amended, and Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, as amended, in addition to the other information set forth herein.

We undertake no duty to update any of the forward-looking statements, whether as a result of new information, future events or otherwise. In light of the foregoing, readers are cautioned not to place undue reliance on the forward-looking statements contained in this report.

Restatement of Financial Statements

On April 1, 2008, we announced the Audit Committee was conducting an independent review of certain contracts with customers and the recognition of revenue that the Company had previously recognized in 2007 regarding those contracts. Upon concluding its investigation and after consultation with and upon the recommendation of management and the Company’s independent registered accounting firm, the Audit Committee determined that revenue for certain of our customer contracts was recognized earlier than it should have been and that the financial statements for the affected periods should be restated. On May 27, 2008, we announced that the Audit Committee had determined that our previously issued financial statements for the interim periods contained in the quarterly reports on Form 10-Q filed with respect to each of the quarterly periods ended June 30 and September 30, 2007 should not be relied upon and would be restated. When the Company filed its Current Report Form 8-K on May 27, 2008, the Audit Committee had also preliminarily determined to establish a bad debt reserve of $383,000 in the fourth quarter of 2007 for certain sales to one of the sales accounts reviewed. Upon further examination of the facts and circumstances involved in sales to this account, we confirmed that sales had occurred to this account, that a reserve for $383,000 was required, but that the reserve should have been established in the third quarter, rather than the fourth quarter, of 2007.

We are filing simultaneously this amendment and an amendment to the Quarterly Report for the fiscal quarter ended June 30, 2007 to restate the financial statements and related disclosures therein.

The discussion and analysis set forth in this Item 2 has been amended to reflect the restatement as described in the Explanatory Note at the beginning of this Quarterly Report on Form 10-Q/A. The amount by which we have reduced revenues for the three and nine months ended September 30, 2007 is $631,000 and $816,000, respectively. The foregoing correction to our financial statements for the second quarter of 2007 increased our net loss by $185,000. The effect of the foregoing corrections to our financial statements for the third quarter of 2007 was to increase our net loss by $1,014,000.

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

Overview

On2 Technologies is a developer of video compression technology. We have developed a proprietary technology platform and the TrueMotion® VPx family (e.g., VP5, VP6, VP7) of video compression/ decompression (“codec”) software to deliver high-quality video at the lowest possible data rates over proprietary networks and the Internet to set-top boxes, personal computers and wireless devices. Unlike many other video codecs that are based on standard compression specifications set by industry groups (e.g., MPEG-2 and H.264), our video compression/decompression technology is based solely on intellectual property that we developed and own ourselves.

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

Valuation of Goodwill, Intangible Assets and Other Long-Lived Assets. In June 2001, the FASB issued SFAS No.142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires goodwill and other intangible assets to be tested for impairment at least annually, and written off when impaired.

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

Results of Operations

Revenue. Revenue for the three months ended September 30, 2007 (restated) was $1,935,000 as compared to $1,703,000 for the three months ended September 30, 2006. Revenue for the nine months ended September 30, 2007 (restated) was $7,119,000 as compared to $4,455,000 for the nine months ended September 30, 2006. Revenue for the three and nine months ended September 30, 2007 (restated) and 2006 was derived primarily from the sale of software licenses, engineering and consulting services and royalties. The increase in revenue for the three and nine months ended September 30, 2007 (restated) is primarily attributed to increases in sales of our Flix products.

Operating Expenses. The Company's operating expenses consist of cost of revenue, research and development, sales and marketing, general and administrative expenses and equity based compensation. Operating expenses for the three months ended September 30, 2007 were $3,435,000 as compared to $2,290,000 for the three months ended September 30, 2006. Operating expenses were $8,753,000 for the nine months ended September 30, 2007 as compared to $7,738,000 for the nine months ended September 30, 2006.

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

General and Administrative. General and administrative expenses excluding equity-based compensation, consist primarily of salaries and related overhead costs for general corporate functions including finance, human resources, legal, information technology, facilities, outside legal and professional fees and insurance. General and administrative expenses for the three months ended September 30, 2007 were $1,529,000 as compared with $843,000 for the three months ended September 30, 2006. General and administrative expenses for the nine months ended September 30, 2007 were $3,468,000 as compared with $3,383,000 for the nine months ended September 30, 2006. The increase for the three months ended September 30, 2007 is primarily due to increases in legal and professional fees, consulting fees for compliance with Sarbanes-Oxley, Section 404, stock listing fees, salaries, increase in bad debt reserve (related to sales to one of the accounts reviewed by the Audit Committee discussed above under the caption “Explanatory Note”) and related overhead. The increase for the nine months ended September 30, 2007 is primarily attributable to increases in salaries and related benefit costs, consulting services related to the Company’s compliance with Sarbanes-Oxley, Section 404 and professional fees associated with the Company’s proxy statement and annual report, and an increase in the bad debt reserve as a result of the Audit Committee review. This was partially offset by a $717,000 decrease in legal fees that were incurred in 2006 in connection with the Company’s internal investigation into facts and circumstances concerning investor and other communications made by the Company’s former Chairman, Chief Executive Officer and President.

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

Liquidity and Capital Resources

At September 30, 2007, the Company had a cash balance of $9,634,000 as compared to $4,961,000 at December 31, 2006. At September 30, 2007 (restated), the Company had working capital of $8,942,000 as compared with $5,268,000 at December 31, 2006.

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

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management had previously concluded that our disclosure controls and procedures were effective as of September 30, 2007. However, in connection with the restatements of the Company’s consolidated financial statements for the second and third quarters of 2007, as fully described in Explanatory Note of this Amendment, our management re-evaluated, under the supervision and with the participation of our Interim Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed in the reports that the company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As described below, three material weaknesses were identified in our internal control over financial reporting. The Public Company Accounting Oversight Board’s Auditing Standard No. 5 defines a material weakness as a deficiency, or combination of deficiencies, that result in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based on the re-evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our Interim Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2007, and as of the date of this filing, our disclosure controls and procedures were not effective because of the following material weaknesses in our internal control over financial reporting that existed as of that date:

•
Revenue recognition procedures – Our controls were not adequate to ensure that revenue was properly recognized when it was earned. Pursuant to American Institute of Certified Public Accountants’ Statement of Position (SOP) 97-2, Software Revenue Recognition (“SOP 97-2”) and Staff Accounting Bulletin No. 104 (“SAB 104”) one element of revenue recognition is consideration of whether the collectibility of sales revenue is reasonably assured (i.e., whether the purchaser is creditworthy with respect to that transaction). We did not maintain effective procedures for the consideration of the probability that revenue is collectible. This control deficiency resulted in our incorrect recognition of revenue in our financial statements for the second and third quarters of 2007.

•
Control environment – We did not maintain an effective control environment, specifically relating to our tone at the top. This material weakness was evidenced by the control tone and control consciousness of our former Chief Executive Officer and resulted in the override and the possibility of override of controls or interference with our policies, procedures and internal control over financial reporting.

•
Allowance for Doubtful Account Procedures – Effective controls were not designed and in place to ensure that an appropriate analysis of receivables from customers was conducted, reviewed, approved and documented in order to identify and estimate required allowance for doubtful accounts in accordance with generally accepted accounting principles. This material weakness resulted in a misstatement of accounts receivable, net of allowance for doubtful accounts on our balance sheet at the end of the third quarter of 2007 and an understatement of our general and administrative expenses for the period.

In light of this conclusion, management conducted a review of our sales to all accounts for which revenue was recognized in the second quarter of 2007, including the accounts of Hantro, which we acquired in November 2007, for the purposes of determining that the criteria set forth in SOP 97-2 and SAB 104 was satisfied and that revenue was properly recognized for each account. Management also reviewed our accounts receivable at period end and concluded that allowance for doubtful accounts has been properly estimated as of September 30, 2007, in accordance with generally accepted accounting principles.

(b) Changes in Internal Controls

Management had previously reported that there was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2007, that materially affected, or was reasonably likely to materially affect, our internal control over financial reporting. However, in connection with the restatements of our consolidated financial statements for the second and third quarters of 2007, as fully described in the Explanatory Note of this Amendment, management determined that the material weaknesses described above existed as of September 30, 2007. As a result, we have taken certain steps, discussed below, and we are in the process of finalizing a plan and timetable for the implementation of additional remediation measures to further address these material weaknesses, also discussed below, and we anticipate that material changes will be effected in our internal control over financial reporting subsequent to the period covered by this report to remediate these material weaknesses.

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

From a control environment and tone at the top perspective, we have, prior to the filing of this report, taken the following remedial steps: (i) our Board of Directors sought and obtained the resignation of our former Chief Executive Officer, Bill Joll, from all positions with us and our subsidiaries, including as an officer, employee and director, on June 11, 2008 (he will remain with us as an advisor to the chief executive officer until September 30, 2008 to effect a smooth transition of customer relationships and business development opportunities); (ii) on June 10, 2008, our Board of Directors elected Matthew Frost, our EVP, Legal and Business Affairs, as Interim Chief Executive Officer effective upon the resignation of Mr. Joll and on June 11, 2008 our Board of Directors elected Mr. Frost Chief Operating Officer as well; and (iii) we have segregated the duties of our accounting personnel from our non-accounting personnel other than those whose involvement in accounting-related matters is specifically authorized. At the time of the filing of this report, we anticipate that we will implement the following additional remediation measures with respect to this material weakness as soon as reasonably practicable: (i) establishing an independent third party ethics hotline so that employees can anonymously report violations of our Code of Ethics and other employee concerns, and educating employees about the hotline process; and (ii) revising our Code of Ethics to emphasize the importance of adherence to our policies and procedures relating to accounting and financial reporting and internal control of financial reporting and the availability of the ethics hotline for the reporting of violations of our Code of Ethics and other employee concerns.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

2006 Internal Investigation

On March 2, 2006, On2 filed a Form 8-K, which disclosed that it had voluntarily reported to the Securities and Exchange Commission (“SEC”) that On2 had undertaken an internal investigation into facts and circumstances concerning investor and other communications made by its former Chairman, Chief Executive Officer and President. On2 has completed its internal investigation, and, on May 5, 2006, the Company’s outside law firm submitted its final report to the Board of Directors. On2 subsequently delivered the report to the SEC and the AMEX on May 9, 2006. To date, since delivery of the report, neither the SEC nor the AMEX has contacted On2 with respect to the investigation. The Company has agreed to work with the SEC and the AMEX in connection with any investigations conducted by them. The Company has not uncovered any evidence of financial impropriety, and thus the Company continues to believe that the investigation will have no effect on previously filed financial statements or lead to any restatement of reported financial results.

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

Item 1A. Risk Factors

In addition to those risks described in On2’s Annual Report on Form 10-K for the year ended December 31, 2006, as amended, and On2’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, as amended, there are certain additional risks relating to the identification of material weaknesses in our internal control over financial reporting and our restatement of financial statements for the quarters ended June 30, 2007 and September 30, 2007. These risks include the following:

In May 2008, our management identified [three] material weaknesses in our internal control over financial reporting and, as a result, has concluded that our disclosure controls and procedures were ineffective as of June 30, 2007 and September 30, 2007 and our internal control over financial reporting and our disclosure controls and procedures were ineffective as of December31, 2007.

As described in “Part II — Item 4. Controls and Procedures” of this report, in May 2008, we identified three material weaknesses in our internal control over financial reporting as a result of which our Interim CEO and CFO concluded that our disclosure controls and procedures were ineffective as of September 30, 2007, due to the conditions that led to the identification of the material weaknesses. These material weaknesses were identified by management during its assessment of the effectiveness of the Company’s internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 in connection with the preparation of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. As a result of these material weaknesses, our Interim CEO and CFO also concluded that our internal control over financial reporting and our disclosure controls and procedures were ineffective as of December31, 2007, due to the conditions that led to the identification of the material weaknesses. Prior to the filing of this report, we have taken certain steps to remediate these material weaknesses and are in the process of finalizing, and will present to the Audit Committee, a final plan and timetable for the implementation of remediation measures to further address these material weaknesses. The Audit Committee intends to monitor such implementation. Although we anticipate that these actions will remediate the material weaknesses we have identified and strengthen our internal control over financial reporting, we cannot assure that the finalized measures that we implement will effectively address such material weaknesses.

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

Item 6.  Exhibits

31.1	Certification by the Interim Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

On2 Technologies, Inc.
(Registrant)

June 27, 2008	/s/ ANTHONY PRINCIPE
(Date)	(Signature)
Anthony Principe Senior Vice President and Chief Financial Officer (Principal Financial Officer)