Form 10-K
period 2007-12-31
ON2 TECHNOLOGIES, INC.
filed 2008-06-27
CIK 1045280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer  ☐ Accelerated Filer ☒ Non-Accelerated Filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2007, was approximately $356,827,000.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common stock, $0.01 par value (“Common Stock”), as of the latest practicable date: 159,563,152 shares as of June 16, 2008 (this number does not include an additional 12,500,000 shares of the Registrant’s common stock that the Registrant is obligated to issue to the former shareholders of Hantro Products Oy, acquired by the Registrant in November 2007).

EXPLANATORY NOTE

Except as otherwise stated or where the context requires otherwise, the words “On2,” “we,” “company,” “us” and “our” refer to On2 Technologies, Inc. and its consolidated subsidiaries.

The filing of this Form 10-K for the year ended December 31, 2007 was delayed due to the independent review conducted by the Audit Committee of our Board of Directors concerning certain contracts with customers and the recognition of revenue that we had previously recognized as revenue in our quarterly filings for the quarters ended June 30, 2007 and September 30, 2007. The Audit Committee’s review commenced after the Audit Committee was informed by our management that certain documentation provided to us relating to two sales accounts for which revenue had been recognized in the third quarter of 2007 had been falsified. Management made this discovery during the preparation of our 2007 annual financial statements. The Audit Committee concluded, with respect to four accounts, including the two sales accounts previously mentioned, that we incorrectly recognized revenue of $185,000 for the second quarter of 2007 and $589,000 for third quarter of 2007. In addition, during the preparation of our 2007 annual financial statements and prior to discovery of the falsified documentation mentioned above, management determined that revenue of $42,000 had been incorrectly recognized in the third quarter of 2007. The revenue that was incorrectly recognized during these periods will be recognized on a cash basis when and if collected. As of the filing date of this report, only a portion of the amounts owed in connection with Account 4, defined below, has been collected. When the Company filed its Current Report Form 8-K on May 27, 2008, the Audit Committee had also preliminarily determined to establish a bad debt reserve of $383,000 in the fourth quarter of 2007 for certain sales to a fifth account. Upon further examination of the facts and circumstances involved in sales to this account, we confirmed that sales had occurred to this account, that a reserve for $383,000 was required, but that the reserve should have been established in the third quarter, rather than the fourth quarter, of 2007. To establish that reserve we recorded a general charge to general and administrative expense of $383,000 which increased our net loss for the third quarter of 2007 by that amount (in addition to the $631,000 of revenue that was reversed in the period). The establishment of the reserve also resulted in a reduction in accounts receivable, net of allowance for doubtful accounts on our balance sheet at September 30, 2007, by the same amount.

The foregoing correction to our financial statements for the second quarter of 2007 increased our net loss by $185,000. The foregoing corrections to our financial statements for the third quarter of 2007 increased our net loss by $1,014,000.

Audit Committee Review

On May 26, 2008, the Audit Committee determined that the financial statements in the Company’s Quarterly Reports on Form 10-Q for the three months ended June 30 and September 30, 2007, should no longer be relied upon. The Audit Committee reached this determination based on its review of the Company’s sales to five accounts and its conclusion that the Company’s revenue recognition as to four of those accounts did not comply with applicable accounting principles. One account of $300,000 ($280,000 for software and $20,000 for post-contract support), of which $280,000 was recognized in the third quarter of 2007, which represented approximately 10.9% of the previously-reported revenues for that quarter (“Account 1”); a second account of $320,000 ($300,000 for software and $20,000 for post-contract support), of which $300,000 was recognized in the third quarter of 2007, which represented approximately 11.7% of the previously-reported revenues for that quarter (“Account 2”); a third account of $150,000 ($125,000 for software and $25,000 for post-contract support), of which $125,000 was recognized in the second quarter of 2007, which represented approximately 4.9% of the previously-reported revenues for that quarter (“Account 3”); and a fourth account of $70,000 ($60,000 for software and $10,000 for post-contract support), of which $60,000 was recognized in the second quarter of 2007, which represented approximately 2.4% of the previously-reported revenues for that quarter (“Account 4”). With respect to the fifth account (“Account 5”) reviewed by the Audit Committee, the Company established a bad debt reserve in the third quarter of 2007 in the amount of $383,000, which reflects an estimate of the uncollectibility of certain revenues that had previously been recognized in the first three quarters in 2007. The Company has restated its previously issued financial statements for the three and six months ended June 30, 2007, in Amendment No. 1 to its Quarterly Report on Form 10-Q for quarterly period ended June 30, 2007, to correct the incorrect recognition of revenue in the period relating to Account 3 and Account 4. The Company also restated its previously issued financial statements for the three and nine months ended September 30, 2007 in Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, to correct the incorrect recognition of revenue in the period relating to Account 1 and Account 2, as well as the incorrect recognition in the period of an additional $42,000 (because the Company did not have sufficient evidence to establish the creditworthiness of the customer) and the establishment of a bad debt reserve relating to Account 5.

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

With respect to Accounts 3 and 4, with which the Company did not have previous business relationships, the Audit Committee did not find evidence of falsified documentation. The Audit Committee determined that the Company did not have sufficient evidence to establish the creditworthiness of Accounts 3 or 4 when it recognized $125,000 and $60,000, respectively, in revenue in the second quarter 2007, and that the Company did not have a practice or policy regarding the types of information that could be used in making such creditworthiness determinations. Neither Account 3 nor 4 has acknowledged its contract to the Company’s independent registered public accountants, and there is evidence that Account 3 disputes the terms of its contract with the Company. Account 3 has made no payments to the Company. Account 4 has paid a portion of its outstanding receivable, which is now current. The Audit Committee concluded that the sales revenue of $185,000 from Accounts 3 and 4 was untimely recognized in the second quarter of 2007. Account 3 was determined not to constitute a sale for which revenue could be recognized in any period. The $60,000 of revenue from Account 4 was reclassified to deferred revenue in the second quarter of 2007 and revenue will be recognized as the payments are received. The Company received payments of $8,000 in the fourth quarter of 2007 and $30,000 in the first quarter of 2008. The balance is not yet due. Additionally, the Company reversed $9,000 of support revenue associated with Account 3 and 4 in the third quarter of 2007.

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

Identification of Material Weaknesses in Internal Control over Financial Reporting

As a result of the determination to restate the Company’s financial statements and in connection with the preparation of its Annual Report on Form 10-K for the year ended December 31, 2007, management identified three material weaknesses in our disclosure controls and procedures and internal control over financial reporting and reported those to our Audit Committee. Management identified a material weakness in our procedures for recognizing revenue, specifically with respect to our procedures for assessing whether  collectibility is reasonably assured. This material weakness resulted in the incorrect recognition of revenue in our financial statements for the second and third quarters of 2007. In addition, management identified a material weakness in our control environment, specifically relating to our tone at the top. This material weakness was evidenced by the control tone and control consciousness of our former Chief Executive Officer and resulted in the override and the possibility of override of controls or interference with our policies, procedures and internal control over financial reporting. Management also identified a material weakness in the design and operation of our procedures for determining the accuracy and completeness of our estimate of allowance for doubtful accounts. This material weakness resulted in a misstatement of accounts receivable, net of allowance for doubtful accounts on our balance sheet at the end of the third quarter of 2007 and an understatement of our general and administrative expenses for the period. Prior to the filing of this report, we have taken certain steps to remediate these material weaknesses and are in the process of finalizing a plan and timetable for the implementation of additional remediation measures to further address these material weaknesses. These material weaknesses and the remediation measures are further described below in Item 9A of this Form 10-K.

We have amended our quarterly reports on Form 10-Q/A for the quarters ended June 30, 2007 and September 30, 2007, to restate our unaudited condensed consolidated financial statements for those periods. For more information on these matters, please refer to Item 7 of this Form 10-K, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 9Aof this Form 10-K, Controls and Procedures and Item 1A of this Form 10-K, Risk Factors.

PART I
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

•
costs associated with the independent review of the Audit Committee concerning certain contracts with customers and the recognition of revenue that we had previously recognized in 2007 regarding those contracts;

•	possible delisting of the Company’s shares of common stock from the American Stock Exchange;

•	risks associated with the ineffectiveness of the Company’s internal control over financial reporting and our ability to remediate material weaknesses;

•	plans, strategies and expected opportunities for growth, increased profitability and innovation in 2008 and future years;

•	the financial performance and growth of our business, including future international growth;

•	our financial position and the availability of resources;

•	our expectations regarding acquisition activity in 2008 and our focus on the integration of completed acquisitions;

•	future competition; and

•	the degree of seasonality in our revenue.

These statements are only predictions, and actual events or results may differ materially. The forward-looking statements are based on management’s beliefs and assumption using information available at the time. We cannot guarantee future results, levels of activity, performance or achievements. Factors that may cause actual results to differ are often presented with the forward-looking statements themselves. Additionally, other risks that may cause actual results to differ from predicted results are set forth, and in “Risk Factors” on page 26 of this Form 10-K.

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

We undertake no duty to update any of the forward-looking statements, whether as a result of new information, future events or otherwise. In light of the foregoing, we caution readers not to place undue reliance on the forward-looking statements contained in this report.

Item 1.  Description of Business

Overview

On2 Technologies is a developer of video compression technology and technology that enables multimedia in resource-limited environments, such as cellular networks transmitting to battery operated mobile handsets or High Definition (HD) video over the Internet. We have developed a proprietary technology platform and the TrueMotion™ VPx family (e.g., VP6, VP7) of video compression/decompression (“codec”) software to deliver high-quality video at the lowest possible data rates over proprietary networks and the Internet to personal computers, wireless devices, set-top boxes and other devices. Unlike many other video codecs that are based on standard compression specifications set by industry groups (e.g., MPEG-2 and H.264), our video compression/decompression technology is based solely on intellectual property that we developed and own ourselves. In addition, through our wholly-owned subsidiary, Hantro Products Oy, we license to chip and mobile handset manufacturers the hardware and software designs that make the encoding or decoding of video possible on devices such as mobile handsets, set top boxes, portable media players and cameras. We also provide integration, customization and support services to enable high quality video on, and faster interoperability between devices.

In 2004, we licensed our video compression technology to Macromedia, Inc. (now Adobe Systems Incorporated) for use in the Flash® multimedia player. In anticipation of Adobe using our codec in the Flash platform, we launched our business of developing and marketing video encoding software for the Flash platform. Flash encoding has become an increasingly important part of our business. In addition, we have also dedicated significant resources to marketing customized software to device manufacturers that enable their devices to decode Flash content.

We offer the following suite of products that incorporate our proprietary compression technology:

•	Video codecs;

•	Audio codecs; and

•	Encoding and server software, for use with video delivery platforms.

We also offer the following suite of hardware and software products that incorporate our mobile video technology:

•	TrueMotion VP6® and VP7™ software video codec designs;

•	MPEG-4, H.263, H.264 / AVC and VC-1 hardware and software video codec designs;

•	Hardware and software JPEG codecs supporting up to 16MP;

•	AMR-NB and Enhanced aacPlus™ audio codecs;

•	Pre- and post-processing technologies (such as cropping, rotation, scaling) implemented in both software and hardware;

•	File format and streaming components; and

•	Recorder and player application logic.

In addition, we offer the following services in connection with both our proprietary video compression technology and our mobile video technology:

•	Customized engineering and consulting services; and

•	Technical support.

Most of our customers are hardware and software developers who use our products and services chiefly to provide the following video-related products and services to end users:

TYPE OF CUSTOMER APPLICATION	EXAMPLES
Video and Audio Distribution over Proprietary Networks	• Providing video-on-demand services to residents in multi-dwelling units (MDUs) • Video surveillance

Video and Audio Distribution over IP-based Networks (Internet)	• Video-on-demand • Teleconferencing services • Video instant messaging • Video for Voice-over-IP (VOIP) services

Consumer Electronic Devices	• Digital video players • Digital video recorders • Mobile TV • Video Camera Recorder • Mobile Video Player

Wireless Applications	• Delivery of video via satellite • Providing video to web-enabled cell phones and PDAs

User-Generated Content (“UGC”) Sites
•    Providing encoding software for use on UGC site operators’
      servers
•    Providing encoding software for users who are creating UGC
•    Providing transcoding software to allow UGC site operators to convert video from one format to another

Hantro Acquisition

On November 1, 2007, we completed the acquisition of all of the share capital of Hantro Products Oy (“Hantro”), a Finnish corporation. Under the exchange agreement pursuant to which the acquisition was completed, Hantro’s security holders each exchanged all of the outstanding capital shares of Hantro for a net total consideration of $6,608,102 in cash and 25,438,817 shares of our common stock. Because the closing share price was less than $1.50, we issued a set number of 25,438,817 shares, as specified in the share exchange agreement. The 25,438,817 shares so issued represent approximately 22% of our outstanding common stock as of November 1, 2007. In addition, we are obligated to issue an additional 12,500,000 shares of our common stock to the Hantro security holders because Hantro’s net revenue for the fiscal year 2007 exceeded €9,000,000.

Hantro, currently a wholly-owned subsidiary of On2, employs approximately 70 staff members and has a global sales network with satellite offices in Korea, Japan, Taiwan, Germany, Hong Kong and Mainland China. Hantro’s headquarters and research and development teams are based in Oulu, Finland.

Development of Our Business

We detail the history and evolution of our business under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Company History”.

Business Strategy

Our goal is to be a premier provider of video compression software and hardware technology and compression tools. We are striving to achieve that goal and the goal of building a stable base of quarterly revenues by implementing the following key strategies:

•	Continuing our research and development efforts to improve our current codecs and developing new technologies that increase the quality of video technology and improve the experience of end users;

•	Continuing our research and development efforts to design hardware decoders and encoders that minimize the space used on a chip and to continue to improve the quality of those products;

•
Using the success of current customer implementations of our TrueMotion technology (e.g., Adobe® Flash 8, Skype) and other high-profile customers (e.g., Sun Microsystems) to increase our brand recognition, promote new business and encourage proliferation across platforms;

•	Updating and enhancing our existing consumer products, such as the Flix® line and embedded technologies;

•	Employing flexible licensing strategies to offer customers more attractive business terms than those available for competing technologies;

•
Attempting to negotiate licensing arrangements with customers that provide for receipt of recurring revenue and/or that offer us the opportunity to market products that complement our customers implementations of our software; and

•
Using the expertise of the Hantro subsidiary to develop hardware designs of our TrueMotion codecs and optimizations for embedded processors that will allow those products to be easily implemented on devices.

We earn revenue chiefly through licensing our software technology and hardware designs and providing specialized software engineering and consulting services to customers. In addition to up-front license fees, we often require that customers pay us royalties in connection with their use of our software and hardware products. The royalties may come in the form of either a fee for each unit of the customer’s products containing our software products or hardware designs that are sold or distributed or payments based on a percentage of the revenues that the customer earns from any of its products or services that use our software. Royalties may be subject to guaranteed minimum amounts (e.g., minimum annual royalties) and/or maximum amounts (e.g., annual caps) that may vary substantially from deal to deal.

We also sell additional products and services that relate to our existing relationships with licensees of our TrueMotion codec products. For instance, if a customer has licensed our software to develop its own proprietary video format and video players, we may sell encoding software to users who want to encode video for playback on that customer’s players, or we may provide engineering services to companies that want to modify our customer’s software for use on a specific platform, such as a cell phone. As with royalties or revenue share arrangements, complementary sales of encoding software or engineering services should allow us to participate in the success of our customers’ products. For instance, if a customer’s video platform does well commercially, we would expect there to be a market for encoding software and/or engineering services in support of that platform.

We made the decision to acquire Hantro in large part because of our recognition of the strategic importance of implementing our TrueMotion codecs in hardware and developing highly optimized software libraries for operation on the digital signal processors (DSPs) used in embedded devices. The Hantro acquisition has allowed us to increase the resources devoted to improving the ease of implementation of our codecs across platforms. Prior to the acquisition, we did not have off-the-shelf optimized software that we could license to customers who were interested in implementing our codecs on devices. Those customers were therefore required to pay us to customize our software, or to perform the customizations themselves, or to hire third-party consultants to perform the customizations. The Hantro acquisition has given us access to experienced internal resources to enable us to develop hardware and software implementations that will allow customers to implement our codecs quickly and efficiently on embedded devices.

As part of our strategy to develop complementary products that could allow us to capitalize on our customers’ success, in 2005 we completed the acquisition from Wildform, Inc., of its Flix line of encoding software. The Flix software allows users to prepare video and other multimedia content for playback on the Adobe Flash player, which is one of the most widely distributed multimedia players. Adobe is currently using our VP6 software as the video engine for Flash 8 video, which is used in the Flash 8 and Flash 9 players. We therefore believed that there was an opportunity for us to sell Flash 8 encoding software to end users, such as video professionals and web designers, and to software development companies that wish to add Flash 8 encoding functionality to their software. We concluded that we could best take advantage of the anticipated success of Flash 8 by taking the most up-to-date Flash 8 encoding software straight from the company that developed Flash 8 video and combining it with the already well-known Flix brand, which has existed since the advent of Flash video and has a loyal following among users. Following Adobe’s announcement in late 2007 of support for the H.264 codec in its Flash 9 player, we announced support for H.264 in our Flix products and have been adding support for additional codecs. These additional features have helped to make the Flix product line a more complete encoding solution for users.

A primary factor that will be critical to our success is our ability to improve continually on our current TrueMotion video compression technology, so that it streams the highest-quality video at the lowest transmission rates (bit rate). We believe that our video compression software is highly efficient, allowing customers to stream good quality video (as compared with that of our competitors) at low bit rates (i.e., over slow connections) and unsurpassed high-resolution video at higher bit rates (i.e., over broadband connections). As connection speeds increase, however, the advantage that our highly efficient software has over competing technology may decrease. Another factor that may affect our success is the relative complexity of our TrueMotion video compression software compared with other compression software producing comparable compression rates and image quality. Software with lower complexity can run on a computer chip that is less powerful, and therefore generally less expensive, than would be required to run software that is comparatively more complex. In addition, the process of getting software to operate on a chip is easier if the software is less complex. Increased compression rates frequently result in increased complexity. While potential customers desire software that produces the highest possible compression rates while producing the best possible decompressed image, they also want to keep production costs low by using the lowest-powered and accordingly least expensive chips that will still allow them to perform the processing they require. In addition, in some applications, such as mobile devices, constraints such as size and battery life rather than price issues limit the power of the chips embedded in such devices. Of course, in devices where a great deal of processing power can be devoted to video compression and decompression, the issue of software complexity is less important. In addition, in certain applications, savings in chip costs related to the use of low complexity software may be offset by increased costs (or reduced revenue) stemming from less efficient compression (e.g., increased bandwidth costs).

One of the most significant recent trends in our business is our increasing reliance on the success of the product deployments of our customers. As referenced above, our license agreements with customers increasingly provide for the payment of license fees that are dependent on the number of units of a customer’s product incorporating our software that are sold or the amount of revenue generated by a customer from the sale of products or services that incorporate our software. We have chosen this royalty-dependent licensing model because, as a company of approximately 114 employees (as of December 31, 2007) competing in a market that offers a vast range of video-enabled devices, we do not have the product development or marketing resources to develop and market end-to-end video solutions. Instead, our codec software is primarily intended to be used as a building block for companies that are developing end-to-end video products and/or services.

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

We are continuing to participate in the trend towards the proliferation of user generated video content on the web. As Internet use has grown worldwide and Internet connection speeds have increased, sites such as MySpace and YouTube, which allow visitors to create and view user generated content (“UGC”), have sprung up and seen their popularity soar. Although initially consumer generated content consisted primarily of text content and still photographs, the availability of relatively inexpensive digital video cameras and video-enabled mobile phones, the growth in the number of users with access to broadband Internet connections, and improvements in video compression technology have contributed to a rapid rise in consumer-created video content. Weblogs (blogs) and podcasts (broadcasts of audio content to iPod® and MP3 devices) have evolved to include video content. The continued proliferation of UGC video on the Internet and the popularity of Adobe® Flash® video on the web have had a positive effect on our business and have given us the opportunity to license Flash encoding tools for use in video blogs, video podcasts, and to UGC sites or to individual users of those services.

We have recently experienced an increased interest by UGC site operators and device manufacturers to allow users to access UGC content by means of mobile handsets, set-top boxes, and other devices. Many of the UGC sites use Flash 8 VP6 video, and while Flash 8 video is available on a vast number of PCs, it is just now beginning to become available on chip-based devices, such as mobile devices and set top boxes. We are therefore witnessing demand on two fronts: (1) demand to integrate Flash 8 video onto non-PC platforms, and (2) until most devices can play Flash 8 content, demand to provide transcoding software that allows Flash 8 content to be decoded and re-encoded into a format (such as the 3GPP standard) that is supported on devices. We are actively working to provide solutions for both of these demands and plan to continue to respond as necessary to the evolution and migration of Flash video.

H.264 continues to rise as a competitor with the Company’s VPx product in the video compression field. H.264 is a standards-based codec that is the successor to MPEG-4. We believe that our technology is superior to H.264, and that we can offer significantly more flexibility in licensing terms than customers get when licensing H.264. H.264 has nevertheless gained significant adoption by potential customers because, as a standards-based codec, it has the advantage of having numerous developers who are programming to the H.264 standard and developing products based on that standard. In addition, a number of manufacturers of multimedia processors have done the work necessary to have H.264 operate on their chips, which makes H.264 attractive to potential customers who would like to enable video on devices. For example, Apple Inc. uses H.264 in its QuickTime® player and has thus chosen H.264 for the current generation of video iPods. Finally, there is already a significant amount of professional content that has been encoded in H.264. These advantages may make H.264 attractive to potential customers and allow them to implement a solution based on H.264 with less initial development time and expense than a solution using On2® TrueMotion video might require. In addition, there are certain customers that prefer to license standards-based codecs. In August 2007, our customer Adobe announced that the latest version of the Flash video player would support H.264. We continue to believe that VP6 will be an important part of the Flash video ecosystem for three reasons: (1) Adobe has in the past provided backwards compatibility with all generations of Flash video codecs; (2) VP6 has certain performance advantages over H.264 (e.g., HD VP6 content may be played back on a lower-powered processor than HD H.264 content); and (3) there is a vast amount of existing VP6 content that consumers want on portable and mobile devices.

The market for digital media creation and delivery technology is constantly changing and becoming more competitive. Our strategy includes focusing on providing our customers with video compression/decompression technology that delivers the highest possible video quality at the lowest possible data rates. To do this, we devote a significant portion of our engineering capacity to research and development. We also are devoting significant attention to enabling our codecs to operate on a wide array of chips, both in software and in hardware. Our acquisition of Hantro has significantly increased the resources that we can devote to these efforts. We have also increased the number of our engineers who integrate our codecs on chips, and we have cultivated relationships with chip companies to enable those companies to perform such integration. By increasing support for our technology on the chips that power embedded devices, we hope to encourage use by customers who want to develop video-enabled consumer products in a short timeframe.

A continuing trend in our business is the growing presence of Microsoft, Inc. as a significant competitor in the market for digital media creation and distribution technology. In 2007, Microsoft released Silverlight™, a rich Internet application that allows users to integrate multimedia features, such as vector graphics, audio and video, into web applications. Silverlight may compete directly with Flash. If Silverlight gains market share at the expense of Flash, it could have a negative impact on our Flix business. In addition, Microsoft VC1 format also competes in the marketplace with H.264 and our VPx technologies. We believe that our VPx technologies have the same advantages over VC1 as they do over H.264. Microsoft’s practices have caused, and may continue to cause, pricing pressure on our revenue generating products and services and may affect usage of our competing products and formats. Microsoft’s marketing and licensing model has in some cases led to, and could continue to lead to, longer sales cycles, decreased sales, loss of existing and potential customers and reduced market share. In addition, we believe that Microsoft has used and may continue to use its financial resources and its competitive position in the computer industry to secure preferential or exclusive distribution, use and bundling contracts for its media delivery technologies, and products with third parties, such as ISPs, content delivery networks, content providers, entertainment and media companies, VARs and OEMs, including third parties with whom we have relationships.

The Microsoft® DRM (digital rights management) product, which prevents unauthorized copying and re-distribution of proprietary content, is widely accepted among movie studios and others in the content industry. Unfortunately, Microsoft’s DRM does not integrate well with non-Microsoft video and audio software, such as ours. We believe that the latest generation of codec technology, which includes VP7, is superior to Microsoft’s video compression software. We also believe that companies could become more comfortable with using DRM technology produced by companies other than Microsoft.

Although we expect that competition from Microsoft, H.264 developers, and others will continue to intensify, we expect that our video compression technology will remain competitive and that our relatively small size will allow us to innovate in the video compression field and respond to emerging trends more quickly than monolithic organizations like Microsoft and the MPEG consortium. We focus on developing relationships with customers who find it appealing to work with a smaller company that is not bound by complex and rigid standards-based licenses and fee structures and that is able to offer sophisticated custom engineering services. We believe our ability to provide both our VPx codecs and standards based codecs has positioned us uniquely as a one stop shop for the implementation of multiple codecs on a variety of devices.

Another one of our primary businesses is the development and marketing of digital electronic hardware designs (known as register transfer level designs or RTL) of video and audio codecs to manufacturers of computer chips and multimedia devices. A licensee of our RTL design might use that product to implement a video decoder on the licensee’s chip, and the decoder would be built into the circuitry of the licensee’s chip. One of the factors affecting our hardware business is our ability to develop efficient RTL designs that minimize the physical area of a chip devoted to our designs. Increasing the surface area of a chip increases the manufacturer’s production costs. Our ability to produce RTL designs that require less surface area than our competitors’ designs results in lower production costs for our licensees and gives us a competitive advantage.

Another factor affecting our hardware business is our reputation for producing reliable products that have been thoroughly tested, are accompanied by good documentation, and are supported by a strong technical support team. Chip and device manufacturers that are potential customers for our hardware products, develop the products with which they will integrate our RTL designs. Our technology is hard-wired into chip circuitry rather than loaded as software. In connection with high volume chip production, the per-unit price of a specialized chip that has had multimedia support built into the chip can be substantially less than the costs of using a more powerful software-upgradable digital signal processor (DSP). However, any errors in the software operating on a DSP can be relatively easily corrected through a software upgrade or patch, while errors that have been hardwired into a circuit are more difficult, and may be impossible, to correct. Because customers for our RTL designs will invest a great deal of time and money into the designs, our reputation as a well-established provider of reliable, well-supported RTL designs is an important factor in our continuing success.

As multimedia content has proliferated on the Internet, manufacturers of mobile devices such as cell phones and personal media players (PMPs) have expanded their product lines to support playback and creation of that content. As noted above, in general, manufacturers have two options to add multimedia support to their devices. They can use either a specialized chip that has multimedia support hard-wired into it (RTL) or a more powerful DSP that can run software to provide the necessary multimedia functions. Hardware implementations that require RTL designs such as ours offer a number of advantages over DSPs with software layers:

•	RTLs are cheaper to produce in high volumes;

•	They use less energy, which prolongs battery life of mobile devices;

•	They produce less heat, which has important implications for, among other things, circuit design; and

•	They allow for simultaneous encoding and decoding of HD video content.

But there are also disadvantages to hardware implementations of multimedia tools:

•	Initial implementation costs are high; and

•	Hardware implementations are generally not upgradeable.

Similarly, software-upgradable DSPs offer certain advantages:

•	Modifying software to operate on a DSP is easier and less expensive then implementing the software in hardware, reducing initial project costs and speeding deployment;

•	DSPs do not require costly re-designs and re-tooling to operate new software; and

•	They are more easily upgradeable.

But they also have certain disadvantages:

•	Per-chip costs are higher than pure hardware solutions as volumes increase; and

•	The increased processor power required to operate diverse software increases heat and power consumption.

Manufacturers that want to maintain the ability to upgrade mobile devices and PMPs to support new multimedia software may opt for DSPs rather than hardware solutions, which could impact our business of licensing hardware codecs. Nevertheless, we believe that even if manufacturers do choose to use DSPs in their devices, it is likely that many will continue to implement hardware codecs alongside the DSPs to take advantage of the efficiency of those hardware implementations. In addition, support for DSPs on multimedia devices would have the benefit of making those devices more easily upgraded to new generations of our TrueMotion codecs. We are continuing to monitor this trend and make the adjustments to our business model necessary to address changing markets.

Our Technology, Products and Services

We have designed our software technology to deliver the highest-quality video at the lowest possible data rates and to encode (compress) and decode (decompress) video on comparatively low-powered chips suitable for consumer electronics products. We currently develop and license a number of products related to our TrueMotion line of codecs and TrueCast® line of server and player products for proprietary networks, the Internet and consumer electronic industries. The licensing of our proprietary TrueMotion codec and TrueCast server technology has accounted for 1%, 19%, and 44% percent of our revenue for the fiscal years ended December 31, 2007, 2006 and 2005, respectively.

We also develop and license a number of products used for encoding video in the Adobe Flash 8 video format, which is used in the Flash 8 and Flash 9 video players. We market these products, which include software packages for end users and software development kits for use by developers, as part of our Flix product line. The licensing of our Flash encoding products has accounted for 41%, 64% and 29% percent of our revenue for the fiscal years ended December 31, 2007, 2006 and 2005, respectively.

Finally, our Hantro embedded product line consists of hardware (RTL) and software implementations of video and audio codecs that are largely intended to be operated on mobile cellular devices. The Hantro products are highly optimized and efficient designs aimed at minimizing both implementation costs and energy usage on devices.

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

VP7 Codec

We introduced the official version of our TrueMotion VP7 codec in early March 2005. Like prior versions of the TrueMotion codecs, VP7 shows a marked improvement over its predecessors, producing up to a 30% image quality improvement over VP6. Like its predecessor, in objective PSNR tests, VP7 shows better performance than its main competitors, including Windows Media 9, Real 10, and MPEG-4-compatible codecs at data rates ranging from dial-up (28.8 Kbps) to DVD and HD. In addition, VP7 regularly outperforms all but the best implementations of H.264 across data-rates and is highly competitive with the most advanced H.264 implementations. As with VP6, VP7 also supports real-time encoding at full D1 resolution. We have made significant progress – much of it in 2006 – in having VP7 implemented on DSPs, and VP7 currently operates on a number of chips across a range of resolutions.

TrueMotion Encoder Products

Our Encoder enables content owners to re-master and compress their assets efficiently into the VP6 or VP7 format at their own convenience. The Encoder is a key tool for users looking to develop content for our TrueMobile™ video products. Beginning with capturing uncompressed video through high quality SDI inputs, users can create an optimized digital file using our proprietary re-mastering tools. These tools are geared toward the video professional who wants exact control over the optimization process. Once the raw file has been optimized, our compression software has the capability to create multiple data rate compressed files.

TrueMobile Mobile Video Products

On2’s partnership in late 2005 with China Transport Telecommunications Broadband Network Service Co., Ltd. (CTTnet) of Beijing, China to develop jointly mobile video products marked the launch of On2’s TrueMobile mobile video platform. Research and development that On2 did in the Symbian and Smartphone Mobile environments formed the foundation of the first commercial TrueMobile products, which are based on On2’s VP7 TrueMotion technology.

TrueCast Server Software

TrueCast Server Software is designed to take full advantage of our industry-leading TrueMotion line of codecs and to guarantee the smoothest delivery of compelling multi-media presentations over private networks (e.g., set-top boxes), embedded platforms or the Internet.

TrueCast comes optimized in two manners: one for transport using our own proprietary protocol, TrueCast Transport Protocol (TTP), and the other for RTSP/RTP to various set-top box platforms. TrueCast and VP6/VP7 are an ideal combination for low-bit-rate Video-On-Demand systems. Our TrueCast Servers and our encoder provide the necessary tools for high-quality video over low speed IP connections.

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

Integrations of TrueMotion Codecs on Chips

VP6, VP7 and earlier generations of On2’s TrueMotion codecs have been ported onto a variety of digital signal processing chips (DSPs) and other integrated circuits. DSPs, video chips (video ICs), and systems-on-a chip (SOCs) are the computer processing chips and components frequently used in consumer products such as DVDs, portable media players, mobile phones, set-top boxes and personal digital assistants. The VP6 and VP7 decoders currently run on a wide range of DSPs at various resolutions, and the VP6 encoder operates on several DSPs as well. We and several third parties are also working to port the VP6 and VP7 decoders and encoders to a number of DSPs and other chips. Our recent high-profile implementations by Adobe/Macromedia, Skype and others have greatly increased the incentive for chip manufacturers to quickly implement our codecs on their chips. We believe that by porting to these platforms, we will facilitate the use of On2’s codec in mobile phones, portable media players, set-top boxes and other consumer device deployments where the availability of low-cost chips is important.

Encoding Tools for Customer Formats

In 2005, we entered the business of selling video encoding software that allows users to encode video in the Adobe Flash 8 format, which uses On2’s TrueMotion VP6 technology. The licensing of our Flash encoding tools accounted for 41%, 64%, and 29% of our revenue for the fiscal years ended December 31, 2007, 2006 and 2005, respectively.

We launched our encoding software business as part of our strategy to capitalize on our customers’ successful deployments of products that incorporate our technology. In particular, we believed that the inclusion of our technology in the widely-distributed Adobe Flash player represented a significant opportunity for us. We acquired the Flix line of Flash encoding software from Wildform, Inc. to further our plan for rapidly establishing a significant business of marketing Flash encoding tools.

We sell two types of Flash encoding tools. We distribute end-user software, such as our desktop Flix encoding tools (Flix Pro and Flix Standard) and our Flix Engine software, which can operate in desktop or server environments. These products allow users to convert and/or encode video in Flash 6, 7 and 8 formats. We also sell Flash encoder software development kits (SDKs) that allow customers to enable their products to encode in and decode from the Flash format. These products include our Flix SDK for DirectShow®, and our Flix SDK for Live Video. The SDKs can be integrated with our customers’ applications to enable file-based and live Flash video encoding directly with such applications.

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

Hantro™ 8170 Video Decoder

The Hantro 8170 multi-format hardware provides format and resolution support to enable many types of video applications. The 8170 is significantly more power efficient than any commercially available DSP based solution and encompasses the latest in hardware design techniques to deliver improved performance and power utilization in a minimal silicon area. The 8170 utilizes dynamic clock gating, which de-activates the clock for functions when they are not required, thereby reducing power consumption. When combined with the Hantro 6280 the 8170 offers a full codec solution. The 8170 supports numerous formats, including the H.263, Spark, MPEG-4, H.264, VC-1 and JPEG. The 8170 supports resolutions from QCIF to 1080p.

Hantro 8190 Video Decoder

The Hantro 8190 multi-format hardware provides format and resolution support to enable many types of video applications. The 8190 is significantly more power efficient than any commercially available DSP based solution and encompasses the latest in hardware design techniques to deliver improved performance and power utilization in a minimal silicon area. The 8190 utilizes dynamic clock gating, which de-activates the clock for functions when they are not required, thereby reducing power consumption. When combined with the Hantro 6280, the 8190 offers a full codec solution. The 8190 supports numerous formats including the H.263, Spark(r), MPEG-4, H.264, VP6, VC-1 and JPEG. The 8190 supports resolutions from QCIF to 1080p.

Hantro 7190 Video Decoder

The Hantro 7190 multi-format hardware provides format and resolution support to enable many types of video applications. The 7190 is significantly more power efficient than any commercially available DSP based solution and encompasses the latest in hardware design techniques to deliver improved performance and power utilization in a minimal silicon area. The 7190 utilizes dynamic clock gating, which de-activates the clock for functions when they are not required, thereby reducing power consumption. When combined with the Hantro 6280, the 7190 offers a full codec solution. The 7190 supports numerous formats, including the H.263, Spark, MPEG-4, H.264, VC-1 and JPEG. The 7190 supports resolution forms QCIF to 720p.

Hantro 6280 Video Encoder

The Hantro 6280 multi-format encoder core processes up to 1280 x 720 (720p) resolution video at 30 frames per second. The 6280 is designed for battery operated devices such as mobile phones and digital cameras. The 6280 combines ultra low power consumption with high resolution and broad format support. The 6280 incorporates a proprietary indexed full search motion estimation algorithm, which reduces clock cycle requirement without affecting video quality. When combined with the Hantro 8170 or the Hantro 7190, the 6280 offers a full codec solution. The 6280 supports numerous formats, including the H.263, MPEG-4, H.264 and JPEG and supports resolutions from QCIF to 720p.

Hantro 9100 Multi-Format Decoder

The Hantro 9100 multi-decoder combines three of the most dominant video formats used to deploy video on the web. The 9100 is optimized for integration with ARM Powered® mobile handsets, providing chip and device manufacturers with a cost efficient off-the-shelf solution for supporting Flash video. The 9100 reduces the power required for video playback and saves battery life. The 9100 delivers CIF 30fps performance in approximately 100MHz on ARM9 CPUs for Spark based Flash video, and 170MHz in ARM11 for On2 VP6 and H.264 codecs. The 9100 multi-decoder achieves VGA resolution full motion playback by using the ARM NEON media processing extensions to the Cortex-A8.

Hantro 8100 Sorenson

The Hantro 8100 is a fully optimized Sorenson Spark decoder for enabling Flash video playback in handheld devices. The 8100 is comparable to the Hantro 4100 H.263 decoder in quality and performance but is mobile compatible for Flash 6 and Flash 7 based video content. As a standard ANSI C implementation, the 8100 is available for various processor cores such as the ARM, Intel, MIPS and ARC, and the optimized versions are available for ARM11 (SIMD) and Intel PXA (MMX).

Hantro 7100 VC-1 Decoder

The Hantro 7100 decoder enables support for capability classes from A to C at various IP-IRDs in ARM9 and ARM11 CPU based devices. The 7100, therefore, fulfills the requirements set by the upcoming DVB-H standard for mobile TV. In addition, the 7100 complies with the widely adopted Microsoft Windows Media Video (WMV) format and is suitable for implementing a full Windows Media player in a wireless handheld device. The 7100 is a pure ANSI C implementation, allowing portability to different processor cores such as Intel, ARC and MIPS.

Hantro 6200 H.264/AVC Encoder

The Hantro 6200 encoder is fully optimized for ARM9 and ARM11 SIMD instruction sets. It may also be complied and further optimized for any typical mobile processor core such as Intel, ARC and MIPS when used as a pure ANSI C implementation the code. The 6200 supports four different encoding modes, allowing the optimal adaptation to available processing power. The 6200’s lowest encoding level has the least complexity and therefore places a minimal load on the CPU, whereas the highest level, providing the best video quality, has the highest requirement for CPU resources. The 6200 is delivered with Hantro's standard Application Programming Interface (API) or an operating system specific interface implementation such as Symbian MDF, Microsoft DirectShow, and OpenMax IL.

Hantro 6100 H.264/AVC Decoder

The Hantro 6100 decoder is targeted for implementing 3GPP, DVB-H and DMB based video applications in a mobile handset. The 6100 is fully compliant with H.264 Baseline profile and has been thoroughly tested for interoperability in IMTC and MPEGIF. Highly optimized code allows standard 3GPP services (QCIF, 15fps) to be implemented even low power ARM7 cores where as higher performance applications like DVB-H and DMB mobile TV playback can be implemented in existing handset based on the ARM9 family of processor cores. As a pure ANSI C implementation, the 6100 is portable to different processor cores such as Intel, ARC and MIPS.

Hantro 4200 MPEG-4 / H.263 Encoder

The Hantro 4200 is fully compliant with 3GPP specifications and has been interoperability tested in IMTC and MPEGIF. The 4200 enables video applications like camcorder (MMS) and video telephony. As a standard ANSI C implementation, the 4200 is available for various processor cores such as the ARM, Intel, MIPS and ARC.

Hantro 4100 MPEG-4 / H.263 Decoder

The 4100 is fully compliant with 3GPP specifications and has been thoroughly interoperability tested in IMTC and MPEGIF. The 4100 enables video applications like realtime streaming, video telephony and local video playback. As a standard ANSI C implementation, the 4100 is available for various processor cores such as the ARM, Intel, MIPS and ARC.

Hantro DirectShow

Hantro DirectShow filters provide decode support for MPEG-4, H.263, Sorenson Spark, H.264/AVC and On2 VP6 video standards, GSM-AMR and AAC+ audio support, .3gp / .mp4 file format and 3GPP compliant streaming by enabling the fast deployment of multimedia applications in Windows based devices. As individual DirectShow compatible filters (DLL), these modules can be used alongside other formats and components, providing total flexibility for application development and aftermarket feature enhancement.

Software AMR-NB Encoder and Decoder

The AMR-NB audio encoder and decoder are targeted for mobile video messaging, streaming and telephony applications. These modules are available individually, as a full codec or incorporated as part of a complete multimedia solution. The modules are implemented in ANSI C, and may be ported to any processor environment.

Enhanced aacPlus Codec (HE AAC v.2)

Provided by Coding Technologies, the Enhanced aacPlus audio codec is utilized for embedded application in resource limited environments while maintaining quality, performance and optimization. MPEG-4 aacPlus is the combination of three MPEG technologies including Advanced Audio Coding (AAC), Coding Technologies' Spectral Band Replication (SBR) and Parametric Stereo (PS) technologies. SBR is a unique bandwidth extension technique which enables audio codecs to deliver the same quality at half the bit rate. PS significantly increases the codec efficiency a second time for low bit rate stereo signals. The supported platforms for the encoders include Win32, Linux, MacOS X, ARM, TI, Motorola and other DSPs.

Multimedia Application Development Platform

The Hantro development platform enables the fast deployment of applications such as: local video player, network streaming player and camcorder by speeding application development, device integration and upgrades. The platform features a completely modular design and offers high level application programming interfaces and wrapper interfaces for user interface development and device integration. Reference platforms are available for Windows CE, Pocket PC, Windows Mobile 5.0, Nucleus, Palm OS, eLinux, ARM Linux and uCos (MicroC/OSII).

Application development for Freescale i.MX and MXC Processors

Combining Hantro hardware video accelerators (integrated in i.MX and MXC processors) with additional technology modules and application logic, the application development platform enables high quality video with longer battery life. Available to license pre-ported off-the-shelf, it is interoperability proven and performance optimized.

Hantro Embedded Development Services

On2's Hantro Embedded Development Services combines knowledge of hardware codec cores and experience in solving the challenges of multimedia integration and software development to help minimize project risk and realize target revenues faster.

Services

In addition to licensing our software, we offer a variety of custom engineering and consulting services to our customers. Fees derived from engineering, consulting and support services accounted for 6%, 8%, and 4% of our revenue for the years ended December 31, 2007, 2006 and 2005, respectively. In particular, we offer the following services:

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

Encoding

We provide encoding services for customers, although this business has significantly contracted as a component of our total revenue. These services consist of the conversion of archival video and audio content into formats for delivery to end users.

Research and Development

The primary focus of our research and development activities is to advance and expand upon our core codec technology, which improves the video experience for end users and to improve the design, performance and quality of our digital electronic hardware. In addition, we devote significant research and development time implementing our software on mobile platforms or in new operating environments. Our research and development efforts have enabled us to provide quality video compression and decompression at lower broadband data rates (e.g., DSL) and certain narrowband data rates (e.g., dial-up and cell phone). Our research in new platforms or operating environments also regularly results in commercial products that may become a significant source of revenue. We believe that continued advances in our technology are key to the success of our business. Consequently, we devote a substantial portion of our resources to our research and development efforts. Research and development expenses, excluding equity-based compensation, for the years ended December 31, 2007, 2006 and 2005 were $3,833,000, $972,000, and $1,035,000, respectively.

Distribution Methods

Our business consists of developing and marketing our software-based technology products, our digital electronic hardware designs and related services. We generally sell our software to companies that will integrate the software with their products or distribute the software themselves in connection with their services, and we license our hardware video codec to companies that incorporate our technology into the semi-conductors and devices. Our software customers usually download copies of software that they have purchased by online file transfer, although we will send them a CD-ROM containing the software at their request.

We generally sell our digital electronic hardware designs to manufacturers of computer chips and multimedia devices. We work closely with our embedded video customers to apply our hardware video codec to their application and license that embedded video solution to them. We usually provide our engineering and consulting services and our product support from our own facilities.

Sales and Business Development

Our sales and business development departments aim to build relationships that fall into two basic categories: hardware and software product licensing and professional services. Our sales and business development departments focus on engaging chip-set and device manufacturers, cable and telecommunication companies, manufacturers of hardware platforms for consumer electronic and wireless devices and manufacturers of video-enabled products targeted at commercial and government users. We seek to license our compression software to manufacturers of video or video-enabled equipment and providers of video services, and we seek to encourage developers of chip-sets and software platforms to integrate our codecs within their products. We also seek to license our embedded video hardware technology to chip-set and device manufacturers. Additionally, our teams focus on selling licenses for our encoding and streaming software to content providers who are delivering video over proprietary networks and to IP-based end users. Our professional services are usually incident to our product licensing.

International

We believe that we are well positioned to selectively expand our business into other countries. We have focused in particular on identifying and capitalizing on opportunities in Asia and Europe. To that end, in the past year we have engaged a number of overseas sales consultants, support contractors and resellers, and we have thus significantly increased the number of staff focused on sales in Europe and Asia. In addition, we have dramatically increased our participation at international tradeshows and conferences.

For the years ended December 31, 2007, 2006 and 2005, foreign customers accounted for approximately 45%, 40%, and 27%, respectively, of total revenue. These customers were primarily located in Asia and increasingly in Europe after our acquisition of Hantro.

Europe

Prior to our acquisition of Hantro, we did not have the same success in Europe that we had in Asia. Hantro has a well established market position in Europe and has close customer and partnership relationships with major phone and OEM vendors in Europe, as well as with leading wireless operators. For the year ended December 31, 2007, revenue, net of on-line sales and post contract customer support of approximately $1,600,000, generated from customers located in Europe and the Middle East was $2,230,000 with 29% from Finland, 36% from the UK and France and 4% from Spain. For the year ended December 31, 2006, revenue generated from customers located in Europe was $266,000 with 80% from the Netherlands, 12% from Italy and 8% from the UK, which includes two months of revenue from Hantro. For the year ended December 31, 2005, revenue generated from customers located in Europe was $25,000 all of which was from the Netherlands.

Asia

We believe that Asia, with its numerous broadband networks and high penetration for mobile devices, is one of the strongest markets for our products. Our international sales and business development efforts have been primarily focused in this region to date. Our subsidiary, The Duck Corporation, has significant name recognition in Asia, especially among video game developers, and we continue to enjoy a favorable reputation in Asia based on our history in that market. We have recently significantly expanded the resources we are devoting to sales and marketing in Asia, particularly in Japan, Korea and China, by engaging regional marketing specialists and sales and support consultants and by seeking to increase the number of resellers we have operating in those territories. To date, we have signed reseller agreements for a number of Asian markets, including China, Japan, Korea, Hong Kong, Taiwan and Singapore. For the year ended December 31, 2007, revenue generated from customers located in Asia was $3,124,000, with 28% from Japan, 20% from Korea, 34% from Taiwan and 10% from China. For the year ended December 31, 2006, revenue generated from customers located in Asia was $1,868,000, with 31% from Japan, 42% from Korea and 27% from China. For the year ended December 31, 2005, revenue generated from customers located in Asia was $551,000, with 48% from Japan, 23% from Korea, 21% from China and 9% from Singapore. Furthermore, Hantro has a significant presence in North East Asia, with over 30 customers and several reputable System-On-Chip vendors. Asia contributed to over one-third of Hantro’s revenue for 2007.

Location of Assets and Operations

Prior to the acquisition of Hantro, all of our assets and operations were based within the United States, except for two research and development employees located in the United Kingdom. Hantro has assets and operations located primarily in Finland, and has sales operations in Korea, Japan, Taiwan, Germany, Hong Kong, Mainland China, and the United States.

Competition

We believe that the principal competitive advantage of our code TrueMotion video compression technology is our ability to deliver video that is comparable or superior in quality to other compression technologies at significantly lower data rates. In the streaming video market, this attribute significantly reduces the amount of bandwidth necessary to deliver video of similar quality and allows our customers to realize a greater profit on their video delivery initiatives by either:

•	lowering the amount of bandwidth that customers need to deliver video;

•	allowing customers to deliver video to more users without increasing bandwidth; or

•	permitting customers to deliver good-quality video at lower data rates than those at which other video codecs can operate effectively.

Increased compression offers similar advantages in storage of video files, enabling customers to:

•	store video at a set resolution using less storage capacity than required by competitive compression software;

•	store more video at a set resolution in a given storage space than competitive compression software; and

•	store more video of a higher quality in a given storage space than competitive compression software.

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

We believe that the principal competitive advantage of our digital electronic hardware designs is our ability to produce designs that require less surface area than competitors’ designs. In addition, our reputation for producing reliable products with good documentation and strong technical support is important to our competitive advantage in the embedded technology market.

Our business is highly competitive and affected by rapid change. We believe that the principal competitive factors in our business include technological innovation, versatility of products, pricing, availability of content, ease of integration with and availability of use on low-cost processors, customer service, service offerings and the flexibility to adapt to changing market conditions. Our video compression technology competes with that of companies such as Microsoft and RealNetworks and with standards-based codecs such as MPEG-2, H.264, MPEG-4 and several codecs that position themselves as “MPEG-4-based”. Companies such as Apple, Inc. and DivX, Inc. also have popular players that they have derived from standards-based technology; Apple’s QuickTime® player is based on H.264, and DivX® uses a variants MPEG-4 and H.264. In the market for mobile video players, our newly-developed On2 TrueMobile products compete with products from companies such as MobiTV, Inc., GoTV, PacketVideo and SmartVideo. Our server technology faces competition from products marketed by RealNetworks, Microsoft and other companies and various open source server technology. Our embedded technology competes with companies such as Chips & Media, Inc., Techno Mathematical Co., LTD, and videantis GmbH.

The size of our company and the fact that we have developed a proprietary, non-standards-based video codec both help and hinder our ability to compete. Companies such as Microsoft and RealNetworks benefit from name recognition that in the past we have not enjoyed. Microsoft is also able to use its market power to support aggressive pricing on its products that compete with ours. There are three major standards-based codecs - MPEG-2, H.264 and the less widely-adopted MPEG-4; in addition, Microsoft was instrumental in establishing a standard, named VC1, based on its Window Media 9 technology. With respect to standards-based codecs, there are numerous developers programming to those standards, and there are certain customers that prefer to license standards-based codecs. In addition, because of significant adoption of standards-based codecs and Windows Media 9, there are a number of chip manufacturers that have designed low-cost chips designed to operate with those codecs. The availability of a range of chips means that potential customers of standards-based codecs or Windows Media 9 may not have to incur added cost or experience delays if they choose to use those codecs in their products.

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

We enjoy several advantages in our business of marketing optimized standards-based codecs for the embedded market and, in particular, licensing RTL designs for hardware implementations of those codecs. We have a reputation for producing reliable, high-quality technology and providing high quality technical support for those products. Because of the high costs of developing embedded technology and the huge number of units that our customers may deploy containing, that reputation gives us a valuable competitive advantage. In addition, we develop very efficient embedded designs, which can reduce our customers costs of implementing our technology and can minimize increased power consumption for our customers’ products. Our continued ability to develop such efficient designs has in the past given us an additional advantage over our competitors.

Customers

Our customers, and the potential customers of our resellers, fall into several categories. The customers for our TrueMotion video compression technology and Flash encoding software development kits typically are either software or hardware developers who want to enable their products to store or transmit digital video, or providers of online services that want to add video capabilities to their services. The customers who purchase our Flix Flash encoding tools span the spectrum from individual users to business users, who range from small businesses to large enterprises, such as content providers, operators of UGC sites, and Internet advertising firms who may license single or multiple units of our end user products or copies of our SDKs for use in large-scale deployments. For our Hantro embedded technology business, we generally market our products either to chip companies who will use our technology to develop multimedia-enabled chips to be sold to mobile and device manufacturers, or to the mobile and device manufacturers themselves. Finally, the customers for our engineering services are generally customers of our TrueMotion video compression technology or our Hantro embedded technology who need assistance customizing that technology to work on a certain platform or need us to modify our software to work with their software. In addition, we have begun to provide a growing range of engineering services to customers who have requested customization of our Flash encoding software.

For the year ended December 31, 2007, there were no customers that accounted for 10% or more of the Company’s total revenue. For the year ended December 31, 2006, one customer accounted for 10% of the Company’s total revenue. For the year ended December 31, 2005, two customers accounted for 20% and 11%, respectively, of the Company’s total revenue.

As of December 31, 2007, two customers accounted for 18% and 12% of gross accounts receivable. As of December 31, 2006, four customers accounted for 13%, 12%, 11% and 10% of total accounts receivable. As of December 31, 2005, four customers accounted for 18%, 20%, 11% and 11% of total accounts receivable.

Intellectual Property

We regard much of our technology as proprietary and try to protect it by relying on trademarks, copyrights, patents, trade secret laws and confidentiality agreements. We view our copyrights, service marks, trademarks, trade secrets, proprietary technology and similar intellectual property as critical to our success. We currently hold eight U.S. patents and have four U.S. patent applications pending, five international patent applications pending, and two international patent applications published. Hantro currently has four U.S. patent applications pending, eight Finnish patents, two foreign (non-Finnish) patent applications pending, and four foreign (non-Finnish) patent applications published. We believe that the patents that are currently issued are material to our business and anticipate that our pending patents will also be of importance to us. While we try to ensure that the security of our intellectual property is maintained through these measures, there can be no assurance that steps we have taken and continue to take to protect our proprietary rights will be adequate or that third parties will not infringe on our intellectual property. In addition, there can be no assurance that third parties will not assert infringement claims against us which, even if not meritorious, could result in the expenditure of substantial resources and management effort.

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

Within the last two years, we have faced several efforts to produce open source versions of our software. These efforts involve attempts to evade our copyright and other intellectual property protection by developing software that works with our codec but that purports not to rely on our software code. The newly-developed software is then generally distributed under one of the common open source licenses, such as the GNU General Public License or Lesser Public License. Although open source software that has been reverse engineered from proprietary software in a clean room environment (i.e., without reference to the proprietary source code) may avoid violation of copyright protection, it nevertheless is generally viewed as not avoiding patent protection for techniques used in the software. In the face of these efforts, it has therefore become increasingly important for us to pursue patent protection for our technology, since we could demand that users of open source versions of our software acquire patent licenses from us.

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

Employees

As of December 31, 2007, we had 114 full-time employees. Of the total employees, 79 were engineering and product development personnel, 18 were sales and marketing personnel and 17 were general and administrative personnel.

Our employees located in Finland are represented by a labor union, and we consider our relationships with all of our employees to be good. We supplement our work force from time to time with contractors, administrative personnel through employment agencies and part time employees.

Where You Can Find More Information About Us

Our principal executive offices are located at 21 Corporate Drive, Suite 103, Clifton Park, New York 12065, and our telephone number at that location is (518) 348-0099. We file reports with the Securities and Exchange Commission (SEC), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Additionally, information about us, including our reports filed with the SEC, is available through our website at http://www.on2.com. Such reports are accessible at no charge through our web site and are made available as soon as reasonably practicable after such material is filed with or furnished to the SEC. The contents of our website are not incorporated by reference into this Form 10-K.

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

Our recent acquisition of Hantro could expose us to new risks, disrupt our business, and adversely impact our results of operations.

On November 1, 2007 we completed the acquisition of Hantro Products Oy (“Hantro”), a Finnish corporation. The integration of Hantro may divert the attention of management and other key personnel from other core business operations, which could adversely impact our financial performance in the near term. Moreover, the integration of Hantro’s operations into our company will require expansions to our system of internal controls over financial reporting. Any failure to successfully operate and integrate Hantro could have an adverse effect on our operations.

Additional goodwill reported on our balance sheet as a result of our acquisition of Hantro may become impaired at a future date and accordingly require us to record a loss in the amount of the impairment in our results of operations.

The valuation of the Hantro acquisition for accounting purposes has been completed. The asset allocation is as follows:

Fair Value

Purchased Technology	$10,214,000
Customer Relationships	4,074,000
Trademarks	2,991,000
Goodwill	36,075,000
Net Tangible Liabilities Assumed	(3,853,000)

Purchase Price	$49,501,000

Under generally accepted accounting principles, we will test the goodwill amount at regular intervals to determine whether the value of Hantro exceeds this amount. To the extent that it does not, we will be forced to make a corresponding reduction in the carrying value of its goodwill, and will also be required to take a corresponding charge against earnings for the period in which we recorded the impairment. The size of the impairment could be significant, and could have a material adverse effect on the business and financial position of us, as well as on the trading price of its shares.

We may fail to realize the benefits expected from the business combination with Hantro, which could adversely affect the value of our common stock.

The business combination involves the integration of On2 and Hantro, two companies that have previously operated independently. On2 and Hantro entered into the Share Exchange Agreement with the expectation that, among other things, the business combination would enable the combined company to consolidate support functions, leverage its research and development, patents and services across a larger base, and integrate its workforce, to create opportunities to achieve cost savings and to become a stronger and more competitive company. Although we expect significant benefits to result from the business combination, there can be no assurance that the combined company will actually realize these or any other anticipated benefits of the business combination.

The value of our common stock may be affected by our ability to achieve the benefits expected to result from the business combination. The combined company currently operates in several countries, with a combined workforce of approximately 114 employees. Achieving the benefits of the business combination will depend in part upon meeting the challenges inherent in the successful combination and integration of global business enterprises of the size and scope of On2 and Hantro. The challenges involved in this integration include the following:

•
demonstrating to our customers that the business combination has not and will not result in adverse changes to our ability to address the needs of customers, or the loss of attention or business focus;

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

If we do not successfully manage these issues and the other challenges inherent in integrating businesses of the size and complexity of On2 and Hantro, then we may not achieve the anticipated benefits of the business combination and our revenues, expenses, operating results and financial condition could be materially adversely effected. For example, goodwill and other intangible assets could be determined to be impaired which could adversely impact our financial results. The successful integration of the combined company businesses is likely to require significant management attention both before and after the completion of the business combination, and may divert the attention of management from our business and operational issues.

Uncertainties associated with the business combination may cause a loss of employees and may otherwise materially adversely affect our business and operations.

Our future success will depend in part upon our ability to retain our key employees. In some of the fields in which we operate, there are only a limited number of people in the job market who possess the requisite skills. We have experienced difficulty in hiring and retaining sufficient numbers of qualified engineers in parts of our business. Current and prospective employees may experience uncertainty about their post-business combination roles with the combined company. This may materially adversely affect our ability to attract and retain key management, sales, marketing, technical and other personnel. In addition, key employees may depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the combined company following the share exchange. The loss of services of any key personnel or the inability to hire new personnel with the requisite skills could restrict our ability to develop new products or enhance existing products in a timely manner, to sell products to customers or to effectively manage our business.

In May 2008, our management identified three material weaknesses in our internal control over financial reporting and, as a result, has concluded that our internal control over financial reporting and our disclosure controls and procedures were ineffective as of December31, 2007. Although we are attempting to remediate these material weaknesses, if we are unable to successfully do so, or if additional material weaknesses in our internal control over financial reporting are identified or develop, we may be unable to comply with our periodic reporting requirements, accurately report our financial results, detect fraud or comply with the requirements of Section 404 of the Sarbanes-Oxley Act which could have an adverse effect on our business and our stock price.

As described in “Part II — Item 9A. Controls and Procedures” of this report, in May 2008, we identified three material weaknesses in our internal control over financial reporting as a result of which our Interim CEO and CFO concluded that our disclosure controls and procedures were ineffective as of December 31, 2007, due to the conditions that led to the identification of the material weaknesses. These material weaknesses were by identified by management during its assessment of the effectiveness of the Company’s internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 in connection with the preparation of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. As a result of these material weaknesses, our Interim CEO and CFO also concluded that our internal control over financial reporting and our disclosure controls and procedures were ineffective as of December31, 2007, due to the conditions that led to the identification of the material weaknesses. Prior to the filing of this report, we have taken certain steps to remediate these material weaknesses and are in the process of finalizing, and will present to the Audit Committee, a final plan and timetable for the implementation of remediation measures to further these material weaknesses. The Audit Committee intends to monitor such implementation. Although we anticipate that these actions will remediate the material weaknesses we have identified and strengthen our internal control over financial reporting, we cannot assure you that the finalized measures that we implement will effectively address such material weaknesses.

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

Our failure to timely file certain periodic reports with the SEC poses significant risks to our business, each of which could materially and adversely affect our financial condition and results of operations.

We did not timely file with the SEC this Annual Report on Form 10-K for the fiscal year ended December 31, 2007 or our Form 10-Q for the quarterly period ended March 31, 2008. Consequently, we were not compliant with the reporting requirements under the Exchange Act. As a result of our inability to have timely filed our periodic reports with the SEC, we have not been eligible to use a registration statement to offer and sell freely tradable securities, which prevents us from accessing the public capital markets. We may also be subject to delisting of our common stock by the American Stock Exchange. On April 15, 2008, we submitted a proposed compliance plan to the AMEX, and on April 30, 2008, the AMEX granted an extension of the filing deadline of this 2007 10-K to June 30, 2008. While the compliance plan is in effect, On2 is required to advise the AMEX of new developments regarding the ongoing inquiry, progress with respect to initiatives of the plan and to respond to any particular questions the AMEX may raise. We may also be subject to enforcement action by the SEC or shareholder lawsuits. Any of these events could continue to materially and adversely affect our financial condition and results of operations. This 2007 Form 10-K filing is expected to be followed by the filing of our Form 10-Q for the quarterly period ended March 31, 2008. Upon the filing of this report and our quarterly report for the quarter ended March 31, 2008, we will be current with our SEC reporting requirements.

We experienced additional risks and costs as a result of the restatement of our financial statements and the delayed filing of this annual report on Form 10-K.

As a result of the restatement of our financial data for the quarters ended June 30, 2007 and September 30, 2007and the delayed filing of this annual report on Form 10-K, we have become subject to a number of additional risks and uncertainties, including substantial unanticipated costs for accounting and legal fees in connection with or related to the restatement. It is possible that we will become involved in proceedings in the future in relation to these restatements. In connection with such potential proceedings, any incurred expenses not covered by available insurance or any adverse resolution could have a material adverse effect on us. Any such proceedings could be time consuming and distract our management from the conduct of our business. In addition, the restatement was time-consuming and required us to incur significant incremental expenses and affected management’s attention and resources. Further, the measures being implemented to strengthen our internal control over financial reporting continue to require and will likely require in the future greater management time, company resource and outside professional resources to implement and monitor.

Our success depends upon the continuing service and capabilities of our management team. The failure to retain existing management could have a material adverse effect on our business.

Our success will be dependent on our continued ability to attract, retain and motivate highly skilled employees. On June 11, 2008, Bill Joll resigned as our CEO and as a member of our Board of Directors. During his service as our CEO, Mr. Joll had established relationships with many of our customers the disruption of which, as a result of his resignation, could adversely affect our business. On June 10, 2008, the Board of Directors appointed Matthew Frost, our EVP, Legal and Business Affairs, to serve as Interim Chief Executive Officer and Chief Operating Officer upon the resignation of Mr. Joll. Mr. Joll will remain with us as an advisor to the chief executive officer until September 30, 2008 to effect a smooth transition of customer relationships and business development opportunities. The Board of Directors is currently conducting a search for a permanent CEO. Leadership transitions can be inherently difficult to manage and may cause disruption to our business or further turnover in our workforce or management team. The loss of services of one or more other members of senior management, or the inability to attract a qualified permanent CEO, would likely have a material adverse effect on our business. We are not protected by any key-man or similar life insurance for any of our executive officers.

Our operating results may be adversely impacted by worldwide political and economic uncertainties and specific conditions in the markets we address, including the cyclical nature of and volatility in the semiconductor industry.

We operate in the semiconductor industry, which is cyclical and subject to rapid change and evolving industry standards. From time to time, the semiconductor industry has experienced significant downturns. These downturns are characterized by decreases in product demand, excess customer inventories, and accelerated erosion of prices. These factors could cause substantial fluctuations in our revenue and in our results of operations. Any downturns in the semiconductor industry may be severe and prolonged, and any failure of the industry or wired and wireless communications markets to fully recover from downturns could seriously impact our revenue and harm our business, financial condition and results of operations. The semiconductor industry also periodically experiences increased demand and production capacity constraints, which may affect our ability to ship products. Accordingly, our operating results may vary significantly as a result of the general conditions in the semiconductor industry, which could cause large fluctuations in our stock price.

Additionally, in the last five years, general worldwide economic conditions have experienced a downturn due to slower economic activity, concerns about inflation and deflation, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns in the wired and wireless communications markets, the ongoing effects of the war in Iraq, recent international conflicts and terrorist and military activity, and the impact of natural disasters and public health emergencies. These conditions make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses to slow spending on our products and services, which would delay and lengthen sales cycles. We cannot predict the timing, strength or duration of any economic recovery, worldwide, or in the wired and wireless communications markets. If the economy or the wired and wireless communications markets in which we operate do not continue at their present levels, our business, financial condition and results of operations will likely be materially and adversely affected.

The current depressed general economic and market conditions could cause decreases in the demand for our products, which could negatively affect our revenue and operating results.

Downturns in general economic and market conditions such as those being experienced at present may result in customers postponing or canceling hardware or software purchasing decisions. If demand for our products decreases, our revenues may decrease and operating results would be negatively impacted.

As our international business expands, we are increasingly exposed to various legal, business, political and economic risks associated with our international operations.

We derive a substantial portion of our revenue from sales of products shipped to locations outside of the United States. In addition, Hantro, our wholly-owned subsidiary, manufactures a significant portion of its products outside of the United States and will be dependent on non-U.S. suppliers for many parts and services. We may also pursue growth opportunities in sales, design and manufacturing outside of the United States. Operations outside of the United States are subject to a number of risks and potential costs that could adversely affect revenue and results of operations, including:

•	political, social and economic instability;
•	fluctuations in currency exchange rates;
•	exposure to different legal standards, particularly with respect to intellectual property;
•	natural disasters and public health emergencies;
•	nationalization of business and blocking of cash flows;
•	trade and travel restrictions;
•	imposition of governmental controls and restrictions;
•	burdens of complying with a variety of foreign laws;
•	import and export license requirements and restrictions;
•	unexpected changes in regulatory requirements;
•	foreign technical standards;
•	difficulties in staffing and managing international operations;
•	international trade disputes;
•	difficulties in collecting receivables from foreign entities or delayed revenue recognition;
•	potentially adverse tax consequences;
•	changes in taxation and tariffs; and
•	fluctuations in currency exchange rates.

We will face uncertainties related to the effectiveness of internal controls as a result of the business combination with Hantro.

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

There can be no assurance that the integration of Hantro, and its internal control systems and procedures, will not result in or lead to a future material weakness in our internal controls, or that we or our independent registered public accounting firm will not identify a material weakness in our internal controls in the future. A material weakness in internal controls over financial reporting would require management and our independent public accounting firm to evaluate our internal controls as ineffective. If internal controls over financial reporting are not considered adequate, we may experience a loss of public confidence, which could have an adverse effect on its business and stock price.

Fluctuations in foreign currency exchange rates could negatively impact our business, results of operations and financial condition.

As an increasing proportion of our business may be denominated in currencies other than U.S. dollars, fluctuations in foreign currency exchange rates may have an adverse impact on our business, results of operations and financial condition. Our primary currency exposures are to the euro. These exposures may change over time as we change the geographic mix of our global business and as our business practices evolve. For instance, if we increase our presence in emerging markets, we may see an increase in our exposure to emerging market currencies, such as the Indian rupee. These currencies may be affected by internal factors and external developments in other countries. Also, our ability to enter into normal course derivative or hedging transactions in the future may be impacted by our current credit condition. Significant foreign exchange rate fluctuations could have material adverse effect to our business, results of operations and financial condition.

As a result of the strengthening Euro relative to the US dollar, during 2007 the revenue growth was 30% when presented in US dollars, whereas had the currency rates remained similar to those in 2006 it would have been 28%.

We may need to obtain additional cash to operate our business and to execute our business plan, and we may not achieve profitability.

Since our inception, we have incurred significant losses and negative cash flow from operations, and as of December 31, 2007, we had an accumulated deficit of approximately $131.3 million. On December 31, 2007, we had cash and investment reserves of approximately $15.1 million. During fiscal 2008, we expect to meet our working capital obligations and other cash requirements with cash derived from the sale of our products and services and from our cash reserves. There can be no assurance, however, that cash derived from the sale of our products and services will be sufficient for our operating needs or that we will be able to achieve profitability on a consistent basis, if at all. In the event that cash used in operations is higher than anticipated and we are unable to secure additional funding, in order to preserve cash, we would be required to further reduce expenditures and effect further reductions in our corporate infrastructure, either of which could have a material adverse effect on our ability to continue our current level of operations. Even if we obtain additional working capital in the near future, to the extent that operating expenses increase or we need additional funds to make acquisitions, develop new technologies or acquire strategic assets, the need for additional funding may be accelerated, and there can be no assurances that any such additional funding can be obtained on terms acceptable to us, if at all.

If we cannot generate sufficient positive cash flows from our operations, our operating results and our stock price may be negatively impacted.

Prior to our acquisition of Hantro, Hantro did not generate sufficient revenues to offset is operating costs and On2 has only generated sufficient revenues to offset its operating costs in two of the three most recent fiscal quarters. Moreover, as we continue to expand our product and service offerings to maintain our competitive advantage, we may be required to incur additional costs to hire and retain additional personnel, license complementary third party technology for use in our proprietary software or expand both our international and domestic presence to enter new markets. These costs may significantly increase our current level of monthly operating expenses. Failure to generate sufficient capital through both our revenue streams and financings may require us to execute additional corporate restructurings, scale back our product or service offerings or limit the markets into which we enter. Any of these items, or a combination thereof, could have a harmful effect on our operating results and our stock price.

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

Fluctuations in the market price of our common stock may adversely affect our access to capital and financing and our ability to attract and retain qualified personnel. Historically, our common stock price has fluctuated widely, with a 52-week range as of June 16, 2008 of $0.66 to $3.27. We expect fluctuations to continue in the future for a number of reasons, including:

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

We currently hold over eight U.S. patents and have filed four additional U.S. patent applications. We have five international patent applications pending, and two international patent applications published. Hantro has four U.S. patent applications pending, eight Finnish patents, two foreign (non-Finnish) patent applications pending, and four foreign (non-Finnish) patent applications published. However, we cannot assure you that any additional patents will be issued. Even if a new patent is issued, the claims allowed may not be sufficiently broad to protect our technology. In addition, any of our existing or future patents may be challenged, invalidated or circumvented. As such, any rights granted under these patents may not provide us with meaningful protection. We may not have foreign patents or pending applications corresponding to our U.S. patents and patent applications. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. If our patents do not adequately protect our technology, our competitors may be able to offer products similar to ours. Our competitors may also be able to develop similar technology independently or design around our patents. Some or all of our patents have in the past been licensed and likely will in the future be licensed to certain of our competitors through cross-license agreements. Moreover, because we have participated in developing various industry standards, we may be required to license some of our patents to others, including competitors, who develop products based on those standards.

Certain of our software (as well as that of our customers) may be derived from so-called “open source” software that is generally made available to the public by its authors and/or other third parties. Such open source software is often made available to us under licenses, such as the GNU General Public License, or GPL, which impose certain obligations on us in the event we were to distribute derivative works of the open source software. These obligations may require us to make source code for the derivative works available to the public, and/or license such derivative works under a particular type of license, rather than the forms of license customarily used to protect our intellectual property. In addition, there is little or no legal precedent for interpreting the terms of certain of these open source licenses, including the determination of which works are subject to the terms of such licenses. While we believe we have complied with our obligations under the various applicable licenses for open source software, in the event that the copyright holder of any open source software were to successfully establish in court that we had not complied with the terms of a license for a particular work, we could be required to release the source code of that work to the public and/or stop distribution of that work. With respect to our proprietary software, we generally license such software under terms that prohibit combining it with open source software as described above. Despite these restrictions, parties may combine our proprietary software with open source software without our authorization, in which case we might nonetheless be required to release the source code of our proprietary software.

We generally enter into confidentiality agreements with our employees, consultants and strategic partners. We also try to control access to and distribution of our technologies, documentation and other proprietary information. Despite these efforts, internal or external parties may attempt to copy, disclose, obtain or use our products, services or technology without our authorization. Also, current or former employees may seek employment with our business partners, customers or competitors, and we cannot assure you that the confidential nature of our proprietary information will be maintained in the course of such future employment. Additionally, current, departing or former employees or third parties could attempt to penetrate our computer systems and networks to misappropriate our proprietary information and technology or interrupt our business. Because the techniques used by computer hackers and others to access or sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate, counter or ameliorate these techniques. As a result, our technologies and processes may be misappropriated, particularly in countries where laws may not protect our proprietary rights as fully as in the United States.

We cannot assure you that our efforts to prevent the misappropriation or infringement of our intellectual property or the intellectual property of our customers will succeed. We have in the past been and currently are engaged in litigation to enforce or defend our intellectual property rights, protect our trade secrets, or determine the validity and scope of the proprietary rights of others, including our customers. Such litigation (and the settlement thereof) has been and will likely continue to be very expensive and time consuming. Additionally, any litigation can divert the attention of management and other key employees from the operation of the business, which could negatively impact our business and results of operations.

Intellectual property risks and third party claims of infringement, misappropriation of proprietary rights or other claims against us could adversely affect our ability to market our products, require us to redesign our products or seek licenses from third parties, and seriously harm our operating results. In addition, the defense of such claims could result in significant costs and divert the attention of our management or other key employees.

Companies in and related to the semiconductor, wireless and broadband industries often aggressively protect and pursue their intellectual property rights. There are often intellectual property risks associated with developing and producing new products and entering new markets, and we may not be able to obtain, at reasonable cost and upon commercially reasonable terms, licenses to intellectual property of others that is alleged to read on such new or existing products. From time to time, we may receive notices that claim we have infringed upon, misappropriated or misused other parties’ proprietary rights. Moreover, in the past we have been and we currently are engaged in litigation with parties that claim that we infringed their patents or misappropriated or misused their trade secrets. In addition, we or our customers may be sued by other parties that claim that our products have infringed their patents or misappropriated or misused their trade secrets, or which may seek to invalidate one or more of our patents. An adverse determination in any of these types of disputes could prevent us from manufacturing or selling some of our products, limit or restrict the type of work that employees involved in such litigation may perform for us, increase our costs of revenue and expose us to significant liability. Any of these claims may materially and adversely affect our business, financial condition and results of operations. For example, in a patent or trade secret action, a court could issue a preliminary or permanent injunction that would require us to withdraw or recall certain products from the market, redesign certain products offered for sale or under development, or restrict employees from performing work in their areas of expertise. We may also be liable for damages for past infringement and royalties for future use of the technology, and we may be liable for treble damages if infringement is found to have been willful. In addition, governmental agencies may commence investigations or criminal proceedings against our employees, former employees and/or the company relating to claims of misappropriation or misuse of another party’s proprietary rights. We may also have to indemnify some customers and strategic partners under our agreements with such parties if a third party alleges or if a court finds that our products or activities have infringed upon, misappropriated or misused another party’s proprietary rights. We have received requests from certain customers and strategic partners to include increasingly broad indemnification provisions in our agreements with them. These indemnification provisions may, in some circumstances, extend our liability beyond the products we provide to include liability for combinations of components or system level designs and for consequential damages and/or lost profits. Even if claims against us are not valid or successfully asserted, these claims could result in significant costs and diversion of the attention of management and other key employees to defend. Additionally, we may seek to obtain a license under a third party’s intellectual property rights and may grant a license to certain of our intellectual property rights to a third party in connection with a cross-license agreement or a settlement of claims or actions asserted against us. However, we may not be able to obtain a license under a third party’s intellectual property rights on commercially reasonable terms, if at all.

Our products may contain technology provided to us by other parties such as contractors, suppliers or customers. We may have little or no ability to determine in advance whether such technology infringes the intellectual property rights of a third party. Our contractors, suppliers and licensors may not be required to indemnify us in the event that a claim of infringement is asserted against us, or they may be required to indemnify us only up to a maximum amount, above which we would be responsible for any further costs or damages. In addition, we may have little or no ability to correct errors in the technology provided by such contractors, suppliers and licensors, or to continue to develop new generations of such technology. Accordingly, we may be dependent on their ability and willingness to do so. In the event of a problem with such technology, or in the event that our rights to use such technology become impaired, we may be unable to ship our products containing such technology, and may be unable to replace the technology with a suitable alternative within the time frame needed by our customers.

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

With the acquisition of Hantro, we face intense competition in the semiconductor industry and the wired and wireless communications markets, which could reduce our market share in existing markets and affect our entry into new markets.

The semiconductor industry and the wired and wireless communications markets are intensely competitive. We expect competition to continue to increase as industry standards become well known and as other competitors enter our target markets. We currently compete with a number of major domestic and international suppliers of integrated circuits and related applications in our target markets. In all of our target markets we also may face competition from newly established competitors, suppliers of products based on new or emerging technologies, and customers who choose to develop their own solutions. We expect to encounter further consolidation in the markets in which we compete.

Many of our competitors have longer operating histories and presence in key markets, greater name recognition, larger customer bases, and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than we do. These competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources to the promotion and sale of their products. In addition, current and potential competitors have established or may establish financial or strategic relationships among themselves or with existing or potential customers, resellers or other third parties. Accordingly, new competitors or alliances among competitors could emerge and rapidly acquire significant market share. Existing or new competitors may also develop technologies that more effectively address our markets with products that offer enhanced features and functionality, lower power requirements, greater levels of integration or lower cost. Increased competition has resulted in and is likely to continue to result in declining average selling prices, reduced gross margins and loss of market share in certain markets. We cannot assure you that we will be able to continue to compete successfully against current or new competitors. If we do not compete successfully, we may lose market share in our existing markets and our revenues may fail to increase or may decline.

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

To remain competitive, we must keep pace with rapid technological change and evolving industry standards in the semiconductor industry and wired and wireless communications markets.

Our future success will depend on our ability to anticipate and adapt to changes in technology and industry standards and our customers’ changing demands. We sell products in markets that are influenced by rapid technological change, evolving industry standards, frequent new product introductions, short product life cycles and increasing demand for higher levels of integration and smaller process geometries. Our past sales and profitability have resulted, to a large extent, from our ability to anticipate changes in technology and industry standards and to develop and introduce new and enhanced products incorporating the new standards and technologies. Our ability to adapt to these changes and to anticipate future standards, and the rate of adoption and acceptance of those standards, will be a significant factor in maintaining or improving our competitive position and prospects for growth. If new industry standards emerge, our products or our customers’ products could become unmarketable or obsolete, and we could lose market share. We may also have to incur substantial unanticipated costs to comply with these new standards. In addition, our target markets continue to undergo rapid growth and consolidation. A significant slowdown in any of these wired and wireless communications markets could materially and adversely affect our business, financial condition and results of operations. These rapid technological changes and evolving industry standards make it difficult to formulate a long-term growth strategy because the semiconductor industry and wired and wireless communications markets may not continue to develop to the extent or in the time periods that we anticipate. We have invested substantial resources in emerging technologies that did not achieve the market acceptance that we had expected. If new markets do not develop as we anticipate, or if our products do not gain widespread acceptance in these markets, our business, financial condition and results of operations could be materially and adversely affected.

The complexity of our products could result in unforeseen delays or expenses and in undetected defects or bugs, which could damage our reputation with current or prospective customers, result in significant costs and claims, and adversely affect the market acceptance of new products.

Highly complex products such as the products that we offer frequently contain defects and bugs when they are first introduced or as new versions are released. Our products have previously experienced, and may in the future experience, these defects and bugs. If any of our products contains defects or bugs, or has reliability, quality or compatibility problems, our reputation may be damaged and customers may be reluctant to buy our products, which could materially and adversely affect our ability to retain existing customers and attract new customers. In addition, these defects or bugs could interrupt or delay sales or shipment of our products to our customers. To alleviate these problems, we may have to invest significant capital and other resources. Although our products are tested by us, our subcontractors, suppliers and customers, it is possible that our new products will contain defects or bugs. If any of these problems are not found until after we have commenced commercial production of a new product, we may be required to incur additional development costs and product recall, repair or field replacement costs. These problems may divert our technical and other resources from other development efforts and could result in claims against us by our customers or others, including possible claims for consequential damages and/or lost profits. In addition, system and handset providers that purchase components may require that we assume liability for defects associated with products produced by their manufacturing subcontractors and require that we provide a warranty for defects or other problems which may arise at the system level. Moreover, we would likely lose, or experience a delay in, market acceptance of the affected product or products, and we could lose credibility with our current and prospective customers.

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

Consolidation of customers of our embedded devices and RTL related business may lead to a reduction of the number of our deals and reduction of revenue in these businesses.

We have recently seen consolidation of customers of our embedded devices and RTL related business. This may lead to a reduction in the number of deals and transactions we enter into as there may be fewer customers. In addition, one consolidated customer may use our products on more devices than it would have pre-consolidation, but it will not pay a proportionate increase in price for such increased usage.

Changes in government regulation of the media and wireless communications industries may adversely effect our business.

It is possible that a number of laws and regulations may be adopted in the United States and elsewhere that could restrict the media and wireless communications industries, including laws and regulations regarding customer privacy, taxation, content suitability, copyright, distribution and antitrust. Furthermore, the growth and development of the market for electronic commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies such as ours conducting business through wireless carriers. We anticipate that regulation of our industry will increase and that we will be required to devote legal and other resources to address this regulation.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Description of Property

We do not own any real property. We lease approximately 7,000 square feet of space at 21 Corporate Dr., Suite 103, Clifton Park, New York where our principal executive, administrative and engineering offices are located, at an annual rental fee of approximately $106,000. This lease expires on February 1, 2009. In addition, we lease approximately 750 square feet of space for certain of our executives and certain IT and legal staff at 580 White Plains Road, Tarrytown, New York. We pay an annual rent of approximately $53,000 for this space. This lease expires January 2011. We also lease small spaces in Cambridge, UK for an annual rental fee of $21,000 and in San Jose, California for an annual rental fee of $23,000.

The principal executive offices of Hantro, our subsidiary, are located in Oulu, Finland. Hantro leases approximately 17,000 square feet of space at Kiviharjunlenkki 1, Oulu, Finland, and pays an annual rental fee of approximately $460,000. This lease expires in November 2008. Hantro also leases office space in Finland for certain executives and certain sales managers in Kivenlahdenkatu 1, Espoo. Hantro pays an annual rent fee of approximately $25,000 for this 1,200 square feet space. This lease expires in August 2008. Hantro also leases small office spaces in Taiwan (for an annual rental fee of $19,000), Shanghai (for an annual rental fee of $18,000), Hong Kong (for an annual rental fee of $42,000), and Tokyo (for an annual rental fee of $63,000).

Management believes these facilities are all in usable condition and that these facilities are sufficient to meet our needs for the immediate future. Management also believes that these facilities are adequately covered by insurance.

Item 3.  Legal Proceedings

2006 Internal Investigation

On March 2, 2006, we filed a Form 8-K, which disclosed that we had voluntarily reported to the Securities and Exchange Commission (“SEC”) that we had undertaken an internal investigation into facts and circumstances concerning investor and other communications made by our former Chairman, Chief Executive Officer and President. We have completed our internal investigation, and, on May 5, 2006, our outside law firm submitted its final report to the Board of Directors. We subsequently delivered the report to the SEC and the American Stock Exchange on May 9, 2006. We agreed to work with the SEC and the American Stock Exchange in connection with any investigations conducted by them. We did not uncover any evidence of financial impropriety, and thus we continue to believe that the investigation will have no effect on previously filed financial statements or lead to any restatement of reported financial results.

Beijing E-World

On March 31, 2006, we commenced arbitration against our customer, Beijing E-World, relating to a dispute arising from two license agreements that we and Beijing E-World entered into in June 2003.

Under those agreements, we licensed the source code to our video compression (codec) technology to Beijing E-World for use in Beijing E-World’s video disk (EVD) and high definition television (HDTV) products as well as for other non-EVD/HDTV products. We believe that the license agreements impose a number of obligations on Beijing E-World, including the requirements that:

•	Beijing E-World pay to us certain minimum quarterly payments; and

•	Beijing E-World use best reasonable efforts to have our video codec “ported” to (i.e., integrated with) a chip to be used in EVD players.

We previously commenced arbitration regarding the license agreements with Beijing E-World. In March 2005, the London Court of International Arbitration tribunal released the decision of the arbitrator, in which he dismissed our claims in the prior arbitration, as well as Beijing E-World’s counterclaims, and ruled that the license agreements remained in effect; and that the parties had a continuing obligation to work towards porting our software to two commercially-available DSPs.

Although almost three years have passed since the conclusion of the previous arbitration, the parties have nevertheless not completed the required porting of our software to two commercially available DSPs.
Our current arbitration claim alleges that, despite its obligations under the license agreements, Beijing E-World has:

•	failed to pay us the quarterly payments of $1,232,000, which we believe are currently due and owing; and

•	failed to use best reasonable efforts to have our video codec ported to a chip.

We have requested that the arbitrator award us approximately $5,690,000 in damages under the contract and grant us further relief as may be just and equitable.

Beijing E-World has appeared in the arbitration, although it has not yet filed any responses to our filings in the proceeding. Following Beijing E-World’s appearance, it entered into an agreement with our pursuant to which Beijing E-World agreed by November 30, 2006 to pay us an amount in settlement equal to approximately 25% of the remaining unpaid portion of the license fees set forth in the license agreements. Upon payment of the settlement payment, the parties will terminate the arbitration, the license agreements will terminate, and we will release Beijing E-World from all liability arising from the matters underlying the arbitration. As of the date of filing, Beijing E-World has not paid the amount agreed for settlement.

Item 4.  Submission of Matters to a Vote of Security Holders

On October 10, 2007, we held our annual stockholders meeting at the offices of McGuireWoods LLP, 1345 Avenue of the Americas, New York, NY 10105. Our stockholders approved all proposals presented at the annual meeting. The items considered and approved at the annual meeting are described in the proxy statement dated August 30, 2007. The record date for the annual meeting was July 30, 2007. The meeting was called for the purpose of considering the following proposals:

1.	to amend our bylaws to increase the number of members of our Board of Directors to nine (9) persons (Proposal #1);

2.	to elect a board of nine (9) directors to serve until the next annual meeting of stockholders or until their successors are duly elected and qualified (Proposal #2);

3.	to approve an amendment to our Certificate of Incorporation to increase the number of authorized shares of our common stock from 150,000,000 to 250,000,000 (Proposal #3);

4.
to approve the issuance of shares of our common stock to be exchanged for all of the issued and outstanding equity securities of Hantro Products Oy, a corporation organized under the laws of Finland (“Hantro”), so that immediately after the share exchange Hantro will become a wholly-owned subsidiary of us (Proposal #4);

5.	to authorize the Board of Directors, in its discretion, to amend our Certificate of Incorporation to effect a five-for-one reverse split of our outstanding shares of common stock (Proposal #5);

6.
to approve an amendment to our Certificate of Incorporation to decrease the number of authorized shares of our common stock to 55,000,000 conditioned on the approval and implementation of Proposal No. 5 (Proposal #6);

7.	to increase the number of authorized shares under our 2005 Incentive Compensation Plan to 20,000,000 shares (Proposal #7);

8.	to ratify the election of Eisner LLP as our independent registered public accounting firm (Proposal #8); and

9.	to transact any business as may properly come before the meeting and any adjournments thereof (Proposal #9).

Bill Joll, William A. Newman, Thomas Weigman, J. Allen Kosowsky, Mike Kopetski, Mike Alfant, Afsaneh Naimollah, James Meyer and Pekka Salonoja were nominated by the Board of Directors for election to the Board of Directors at the annual meeting. All of the nominees, other than Mr. Salonoja, were current directors and were elected at the last annual meeting of stockholders.

All of the above proposals were approved at the annual meeting; however, Proposals 5 and 6 will not be implemented without additional shareholder approval. The votes received on the above proposals, including a separate tabulation with respect to each director nominee, were as follows:

Proposal	Number of Votes in Favor	Number of Votes Against or Withheld	Number of Abstentions and Broker Non-votes
Proposal #1	85,004,181	15,210,547	1,097,169
Proposal #2
- Bill Joll	60,835,676	11,776,160
- William A. Newman	60,120,893	12,490,943
- Thomas Weigman	66,171,987	6,439,849
- J. Allen Kosowsky	66,324,603	6,287,233
- Mike Kopetski	58,371,800	14,240,036
- Mike Alfant	66,999,751	5,612,085
- Afsaneh Naimollah	65,863,421	6,748,415
- James Meyer	66,837,315	5,774,521
- Pekka Salonoja	59,545,013	13,066,823
Proposal #3	60,340,039	11,200,030	1,071,767
Proposal #4	55,389,419	16,126,887	1,095,530
Proposal #5	78,115,305	22,009,941	1,186,651
Proposal #6	81,575,163	17,726,596	2,010,138
Proposal #7	54,396,879	17,050,969	1,163,988
Proposal #8	95,180,236	4,163,247	1,968,414
Proposal #9	82,814,171	15,978,100	2,519,626

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Our common stock is traded on the American Stock Exchange under the symbol “ONT”. The following table sets forth for the fiscal periods indicated the high and low bid prices of our common stock, as reported on the American Stock Exchange, since January 1, 2006:

	High	Low
Fiscal Year 2008
First Quarter	$1.18	$0.81
Second Quarter (through June 16, 2008)	$1.06	$0.66

Fiscal Year 2007
First Quarter	$1.65	$1.02
Second Quarter	$3.99	$1.57
Third Quarter	$3.05	$1.00
Fourth Quarter	$1.71	$0.75

Fiscal Year 2006
First Quarter	$1.48	$0.70
Second Quarter	$1.08	$0.65
Third Quarter	$0.86	$0.55
Fourth Quarter	$1.26	$0.65

There were approximately 284 stockholders of record of our common stock as of June 16, 2008.

It is our current policy not to pay cash dividends and to retain future earnings to support our growth. Since our inception, we have not paid any cash dividends and we do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plan Information December 31, 2007
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	10,610,000	$1.08	10,452,000

Equity compensation plans not approved by security holders

Total	10,610,00	$1.08	10,452,000

Performance Graph

The following graph compares the cumulative 5-year total return provided shareholders on our common stock relative to the cumulative total returns of the AMEX Composite index and the RDG Software Composite index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from December 31, 2002 to December 31, 2007.

	12/02	12/03	12/04	12/05	12/06	12/07

On2 Technologies, Inc.	100.00	436.67	210.00	353.33	400.00	340.00
AMEX Composite	100.00	143.18	175.20	215.26	257.04	299.37
RDG Software Composite	100.00	119.35	130.16	129.12	149.07	173.37

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

Issuance of Common Stock in August 2006

In August 2006, we completed the sale of 3,070,175 shares of our common stock at $0.57 per share. The sale of common stock raised gross proceeds for us of $1,750,000. The purchasers of these shares also received a warrant to purchase an aggregate of 2,302,632 additional shares of our common stock exercisable for a period of five years at an exercise price of $0.77 per share. On June 15, 2007, the exercise price was reduced to $0.69 per share. The offering was exempt from registration under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. The common stock and warrants were offered and sold to Midsummer Investment and Rockmore Investment , both of which are two “accredited investors,” as that term is defined in Rule 501 of Regulation D, both of which are institutional investors, in compliance with Rule 506.

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

Acquisition of Hantro

On May 22, 2007, we entered into a share exchange agreement with Nexit Ventures Oy, as the authorized representative of the holders of all outstanding equity securities, including outstanding share options, of Hantro. The share exchange was offered in reliance on the exemptions provided by Regulation S of the Securities Act and/or Section 4(2) of the Securities Act. The share exchange was completed in an “offshore transaction”, as defined in Rule 902(h) of Regulation S. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the share exchange. The investors were not U.S. persons, as defined in Regulation S, and were not acquiring the shares for the benefit of a US person. On November 1, 2007, we completed the acquisition of all of the share capital of Hantro. Hantro’s security holders each exchanged all of the outstanding capital shares of Hantro for a total consideration of $6,608,102 in cash and 25,438,817 shares of our common stock. In addition, we are obligated to issue an additional 12,500,000 shares of our common stock to the Hantro security holders because Hantro’s net revenue for the fiscal year 2007 exceeded €9,000,000. We filed a registration statement with the SEC on Form S-4 to register the exchange of all of the equity ownership of Hantro for shares of our common stock pursuant to the share exchange agreement.

Item 6. Selected Financial Data.

The following selected consolidated historical financial and other data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and the consolidated financial statements and the related notes thereto appearing elsewhere in this Form 10-K. The following selected consolidated historical financial and other data for the year ended December 31, 2007 includes the financial results of Hantro from November 1, 2007 (the date of acquisition), consistent with generally accepted accounting principles, or GAAP.

	For the years ended December 31,
Statements of Operations Data	2007	2006	2005	2004	2003

Revenue	$13,237,000	$6,572,000	$2,208,000	$3,028,000	$3,302,000

Total operating expenses	16,649,000	10,162,000	6,497,000	6,518,000	5,665,000

Loss from operations	(3,412,000)	(3,590,000)	(4,289,000)	(3,490,000)	(2,363,000)

Interest and other income (expense), net	(3,467,000)	(1,226,000)	(284,000)	47,000	(2,000)

Provision for income taxes	25,000	30,000	32,000	2,000	10,000

Net loss	(6,904,000)	(4,846,000)	(4,605,000)	(3,445,000)	(2,375,000)

Convertible preferred stock deemed dividend	-	68,000	2,844,000	120,000	228,000
Convertible preferred stock 8% dividend	82,000	285,000	325,000	57,000	-
Accretion of costs associated with the Series D Preferred Stock	-	-	175,000	14,000	-

Net loss attributable to common stockholders	$(6,986,000)	$(5,199,000)	$(7,949,000)	$(3,636,000)	$(2,603,000)

Basic and diluted net loss attributable to common stockholders per common share	$(0.06)	$(0.05)	$(0.09)	$(0.05)	$(0.04)

	December 31,
Balance Sheet Data	2007	2006	2005	2004	2003
Cash and cash equivalents	$9,573,000	$4,961,000	$3,976,000	$5,418,000	$2,963,000
Working capital	13,246,000	5,268,000	4,179,000	5,466,000	3,520,000
Total assets	79,525,000	7,887,000	6,314,000	6,610,000	4,128,000
Convertible debentures	-	-	244,000	330,000	409,000
Capital lease obligations	42,000	53,000	26,000	43,000	-
Series D redeemable convertible preferred stock	-	3,083,000	3,790,000	1,156,000	-
Convertible preferred stock	-	19,000	19,000	33,000	56,000
Common stock and APIC	196,158,000	125,566,000	120,695,000	115,663,000	110,970,000
Accumulated deficit and other comprehensive income (loss)	(130,586,000)	(124,552,000)	(119,350,000)	(111,400,000)	(107,740,000)
Total stockholders’ equity	65,572,000	1,033,000	1,364,000	4,296,000	3,286,000

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements, including the notes thereto, appearing elsewhere in this report.

Restatement of Financial Statements

On April 1, 2008, we announced the Audit Committee was conducting an independent review of certain contracts with customers and the recognition of revenue that the Company had previously recognized in 2007 regarding those contracts. Upon concluding its investigation and after consultation with and upon the recommendation of management and the Company’s independent registered accounting firm, the Audit Committee determined that revenue for certain of our customer contracts was recognized earlier than it should have been and that the financial statements for the affected periods should be restated. On May 28, 2008, we also announced that the Audit Committee had determined that our previously issued financial statements for the interim periods contained in the quarterly reports on Form 10-Q filed with respect to each of the quarterly periods ended June 30 and September 30, 2007 should not be relied upon. On June 27, 2008, we filed amendments to our Quarterly Reports for the fiscal quarters ended June 30 and September 30, 2007 to restate the financial statements and related disclosures therein. The net effect at December 31, 2007 was to reduce and defer previously recognized revenue and gross profit of $829,000 and $837,000, respectively.

The restatement affected our previously reported financial results for the quarters ended June 30, 2007 and September 30, 2007 as follows:

	Three months ended June 30, 2007			Six months ended June 30, 2007
	(unaudited)			(unaudited)
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated

Revenue	$2,554,000	$(185,000)	$2,369,000	$5,369,000	$(185,000)	$5,184,000

Income (loss) from operations	$(145,000)	$(185,000)	$(330,000)	$51,000	$(185,000)	$(134,000)

Net loss	$(2,820,000)	$(185,000)	$(3,005,000)	$(3,541,000)	$(185,000)	$(3,726,000)

Net loss attributable to common shareholders	$(2,838,000)	$(185,000)	$(3,023,000)	$(3,612,000)	$(185,000)	$(3,797,000)

Basic and diluted net loss attributable to common shareholders per common share	$(0.03)	$—	$(0.03)	$(0.03)	$(0.01)	$(0.04)

	Three months ended September 30, 2007			Nine months ended September 30, 2007
	(unaudited)			(unaudited)
	As Reported	Adjustment[1]	As Restated	As Reported	Adjustment[1]	As Restated

Revenue	$2,566,000	$(631,000)	$1,935,000	$7,935,000	$(816,000)	$7,119,000

Loss from operations	$(486,000)	$(1,014,000)	$(1,500,000)	(435,000)	$(1,199,000)	$(1,634,000)

Net loss	$(368,000)	$(1,014,000)	$(1,382,000)	$(3,909,000)	$(1,199,000)	$(5,108,000)

Net loss attributable to common shareholders	$(375,000)	$(1,014,000)	$(1,389,000)	$(3,987,000)	$(1,199,000)	$(5,186,000)

Basic and diluted net loss attributable to common shareholders per common share	$(0.00)	$(0.01)	$(0.01)	$(0.04)	$—	$(0.05)

[1]
Under the Company’s revenue recognition practice, revenue from post-contract support is recognized ratably over the period during which the Company is obligated to deliver support, which is usually a 12-month period. For Accounts 3 and 4, the Company previously recognized $6,000 and $3,000 respectively in revenue for post-contract support in the third quarter.

The revenue that was incorrectly recognized during these periods will be recognized on a cash basis when and if collected.

Since December 31, 2007, we have incurred legal and accounting and other costs related to the Audit Committee review and restatement of our financial statements described in this report under the caption “Explanatory Note,” of approximately $1,530,000, as of May 30, 2008, of which approximately $373,000 was expensed the first quarter of 2008 and an additional $1,157,000 will be expensed in the second quarter of 2008.  These costs are expensed in the period in which the legal, accounting and other services are provided and are recorded as general and administrative expenses. These costs will have a material adverse effect on our net loss for the period in which they are expensed and on our liquidity for the period in which they are paid. We anticipate that we will incur additional legal, accounting and other fees related to the Audit Committee review and restatement. We also will incur other fees and costs related to the execution of the remediation plan adopted by us after the conclusion of the Audit Committee review.  At this time, we cannot estimate the amount of additional legal, accounting and other fees and costs that may be incurred in the second quarter of 2008 and beyond to execute this remediation plan. The Company believes it continues to have sufficient cash and other resources available to meet working capital and other needs that might arise over the next twelve months.

Audit Committee Review

On May 26, 2008, the Audit Committee determined that the financial statements in the Company’s Quarterly Reports on Form 10-Q for the three months ended June 30 and September 30, 2007, should no longer be relied upon. The Audit Committee reached this determination based on its review of the Company’s sales to five accounts and its conclusion that the Company’s revenue recognition as to four of those accounts did not comply with applicable accounting principles. One account of $300,000 ($280,000 for software and $20,000 for post-contract support), of which $280,000 was recognized in the third quarter of 2007, which represented approximately 10.9% of the previously-reported revenues for that quarter (“Account 1”); a second account of $320,000 ($300,000 for software and $20,000 for post-contract support), of which $300,000 was recognized in the third quarter of 2007, which represented approximately 11.7% of the previously-reported revenues for that quarter (“Account 2”); a third account of $150,000 ($125,000 for software and $25,000 for post-contract support), of which $125,000 was recognized in the second quarter of 2007, which represented approximately 4.9% of the previously-reported revenues for that quarter (“Account 3”); and a fourth account of $70,000 ($60,000 for software and $10,000 for post-contract support), of which $60,000 was recognized in the second quarter of 2007, which represented approximately 2.4% of the previously-reported revenues for that quarter (“Account 4”). With respect to the fifth account (“Account 5”) reviewed by the Audit Committee, the Company established a bad debt reserve in the third quarter of 2007 in the amount of $383,000, which reflects an estimate of the uncollectibility of certain revenues that had previously been recognized in the first three quarters in 2007. The Company has restated its previously issued financial statements for the three and six months ended June 30, 2007, in Amendment No. 1 to its Quarterly Report on Form 10-Q for quarterly period ended June 30, 2007, to correct the incorrect recognition of revenue in the period relating to Account 3 and Account 4. The Company also restated its previously issued financial statements for the three and nine months ended September 30, 2007 in Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, to correct the incorrect recognition of revenue in the period relating to Account 1 and Account 2, as well as the incorrect recognition in the period of an additional $42,000 (because the Company did not have sufficient evidence to establish the creditworthiness of the customer) and the establishment of a bad debt reserve relating to Account 5.

Pursuant to American Institute of Certified Public Accountants’ Statement of Position (SOP) 97-2, Software Revenue Recognition (“SOP 97-2”) and Staff Accounting Bulletin No. 104 (“SAB 104”) one element of revenue recognition is consideration of whether the collectibility of sales revenue is reasonably assured (i.e., whether the purchaser is creditworthy with respect to that transaction). During the 2007 year-end audit process, management learned that the creditworthiness of Account 1 and Account 2, both of which were European customers, had been assessed, and approximately $580,000 in revenue had been recognized in the third quarter 2007, based upon falsified documentation that the Company received. The Company learned of the falsified documentation when the sales representative (the “Sales Representative”) responsible for Accounts 1, 2 and 4; and who was also involved with Account 3; who was employed by a European outsourcing company that the Company initially retained in 2006 (and to whom the Company paid commissions in connection with Accounts 1, 2, 3 and 4, but whom we terminated in April 2008 as a result of this review) admitted to the Company’s Executive Vice-President, Legal and Business Affairs, to falsifying documentation purporting to establish the creditworthiness of Account 1. The documentation purporting to establish the creditworthiness of Account 2 was subsequently determined to be false, although the identity of the person or persons responsible for falsifying such documentation was not ascertained during the Audit Committee review.

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

Identification of Material Weaknesses in Internal Control over Financial Reporting

As a result of the determination to restate the Company’s financial statements and in connection with the preparation of its Annual Report on Form 10-K for the year ended December 31, 2007, management identified three material weaknesses in our disclosure controls and procedures and internal control over financial reporting and reported those to our Audit Committee. Management identified a material weakness in our procedures for recognizing revenue, specifically with respect to our procedures for assessing whether collectibility is reasonably assured. This material weakness resulted in the incorrect recognition of revenue in our financial statements for the second and third quarters of 2007. In addition, management identified a material weakness in our control environment, specifically relating to our tone at the top. This material weakness was evidenced by the control tone and control consciousness of our former Chief Executive Officer and resulted in the override and the possibility of override of controls or interference with our policies, procedures and internal control over financial reporting. Management also identified a material weakness in the design and operation of our procedures for determining the accuracy and completeness of our estimate of allowance for doubtful accounts. This material weakness resulted in a misstatement of accounts receivable, net of allowance for doubtful accounts on our balance sheet at the end of the third quarter of 2007 and an understatement of our general and administrative expenses for the period. Prior to the filing of this report, we have taken certain steps to remediate these material weaknesses and are in the process of finalizing a plan and timetable for the implementation of additional remediation measures to further address these material weaknesses. These material weaknesses and the remediation measures are further described in Item 9A of this Form 10-K.

Overview

We are a developer of video compression technology and technology for enabling multimedia in resource-limited environments such as battery operated mobile handsets. We have developed a proprietary technology platform and video compression/decompression software (“codec”) to allow the efficient storage of high-quality video and delivery of that video at the lowest possible data rates over proprietary networks and the Internet to personal computers, wireless devices and set-top boxes. In addition, through our subsidiary Hantro Products, we license hardware and software design that makes mobile video possible to mobile handset manufacturers. We also provide integration, customization and support services to enable high quality video and faster interoperability between devices. We offer a suite of products and services based on our proprietary compression technology, multimedia server software and mobile video technology. Our service offerings include customized engineering, consulting services, technical support and high-level video encoding. In addition, we license our software products, which include video and audio codecs and encoding and server software, for use with video delivery platforms. We also license software that encodes video in the Adobe/Macromedia Flash 8 format; the Flash 8 format uses our VP6 video codec. We also license our hardware video codec to companies that incorporate our technology into the semi-conductors and devices.

Hantro Acquisition

On November 1, 2007, we completed the acquisition of all of the share capital of Hantro Products Oy (“Hantro”), a Finnish corporation. Under the exchange agreement, Hantro’s security holders exchanged all of the outstanding capital shares of Hantro for a total consideration of $6,608,102 (net of $233,673 received in February 2008) in cash and 25,438,817 shares of our common stock. The number of shares issued was determined on the basis of the volume weighted average price of On2’s common stock during the ten business days prior to the closing, with an upper limit of $2.50 per share and a lower limit of $1.50 per share. Because the closing share price as calculated pursuant to the foregoing formula was less than $1.50, we issued a set number of 25,438,817 shares, as specified in the share exchange agreement. The 25,438,817 shares so issued represent approximately 22% of our outstanding common stock as of November 1, 2007. In addition, we are obligated to issue an additional 12,500,000 shares of our common stock to the Hantro security holders because Hantro’s net revenue for the fiscal year 2007 exceeded €9,000,000. The 37,938,817 shares issued and issuable will result in 22% of our outstanding common stock as of December 31, 2007.

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

In June of 1999, The Duck Corporation was merged with and into a wholly-owned subsidiary of Applied Capital Funding, Inc., a public company whose name was concurrently changed to On2.com Inc. and subsequently changed to On2 Technologies, Inc, a Delaware corporation. At that time, we had developed proprietary technology that enabled the compression, storage and streaming of high quality video signals over high bandwidth networks (i.e. broadband). On November 1, 2007, we acquired all of the issued and outstanding shares of capital stock of Hantro. Hantro develops technology for enabling multimedia in resource-limited environments such as battery operated mobile handsets.

To date, we have incurred substantial costs to create technology products and services. As of December 31, 2007, we had an accumulated deficit of $(131,492,000). We will continue to incur costs to develop, introduce and enhance products and services, build brand awareness and expand our business. We may also incur significant additional costs related to technology, marketing or acquisitions of businesses and technologies to respond to changes in this rapidly developing industry. These costs may not correspond with any meaningful increases in revenues in the near term, if at all, and may therefore result in negative operating cash flows until such time as we generate sufficient revenues to offset such costs.

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

Accounts Receivable Allowance. We perform ongoing credit evaluations of our customers and adjust credit limits, as determined by our review of current credit information. We continuously monitor collections and payments from our customers and maintain an allowance for doubtful accounts based upon our historical experience, our anticipation of uncollectible accounts receivable and any specific customer collection issues that we have identified. While our credit losses have historically been low and within our expectations, we may not continue to experience the same credit loss rates that we have in the past.

Acquisitions. We are required to allocate the purchase price of acquired companies to the tangible and intangible assets acquired, liabilities assumed, as well as purchased in-process research and development (IPR&D) based on the estimated fair values. We use various models to determine the fair values of the assets acquired and liabilities assumed. These models include the discounted cash flow (DCF), the royalty savings method and the cost savings approach. The valuation requires management to make significant estimates and assumptions, especially with respect to long-lived and intangible assets.

Critical estimates in valuing certain of the intangible assets include, but are not limited to, future expected cash flows from customer contracts, customer lists, distribution agreements and acquired developed technologies and patents; the acquired company’s brand awareness and market position as well as assumptions about the period of time the brand will continue to be used in the combined company’s product portfolio; and discount rates. We derive our discount rates from our internal rate of return based on our internal forecasts and we may adjust the discount rate giving consideration to specific risk factors of each asset. Management’s estimates of fair value are based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur.

Equity-Based Compensation. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share-Based Payment” (“SFAS 123R”), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations as an operating expense, based on their fair values on grant date. Prior to the adoption of SFAS 123R, we accounted for stock based compensation using the intrinsic value method. We adopted the provisions of SFAS No. 123R effective January 1, 2006, using the modified prospective transition method. Under the modified prospective method, non-cash compensation expense is recognized under the fair value method for the portion of outstanding share based awards granted prior to the adoption of SFAS 123R for which service has not been rendered, and for any future share based awards granted or modified after adoption. Accordingly, periods prior to adoption have not been restated. We recognize share-based compensation cost associated with awards subject to graded vesting in accordance with the accelerated method specified in FASB Interpretation No. 28 pursuant to which each vesting tranche is treated as a separate award. The compensation cost associated with each vesting tranche is recognized as expense evenly over the vesting period of that tranche.

Accounting for Impairment of Goodwill. During the fourth quarter of 2007, we assessed the fair value of the goodwill that resulted from the Wildform acquisition for impairment in accordance with SFAS 142, Goodwill and Other Intangible Assets, which requires that goodwill be tested for impairment on a periodic basis. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant management judgment to forecast future operating results, projected cash flows and current period market capitalization levels. In estimating the fair value of the business, we make estimates and judgments about the future cash flows. Although our cash flow forecasts are based on assumptions that are consistent with the plans and estimates we are using to manage our business, there is significant judgment in determining such future cash flows. We also consider market capitalization on the date we perform the analysis. Based on our annual impairment test performed for 2007, we concluded that there was no impairment of goodwill. However, there can be no assurance that we will not incur charges for impairment of goodwill in the future, which could adversely affect our earnings.

Long-lived assets and identifiable intangibles with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. As of December 31, 2007, we believe that no such impairment has occurred.

Results of Operations

The discussion of our results of operations for the year ended December 31, 2007 includes the financial results of Hantro from November 1, 2007 (the date of acquisition), consistent with generally accepted accounting principles, or GAAP. The inclusion of these results renders direct comparison with results for prior periods less meaningful. Accordingly, the discussion below addresses, where appropriate, trends we believe are significant, separate and apart from the impact of our merger with Hantro.

Revenue. Our revenue for the years ended December 31, 2007, 2006 and 2005 was $13,237,000, $6,572,000, and $2,208,000, respectively, and was derived from the sale of software and hardware licenses, engineering, consulting and support services, license royalties and other services. The revenue for 2007 consists of $9,102,000 from On2 USA and $4,135,000 from Hantro, our Finnish subsidiary, from November 1, 2007 (the date of acquisition). The fiscal 2007 revenue of Hantro for the full fiscal year was $13,250,000. The increase in revenue during the last quarter of fiscal 2007 of Hantro is the result of Hantro’s new products (6280 video decoder; 7190 and 8170 encoders) which covers the consumer device segment in addition to the mobile phone segment. Our combined revenue increased $6,810,000 for the year ended December 31, 2007 as compared with 2006. The increase is primarily attributable to an increase in license sales of our Hantro and Flix product lines and an increase in royalties earned. As a percent of total revenue, license revenue decreased to 78% in 2007 from 83% in 2006, engineering services and support decreased to 7% in 2007 from 8% in 2006. Royalties increased to 14% of revenue in 2007 from 9% in 2006.

For the year ended December 31, 2007, license revenue was $10,445,000 of which our VPx licenses were $1,018,000, Flix licenses were $5,266,000 and Hantro licenses (from date of acquisition) were $4,161,000. For the year ended December 31, 2006, license revenue was $5,472,000 of which our VPx licenses were $1,266,000 and Flix licenses were $4,206,000. For the year ended December 31, 2005, license revenue was $1,858,000, of which the Company’s VPx licenses were $597,000 and Flix licenses were $651,000.

The following table sets forth the allocation of revenues, in terms of percentages, for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005

Licenses	78%	83%	84%

Engineering services and support	7%	8%	11%

Royalties	14%	9%	5%

Other	1%	-	-

Total	100%	100%	100%

For the years ended December 31, 2007, 2006 and 2005, software licenses were the significant revenue stream and are expected to be the significant future revenue stream as we continue to provide these services and products to clients who deliver high quality video to proprietary networks, consumer electronic devices, wireless applications and IP-based end users.

OPERATING EXPENSES

Year ended December 2007 versus 2006:

Our operating expenses consist of cost of revenues, research and development, sales and marketing and general and administrative expenses. Our operating expenses for the year ended December 31, 2007 were $16,649,000 compared with $10,162,000 for the year ended December 31, 2006.

Cost of Revenue. Cost of revenue includes personnel and related overhead expenses, rent and related energy costs, consulting costs, fees paid for licensed technology, depreciation, amortization of purchased technology and certain other operating expenses. Cost of revenue was $2,549,000 for the year ended December 31, 2007, compared with $2,328,000 for the year ended December 31, 2006. Cost of revenue increased $221,000 for the year ended December 31, 2007 compared with 2006. The increase is primarily attributable to an increase of $482,000 in amortization of the Hantro purchased technology, partially offset by a decrease in engineering costs associated with products sold during the period.

Research and Development. Research and development expenses (excluding equity-based compensation), includes personnel and related overhead expenses, rent and related energy costs and depreciation, associated with the development and pre-production of our products and services. Research and development expenses were $3,833,000 and $972,000 for the years ended December 31, 2007 and 2006, respectively. The increase of $2,861,000 is primarily attributed to $1,955,000 research and development expenses from Hantro coupled with a higher percentage of the US engineering time dedicated to research and development projects. We believe that continued investments in research and development are necessary to improve our competitive advantage, and we will continue to invest in such costs as considered necessary. We believe that the current rate of expenditures will remain consistent throughout 2008.

Sales and Marketing. Sales and marketing expenses (excluding equity-based compensation), consist primarily of salaries and related overhead costs and increases in year end bonuses, commissions, tradeshow costs, marketing and promotional costs incurred to create brand awareness and public relations expenses. Our sales and marketing expenses for the year ended December 31, 2007 were $4,272,000 compared with $1,093,000 for the year ended December 31, 2006. The increase of $3,179,000 is a $1,281,000 increase from 2006 from the US operations and $1,898,000 addition from Hantro. The $1,281,000 increase from the US operations is primarily attributable to an increase in commissions, personnel and related overhead expenses, consulting fees paid to independent sales representatives and marketing consultants, tradeshow fees, advertising and publicity costs. The $1,898,000 from Hantro is primarily from sales and marketing salaries and related benefits, commissions, tradeshow and publicity costs. We intend to continue to recruit and hire experienced personnel, as necessary, to sell and market our products and services. We believe that the current rate of expenditures will remain consistent throughout 2008.

General and Administrative. General and administrative expenses (excluding equity-based compensation), consist primarily of salaries and related overhead costs for general corporate functions including legal, finance, human resources and management information systems. Also included are outside legal and professional fees, stock-listing and transfer fees, board fees, reserve for uncollectible accounts receivable and general liability and directors and offices’ liability insurance. Our general and administrative costs for the year ended December 31, 2007 were $5,200,000, compared with $4,384,000 for the year ended December 31, 2006. The increase of $816,000 is attributable to general and administrative costs from Hantro, our Finnish subsidiary, of approximately $800,000 and an increase in our bad debt reserve of $463,000. In addition, there were increases in consulting fees, audit fees and other professional fees, director’s fees, and Internet commerce fees. These increases were partially offset by a $839,000 decrease in legal fees in the year ended December 31, 2007 as compared to the same period in 2006 as a result of the internal investigation of the Company’s former CEO. We believe that the current rate of expenditures will remain consistent throughout 2008.

At December 31, 2007, we had approximately 114 full-time employees as compared to approximately 37 full-time employees at December 31, 2006. This increase is primarily the result of the Hantro acquisition. We expect to hire employees as necessary in order to attain our strategic objectives.

Equity-Based Compensation. In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) 123R, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations as an operating expense, based on their fair values on grant date. Prior to the adoption of SFAS 123R, we had accounted for stock based compensation using the intrinsic value method. We adopted the provision of SFAS No. 123R effective January 1, 2006, using the modified prospective transition method. Under the modified prospective transition method, non-cash compensation expense is recognized for the portion of outstanding stock option awards granted prior to the adoption of SFAS 123R for which service has not been rendered, and for any future stock option grants. Accordingly, periods prior to adoption have not been restated. We recognize share-based compensation cost associated with awards subject to graded vesting in accordance with the accelerated method specified in FASB Interpretation No. 28 pursuant to which each vesting tranche is treated as a separate award. The compensation cost associated with each vesting tranche is recognized as expense evenly over the vesting period of that tranche. Equity-based compensation costs for the year ended December 31, 2007 was $946,000, of which $151,000 is included in cost of revenue, $147,000 is classified as research and development, $157,000 is classified as sales and marketing and $491,000 is classified as general and administrative. During the year ended December 31, 2007, we recognized expense of $362,000 related to stock options issued to employees and $584,000 related to 1,099,000 shares of restricted stock issued to directors and employees. Equity-based compensation costs for the year ended December 31, 2006 was $1,554,000, of which $169,000 is included in cost of revenue, $98,000 is classified as research and development, $103,000 is classified as sales and marketing and $1,184,000 is classified as general and administrative. During the year ended December 31, 2006, we recognized expense of $1,389,000 related to stock options issued to employees and $37,000 related to 110,000 shares of restricted stock issued to an employee and certain consultants. Additionally, for the year ended December 31, 2006 our former President, Chief Executive Officer and Chairman was granted extensions on stock options, and we recorded $128,000 of compensation expense related to those extensions.

Interest and Other Income (Expense), Net. Interest and other income (expense) was $(3,467,000) for the year ended December 31, 2007, compared with $(1,226,000) for the year ended December 31, 2006. Interest and other income (expense) primarily consist of net gains (losses) on marketable securities, interest earned on our cash and cash equivalent balances, interest on capital lease obligations and indebtedness, the amortization of debt discounts and the increase in the incremental fair value of the warrant derivative liability. The $(3,467,000) in interest and other expense, net for the year ended December 31, 2007 consists primarily of other expense of $3,666,000, interest income of $333,000 and interest expense of $133,000.

Other expense of $3,666,000 consists primarily of an expense of $3,582,000 for the change in the fair value of the warrant derivative liability. During June 2007, the Company entered into a Letter Agreement with Midsummer Investments Ltd. and Rockmore Investment Master Fund where the parties agreed to place a $0.41 per share floor on the base share price for subsequent dilutive share issuances and received consideration in the form of a decrease in the warrant exercise price, from $0.77 to $0.69. The number of additional shares to be issued upon subsequent dilutive issuances is now finite and the Company will reserve for the issuance from its authorized common shares. The warrants were no longer considered a liability and the Company reclassified the warrant derivative liability of $5,911,000 to additional paid in capital.

Interest income of $333,000 was derived primarily from interest earned on our excess cash balances. The cash was invested in both money market accounts and short term fixed income securities.

Interest expense of $133,000 is primarily interest paid on capital leases, short-term borrowings and long-term debt.

Income Taxes. Income taxes reflect state and local franchise taxes and foreign withholding taxes. Income taxes were $25,000 and $30,000 for the years ended December 31, 2007 and 2006, respectively.

Year ended December 31, 2006 versus 2005:

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

Liquidity and Capital Resources

At December 31, 2007, we had cash and cash equivalents and short-term investments of $15,094,000, compared with $4,961,000 at December 31, 2006. The increase in cash and cash equivalents and short-term investments is primarily attributed to proceeds from the exercise of warrants and options of $6,901,000 and to the receipt of $13,903,000 of net proceeds from the sale of our common stock, of which $6,841,000 was paid to acquire Hantro. At December 31, 2007, we had working capital of $13,246,000, compared with $5,268,000 at December 31, 2006.

Net cash provided by (used in) operating activities was $357,000 and $(1,590,000) for the years ended December 31, 2007 and 2006, respectively. The net cash provided by operating activities during 2007 consisted principally of increases for depreciation and amortization of $867,000, the change of the fair value of the warrant derivative liability of $3,582,000, a realized loss on marketable securities of $27,000, equity-based compensation of $946,000, and increases in accounts payable and accrued expenses of $1,949,000, and other assets of $9,000, expense recognized for the extension of warrants of $90,000, a decrease in accounts receivable, net of $88,000 and increases in insurance expense financed with a term loan of $82,000, partially offset by decreases resulting from a net loss of $6,904,000, deferred revenue of $345,000, and an increase in prepaid expenses and other current assets of $34,000. The net cash used in operating activities during 2006 consisted principally of a net loss of $4,846,000 and an increase in accounts receivable, net of $589,000, partially offset by equity-based compensation of $1,554,000, an expense of $1,078,000 associated with an increase in the estimated fair value of the warrant derivative liability, an increase in accounts payable and accrued expenses of $136,000, an increase in deferred revenue of $467,000, depreciation and amortization of $336,000 and other equity-based charges of $261,000.

Net cash used in investing activities was $15,014,000 and $76,000 for the years ended December 31, 2007 and 2006, respectively. The increase in 2007 is primarily due to the acquisition of Hantro Products Oy of $9,160,000, the purchase of short-term investments and increased purchases of property and equipment, partially offset by the net sale of marketable securities.

Net cash provided by financing activities was $19,272,000 and $2,654,000 for the years ended December 31, 2007 and 2006, respectively. The increase in 2007 is attributable to an increase in the net proceeds from the sale of common stock and proceeds from the exercise of common stock options and warrants, net, partially offset by principal payments on capital leases and debt.

The Company currently has commitments for the next 12 months under operating lease arrangements. These arrangements consist primarily of lease arrangements for our office space in New York, Cambridge, UK, Oulu and Espoo, Finland. The aggregate required payments for the next 12 months under these arrangements are $1,127,000. Additionally, notwithstanding the above, our most significant non-contractual operating costs for the next 12 months are compensation and benefit costs, insurance costs and general overhead costs such as telephone and utilities. During 2008, we anticipate incurring approximately $2,300,000 per month in cash operating costs.

In our acquisition of Hantro Products Oy we assumed $2.8 million in short-term borrowings and $3.5 million in long-term debt.

At December 31, 2007 short-term borrowings consisted of the following:

A line of credit with a Finnish bank for $736,000 (500,000€ at December 31, 2007). The line of credit expired in February 2008 and was paid in full. Borrowings under the line of credit bear interest at the Euro Interbank Offered Rate (EURIBOR) plus 1% (total of 5.288% at December 31, 2007). The bank also requires a commission payable at 1% of the loan principal. Borrowings are collateralized by substantially all assets of Hantro and a guarantee by On2. The borrowings is also 50% guaranteed by the Finnvera plc (Finnvera plc is a specialized financing company which offers financing services to promote the domestic operation of Finnish businesses and is owned by the Finnish government) , which requires a commission payable at 2.85% on 50% of the loan principal. The outstanding balance on the line of credit was $297,000 at December 31, 2007.

A line of credit with a Finnish bank for $663,000 (450,000€ at December 31, 2007). The line of credit has no expiration date. Borrowings under the line of credit bear interest at EURIBOR plus 1.25% (total of 5.538% at December 31, 2007). The bank also requires a commission payable at .45% of the loan principal. Borrowings are collateralized by substantially all assets of Hantro and a guarantee by On2. The outstanding balance on the line of credit was $352,000 at December 31, 2007.

A factoring line of credit with a Finnish bank for the lesser of $2,195,000 (1,490,000€ at December 31, 2007) or 90% of eligible accounts receivable. The line of credit expired in February 2008 and was paid in full. Borrowings under the line of credit bear interest at EURIBOR plus .95% (total of 5.238% at December 31, 2007). The borrowings are collateralized by 90% of eligible accounts receivable. The borrowings also have a 100% guarantee by the Finnvera plc, which requires a commission payable at 2.15% to 2.95% of the loan principal. The outstanding balance on the line of credit was $1,500,000 at December 31, 2007. The carrying amount of accounts receivable of Hantro that serve as collateral for borrowings totaled $1,820,000 at December 31, 2007.

At December 31, 2007 long-term debt consisted of the following:

Unsecured notes payable to a Finnish funding agency of $2,947,000, including interest at 1.75%, due at dates ranging from January 2009 to December 2011; 368,000 to a Finnish bank, including interest at the 3-month EURIBOR (4.68% at December 31, 2007) plus 1.1%, due March 2011, secured by a guarantee by On2, and the Finnish Government Organization, which also requires additional interest at 2.65% of the loan principal; and an unsecured note payable to a Finnish financing company of $258,000, including interest at the 6 month EURIBOR (4.70% at December 31, 2007) plus .5%, due March 2011.

We believe that existing funds are sufficient to fund our operations through 2008. We plan to increase cash flows from operations principally from increases in revenue.

During October 2007, the Company sold 14,950,000 shares of our common stock to two institutional investors, led by ThinkEquity Partners LLC. We received net proceeds of $13,903,000 from this offering, of which $6,841,000 was used to acquire Hantro.

We have experienced significant operating losses and negative operating cash flows to date. Our management’s plan to increase our cash flows from operations relies significantly on increases in revenue generated from our compression and video codec technology services and products. However, there are no assurances that we will be successful in effecting such increases. The market for distribution of compression and video codec technology services is highly competitive. Additionally, our capital requirements depend on numerous factors, including market acceptance of our technology and services, research and development costs and the resources we spend on marketing and selling our products and services. Additionally, we continue to evaluate investments in complementary businesses, products and services, some of which may be significant.

Since December 31, 2007, we have incurred legal and accounting and other costs related to the Audit Committee review and restatement of our financial statements described in this report under the caption “Explanatory Note,” of approximately $1,530,000, as of May 30, 2008, of which approximately $373,000 was expensed the first quarter of 2008 and an additional $1,157,000 will be expensed in the second quarter of 2008.  These costs are expensed in the period in which the legal, accounting and other services are provided and are recorded as general and administrative expenses. These costs will have a material adverse effect on our net loss for the period in which they are expensed and on our liquidity for the period in which they are paid. We anticipate that we will incur additional legal, accounting and other fees related to the Audit Committee review and restatement. We also will incur other fees and costs related to the execution of the remediation plan adopted by us after the conclusion of the Audit Committee review.  At this time, we cannot estimate the amount of additional legal, accounting and other fees and costs that may be incurred in the second quarter of 2008 and beyond to execute this remediation plan. The Company believes it continues to have sufficient cash and other resources available to meet working capital and other needs that might arise over the next twelve months.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Tabular Disclosure of Contractual Obligations

The following table summarizes our contractual obligations and other commitments as of December 31, 2007:

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations
Capital lease obligations	$42,000	$24,000	$16,000	$2,000
Long-term debt	3,573,000	491,000	2,284,000	798,000	-
Operating lease obligations	1,844,000	1,127,000	444,000	192,000	81,000

Total contractual obligations	$5,459,000	$1,642,000	$2,744,000	$992,000	$81,000

Impact of Recently Issued Accounting Pronouncements

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation requires that the Company recognize the impact of a tax position in its financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. In accordance with the provisions of FIN 48, any cumulative effect resulting from the change in accounting principle is to be recorded as an adjustment to the opening balance of accumulated deficit. The adoption of FIN 48 had no material effects on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements”.  The Company is currently evaluating the impact of adopting SFAS 159 on its financial position and results of operations.

In September 2007, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company is currently evaluating the impact of adopting SFAS 157 on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007),“Business Combinations”. Statement 141R will significantly change the accounting for business combinations. Under Statement 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Statement 141R will change the accounting treatment for certain specific items, including:

•	Acquisition costs will be generally expensed as incurred;

•	Non-controlling interests (formerly known as "minority interests" -- see Statement 160 discussion below) will be valued at fair value at the acquisition date;

•
Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;

•	In-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date;

•	Restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and

•	Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

The Company is currently evaluating the impact of adopting SFAS 141R on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160,“Non-controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51”. Statement 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this Statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. Statement 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this Statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. Statement 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. Statement 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Like Statement 141R discussed above, earlier adoption is prohibited. Although the Company will continue to evaluate the application of SFAS 160, management does not currently believe adoption will have a material impact on the Company’s results of operations or financial position.

Limitation on Use of Net Operating Loss and Other Tax Credit Carry-Forwards

At December 31, 2007, we had available net operating loss carry-forwards of $131,565,000 of which $95,688,000 is from the United States operations and $35,877,000 is from foreign operations. The net operating loss carry-forwards expire at various dates through 2027.

The Company performed an analysis of the limitations on the use of its net operating losses under Section 382 of the Internal Revenue Code. It was determined that on June 7, 2000, the Company experienced an ownership change to which Internal Revenue Code Section 382 applied. Of the current $95,688,000 in the Company’s United States, net operating loss carryforward, $33,800,000 was incurred prior to the June 7, 2000 change date. The annual Internal Revenue Code Section 382 limitation is $14,000,000. Based on this limitation, the Company believes the entire pre-change net operating loss was available for use by 2004. However, because the Company’s ability to utilize these net operating losses is in doubt, the Company maintains a full valuation allowance against their total net operating loss carryforward.

As of December 31, 2007, no interest or penalties have been accrued or incurred. The Company files U.S. federal income tax returns, as well as filing various returns in states and applicable localities where it holds properties. The Company’s filed income tax returns are no longer subject to examination by taxing authorities for years before 2003.

The extent of the actual future use of our net operating loss carry-forwards is subject to inherent uncertainty because it depends on the amount of otherwise taxable income we may earn. We cannot be certain that we will have sufficient taxable income in future years to use any of our net operating loss carry-forwards before they would otherwise expire.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We do not currently have any material exposure to interest rate risk, foreign currency risk, exchange rate risk, commodity price risk or other relevant market rate or price risks. However, we do have some exposure to foreign currency rate fluctuations arising from our operations in Finland, and to a lesser extent in other parts of Europe and Asia. Our operations in Finland transact business in the local functional currency. To date, we have not entered into any derivative financial instrument to manage foreign currency risk, and we are not currently evaluating the future use of any such financial instruments.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements are included herein and filed as a part of this report. See Index on page F-1.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Form 10-K for the fiscal year ended December 31, 2007. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed in the reports that the company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As described below, three material weaknesses were identified in our internal control over financial reporting. The Public Company Accounting Oversight Board’s Auditing Standard No. 5 defines a material weakness as a deficiency, or combination of deficiencies, that result in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of these material weaknesses, our Interim Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2007, the end of the period covered by this report, and as of the date of this filing, our disclosure controls and procedures were not effective at a reasonable assurance level.

Internal Control over Financial Reporting

(a)  Management’s Annual Report on Internal Control Over Financial Reporting

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

Management, under the supervision and with the participation of our Interim Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the framework established in a report entitled Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon that assessment, our management identified the following control deficiencies that constituted material weaknesses in our internal control over financial reporting:

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

•
Allowance for Doubtful Accounts Procedures - Effective controls were not designed and in place to ensure that an appropriate analysis of receivables from customers was conducted, reviewed, approved and documented in order to identify and estimate required allowances for doubtful accounts in accordance with generally accepted accounting principles. This material weakness resulted in a misstatement of accounts receivable, net of allowance for doubtful accounts on our balance sheet at the end of the third quarter of 2007 and an understatement of our general and administrative expenses for the period.

As permitted by SEC rules and regulations, our management has excluded Hantro from its assessment of internal control over financial reporting as of December 31, 2007 because it was acquired in fiscal 2007. Total assets and total revenues of Hantro, our wholly-owned subsidiary, represented 80% and 30%, respectively, of the related Consolidated Financial Statement amounts as of and for the year ended December 31, 2007. Refer to Note 1 of our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information about the acquisition of Hantro.

(b)  Attestation Report of the Registered Public Accounting Firm

Eisner LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2007, and has issued an attestation report, included elsewhere in this Annual Report on Form 10-K, which expresses an adverse opinion on the effectiveness of our internal controls. Eisner LLP has also excluded Hantro from its audit of internal control over financial reporting.

(c) Changes in Internal Control over Financial Reporting

Other than the remediation measures discussed below, there were no changes in our internal controls over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, during the fiscal quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially effect our internal control over financial reporting.

Remediation Initiatives

In response to the identified material weaknesses, our management, with oversight from the Audit Committee, has taken certain actions related to their remediation during the second quarter of 2008, prior to the filing of this report. These actions have involved meetings among (i) our Chief Financial Officer, EVP, Legal and Business Affairs (and now Interim Chief Executive Officer and Chief Operating Officer) and certain members of our accounting staff and (ii) our Chief Financial Officer, EVP, Legal and Business Affairs (and now Interim Chief Executive Officer and Chief Operating Officer) and the Audit Committee. Representatives of our independent registered public accountants and our consultant on Sarbanes-Oxley compliance attended certain of these meetings. Due to the connection between our former Chief Executive Officer and the material weakness that we identified in our control environment, he has had limited involvement in our remediation actions. Prior to the filing of this report, we have taken certain steps to remediate these material weaknesses and are in the process of finalizing a plan and timetable for the implementation of additional remediation measures. As we continue to work to finalize our plan to improve our internal control over financial reporting, we may determine to take additional remediation measures or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described below.

From a control environment and tone at the top perspective, during the second quarter of 2008, prior to the filing of this report, we have taken the following remedial steps: (i) our Board of Directors sought and obtained the resignation of our former Chief Executive Officer, Bill Joll, from all positions with us and our subsidiaries, including as an officer, employee and director, on June 11, 2008 (he will remain with us as an advisor to the chief executive officer until September 30, 2008 to effect a smooth transition of customer relationships and business development opportunities); (ii) on June 10, 2008, our Board of Directors elected Matthew Frost, our EVP, Legal and Business Affairs, as Interim Chief Executive Officer and Chief Operating Officer effective upon Mr. Joll’s resignation; and (iii) we have segregated the duties of our accounting personnel from our non-accounting personnel other than those whose involvement in accounting-related matters is specifically authorized. At the time of the filing of this report, we anticipate that we will implement the following additional remediation measures with respect to this material weakness as soon as reasonably practicable: (i) establishing an independent third party ethics hotline so that employees can anonymously report violations of our Code of Ethics and other employee concerns, and educating employees about the hotline process; and (ii) revising our Code of Ethics to emphasize the importance of adherence to our policies and procedures relating to accounting and financial reporting and internal control of financial reporting and the availability of the ethics hotline for the reporting of violations of our Code of Ethics and other employee concerns.

The remedial steps we have taken during the second quarter of 2008, prior to the filing of this report, to address the material weakness in our revenue recognition procedures, specifically our procedures for assessing whether the collectibility of revenue is reasonably assured prior to recognition, are as follows: (i) we have revised the process that we and our operating subsidiary will follow in assessing whether the collectibilty of revenue is reasonably assured, as well as in determining that the other requirements for recognizing revenue have been met, so that this assessment occurs at the outset of the arrangement and is thereafter reviewed and confirmed in connection with our period end closing and financial statement preparation process; (ii) we have revised, formalized and expanded the documentation of the procedures we and our operating subsidiary will follow with respect to assessing reasonable assuredness of collectibility, as well as determining that the other requirements for recognizing revenue have been met; including, specifically, enhancing and documenting our policy with respect to the types of information that can be used in establishing creditworthiness; and (iii) we have added a position to our accounting staff and will fill this position as soon as possible. We also terminated the firm with which the sales agent who provided us falsified documents was affiliated. In addition, in the first quarter of 2008, we added a certified public accountant to our accounting and financial reporting staff. The addition of trained staff will both provide additional assistance in the accounting department and should allow other members of the accounting staff to devote additional time to responsibilities connected with financial reporting.

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

DIRECTORS AND EXECUTIVE OFFICERS

The following sets forth the names, ages and title of the directors and the executive officers of On2:

Name	Age	Title

Matthew Frost	40	Interim Chief Executive Officer, Chief Operating Officer and Executive Vice President and General Counsel
Anthony Principe	56	Senior Vice President and Chief Financial Officer
James Bankoski	39	Senior Vice President of Core Technologies and Chief Technology Officer
Paul Wilkins	44	Senior Vice President of Research and Development and Chief Technology Officer
J. Allen Kosowsky	60	Chairman of the Board of Directors
Eero Kaikkonen	44	Chief Marketing Officer
William A. Newman	60	Director
Thomas Weigman	60	Director
Mike Kopetski	58	Director
Mike Alfant	47	Director
Afsaneh Naimollah	49	Director
James Meyer	49	Director
Pekka Salonoja	50	Director

No family relationship exists between any of the directors or executive officers of On2.

Mr. Frost has served as Interim Chief Executive Officer and Chief Operating Officer since June 2008 and as General Counsel since February 2006. From December 2003 to February 2006, he was Deputy General Counsel of the Company. Prior to working at the Company, Mr. Frost was associated with the law firms of Robison & Cole, LLP, from March 2003 to December 2003, and Pillsbury Winthrop LLP.

Mr. Principe has been the Company’s Chief Financial Officer since September 2003. Prior to that Mr. Principe served as the Company’s Corporate Controller from August 2002. Prior to that, Mr. Principe was the Corporate Controller for Wolf-tec, Inc. and the controller of Energy Answers Corp.

Mr. Bankoski has served as Senior Vice President of Core Technologies and Chief Technology Officer of the Company since July 2007. From 1998 until July 2007, he was Senior Vice President of Engineering of the Company.

Mr. Wilkins has served as Senior Vice President of Research and Development and Chief Technology Officer of the Company since July 2007. From 1999 until July 2007, he was Senior Vice President of Research and Development of the Company.

Mr. Kosowsky has served as a Director of On2 since January 2003 and as the Chairman of the Board since February 2007, and is the Chairman of On2’s Audit Committee and its financial expert. Since 1992, Mr. Kosowsky has run J. Allen Kosowsky, CPA, P.C., a firm in Shelton, Connecticut that specializes in forensic accounting and analysis, business valuations, and interim management services.

Mr. Kaikkonen has served as Chief Marketing Officer of the Company since November 2007. Prior to that, Mr. Kaikkonen was Chief Operating Officer of Hantro Products Oy from 1992 until November 2007. From 2004 until 2005, Mr. Kaikkonen served on the board of directors of Newtest Oy, a Finnish privately-held company.

Mr. Newman has served as a Director of On2 since August of 2000. From May 2008 until the present, Mr. Newman has been associated with the law firm of Sullivan & Worcester LLP. From November of 1999 until May 2008, Mr. Newman was a partner of the New York office of the law firm of McGuireWoods LLP.

Mr. Weigman has served as a Director of On2 since February 25, 2002. Since March 2008, Mr. Weigman has been the Executive Vice President of Wireless Services, and since September 2006, he has been the Senior Vice President of Wireless Services at AirCell, a firm seeking to introduce Internet and communications services to the airline industry. Between September 2000 and September 2006, Mr. Weigman was a principal at two consulting practices Riverstone Weston and MCAworks -- aimed at providing marketing counsel to technology oriented companies. From September 2003 until January 2004, Mr. Weigman was the Chief Marketing Officer of Intuit Inc., a software development company. From February 1999 until September 2003, Mr. Weigman was Senior Vice President, Consumer Strategy and Communications, of the Sprint Corporation. From October 2005 until June 2007, Mr. Weigman served on the board of directors of MDC Partners, a publicly-traded company.

Mr. Kopetski has served as a Director of On2 since August 2003. Mr. Kopetski has worked as an international trade consultant since January 1996. From 1991 to 1995, he served as a member of the US House of Representatives from the 5th District of Oregon, where he served on the House Ways and Means Committee.

Mr. Alfant has served as a Director of On2 since May 2004.  Since September 2004, Mr. Alfant has been the Group Chairman and Chief Executive Officer of Fusion Systems Japan.  Since March 2000, Mr. Alfant has worked as a founder and partner in Building2, a technology investment company located in Tokyo and Boston.  Prior to that, Mr. Alfant was president of Fusion Systems Japan.  Mr. Alfant has been a Vice President of the American Chamber of Commerce in Japan (ACCJ) since January 1998.  Since September 2004, Mr. Alftant has been a member of the board of directors of Fusion Systems Japan.

Ms. Naimollah has served as a Director of On2 since May 2005. From January of 2000 until the present, Ms. Naimollah has been the Managing Partner of Chela Technology Partners, a mergers and acquisition advisory firm that she founded.

Mr. Meyer has been a Director of On2 since May of 2005. From May 6, 2006 until the present, he has served as CEO of Mindset Media, LLC, an Internet ad network, in Tarrytown, NY. From February 2006 to May 2006, he served as Interim President and Chief Executive Officer of On2. From March 2002 until January 2006, Mr. Meyer served as a managing director of Novantas, a consulting firm in New York, where he specialized in customer management, marketing strategy, and pricing. From 2001 through 2005, Mr. Meyer was a member of the board of directors of TheStreet.com, the online publisher of financial news and commentary.

Mr. Salonoja has been a Director of On2 since November 1, 2007. Mr. Salonoja has been a General Partner of Nexit Ventures Oy, a Finnish venture capital fund, since September 2003. He served as the Chairman of the Board of Hantro Products Oy from 2002 until November 1, 2007. Mr. Salonoja has also served as the Chairman of the Boards of Hybrid Graphics Oy and Fathammer Oy since 2003. From January 2002 through December 2003, Mr. Salonoja was a General Partner of Startupfactory. He is currently the Chairman of the Board of Gomm Oy, a private consulting company in Helsinki, Finland.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires our directors, executive officers and persons who own more than 10% of any class of our capital stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership and to provide copies of such reports to us. Based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required to be filed during the fiscal year ended December 31, 2007, we believe that all filing requirements applicable to our officers, directors and beneficial owners of greater than 10% of our common stock have been complied with during the most recent fiscal year.

CODE OF ETHICS

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer and principal accounting officer or any person performing similar functions (the “Code of Ethics”). The Code of Ethics is available on our website at www.on2.com. The Code of Ethics is also available in print to any stockholder by making a written request to Matthew Frost, Secretary, On2 Technologies, Inc., 21 Corporate Drive, Suite 103, Clifton Park, New York 12065. If we ever were to amend or waive any provision of our Code of Ethics, we intend to satisfy our disclosure obligations with respect to any such waiver or amendment by posting such information on our Internet website set forth above rather than by filing an 8-K.

CORPORATE GOVERNANCE

Our business and affairs are managed by our Board of Directors. Our Board of Directors consists of four standing committees; an audit committee, a compensation committee, a governance and nominating committee, and an executive committee. Each of the audit committee, governance and nominating committee, and the compensation committee operate under a written charter adopted by the Board of Directors. All of those committee charters are available on the our web site at www.on2.com.

As noted above, our Board has a standing Executive Committee. The Executive Committee operates as a committee of the Board. From time to time, the Board delegates certain matters to the Executive Committee and instructs the Executive Committee to operate within certain parameters set by the Board. The most recent matters delegated to the Executive Committee related to different issues arising out of the proposed share exchange with Hantro Products Oy. The Executive Committee has the ability to act quickly to carry out the duties of the Board when it is not practical or feasible for the entire Board to consider matters which require frequent and immediate attention. At no time does the Executive Committee exercise any functions that are reserved to the Audit Committee, the Compensation Committee or the Governance and Nominating Committee, that require action by independent directors exclusively, or that may otherwise not be designated to a committee of the Board. The Executive Committee consists of Messrs. Kosowsky, Kopetski, Newman, and Joll.

During the year ended December 31, 2007, our Board of Directors met nine times, including four regularly scheduled meetings and five special meetings. During 2007, each of our directors attended at least 75% of the aggregate number of board and applicable committee meetings. Directors are invited but not required to attend annual meetings of our stockholders. Three of the directors attended the 2007 annual meeting of stockholders.

Governance and Nominating Committee

We have a standing Governance and Nominating Committee that nominates candidates for service on the Board of Directors.

There are currently three members of the Governance and Nominating Committee: J. Allen Kosowsky, Pekka Salonoja, and Mike Alfant. Each of members of the Governance and Nominating Committee has no material relationship with us and is independent within the meaning of our corporate governance guidelines, which adopt the statutory and American Stock Exchange rules regarding director independence.

The Board has adopted a charter for the Governance and Nominating Committee, which is available on our website at www.on2.com. The charter is also available in print to any stockholder by making a written request to Matthew Frost, Secretary, On2 Technologies, Inc., 21 Corporate Drive, Suite 103, Clifton Park, New York 12065.

Audit Committee

Our Board of Directors has a separately designated audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee consists of J. Allen Kosowsky, Thomas Weigman and Afsaneh Naimollah. The Audit Committee met eight times during 2007.

In addition, the composition of the Audit Committee, the attributes of its members, including the requirement that each be “financially literate” and have other requisite experience, and the responsibilities of the Audit Committee, as reflected in its charter, are intended to be in accordance with the applicable rules for corporate audit committees. The Board of Directors has determined that each of J. Allen Kosowsky, Thomas Weigman and Afsaneh Naimollah qualifies as “financially literate” as such term is defined by the rules of the Securities and Exchange Commission.

The Board of Directors designated J. Allen Kosowsky as the Audit Committee’s financial expert and has determined that he meets the qualifications of an “audit committee financial expert” in accordance with the SEC rules, and that he is “independent” as defined for audit committee members in the listing standards of the American Stock Exchange.

Compensation Committee

The Compensation Committee was established by the Board to oversee our executive compensation plans and programs. The Compensation Committee consists of three non-employee Directors, James Meyer, Mike Alfant, and Pekka Salonoja. Each member of the committee has been determined by the Board to be independent under the American Stock Exchange’s listing requirements. The Board has adopted a charter for the Compensation Committee, which is available on our website at www.on2.com. The charter is also available in print to any stockholder by making a written request to Matthew Frost, Secretary, On2 Technologies, Inc., 21 Corporate Drive, Suite 103, Clifton Park, New York 12065.

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

•
with respect to stock option grants and other equity compensation, to establish maximum aggregate award levels, to set threshold levels for individual awards each year and to delegate to the Chief Executive Officer the authority to make individual awards at or below that threshold and to approve all individual awards above that threshold level;

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

In accordance with these responsibilities, the Compensation Committee makes decisions regarding the compensation for our Chief Executive Officer. Decisions regarding non-equity compensation of our other executives are made by our Chief Executive Officer pursuant to guidelines set by the Compensation Committee.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Overview of our Compensation Program

The Compensation Committee of the Board (“the Compensation Committee”) oversees our executive compensation plans and general compensation and employee benefit plans, including incentive and equity-based plans. Information concerning the Compensation Committee, the scope of its authority and responsibilities, and its processes and procedures are described in the “Compensation Committee” section of the corporate governance discussion at page 69.

The individuals who served as our Chief Executive Officer and Chief Financial Officer during fiscal year ended December 31, 2007, as well as the other individuals included in the Summary Compensation Table on page 79, are referred to in this proxy statement as the “Named Executive Officers.”

Compensation Philosophy and Objectives

Our compensation program for the Named Executive Officers is intended to attract, retain, motivate and appropriately reward talented executives who can contribute significantly to our financial growth and success and thereby build value for our stockholders over the long term. The program has the following goals:

•	to offer a total compensation package to the Named Executive Officers that is competitive in the marketplace for executive talent;

•
to motivate the Named Executive Officers to achieve our business objectives by providing incentive compensation awards that take into account our overall performance and that measure performance against those business objectives; and

•
to provide equity-based, long-term compensation arrangements that create meaningful incentives for the Named Executive Officers to maximize our near and long-term future performance, that align their interests with our stockholders, and that encourage the Named Executive Officers to remain with us.

To achieve these objectives, the Compensation Committee has developed certain processes for setting Named Executive Officer compensation and has constructed an overall compensation program that consists of a number of elements, as described below.

Setting Executive Compensation

General Processes

In establishing compensation of Named Executive Officers, the Compensation Committee has relied heavily on the terms of existing employment agreements with such executives. Those agreements were entered into before On2 had articulated its current compensation philosophy, and thus, do not fully reflect the compensation principles that the Committee has since established. As we renew our executives’ employment agreements, we will work to ensure that the terms of the agreements dovetail with our compensation philosophy.

In January 2007, the Compensation Committee engaged James F. Reda & Associates, LLC (“JFR&A”), an independent compensation consulting firm, to help On2 identify a peer group of companies for reference purposes. This engagement was the first of a series of projects connected with a review of our total compensation program for executive officers. Since that initial engagement, JFR&A has provided continuing advice and counsel to the Compensation Committee and has assisted the Compensation Committee in developing an updated peer group of companies and benchmarking compensation for On2’s Named Executives. The Compensation Committee believes that it is important to obtain and consider executive compensation market data, particularly with regard to a relevant peer group of companies. The Compensation Committee further believes that an independent compensation consulting firm can best provide and objectively analyze and interpret such benchmark data. JFR&A reports directly to the Compensation Committee and the Compensation Committee approves the scope of JFR&A’s work and fees.

For 2007, the Compensation Committee used certain performance measures as the bases for determining annual cash incentive compensation. In particular, the Compensation Committee linked annual cash incentive compensation to attainment of specific company-wide target performance measures; for 2007, the Compensation Committee identified cash flow as the appropriate measure. The Compensation Committee selected that metric of performance because cash flow has become an increasingly important financial measure used by management to make day-to-day operating decisions and appears to be an important factor to the investment community as a result of our limited operating history and inability to generate positive cash flow. A Named Executive Officer would not receive a bonus under the planned 2007 compensation plan unless we achieved positive cash flow, and the payment of bonuses should not have resulted in negative cash flow for us.

Generally, the 2007 compensation plan set the cash incentive compensation, or bonus, for each Named Executive Officer at a percentage of his salary. The minimum amount of cash incentive compensation that a Named Executive Officer could achieve was $0. If the Company achieved a pre-determined base target amount of net cash flow, the Chief Executive Officer would earn a bonus of 33% of his salary and all other Named Executive Officers would earn a bonus of 20% of their respective salaries. If the Company achieved a higher “stretch” target amount of net cash flow, the Chief Executive Officer would earn a bonus of 100% of his salary and all other Named Executive Officers would earn a bonus of 50% of their respective salaries, which was the maximum amount of cash incentive compensation available under the plan. If the Company achieved net cash flow that was greater than the base target amount but less than the “stretch” target amount, the Chief Executive Officer would earn a bonus of between 33% and 100% of his salary and all other Named Executive Officers would earn a bonus of between 20% and 50% of their respective salaries, according to a pre-set schedule. The Compensation Committee pegged the cash flow targets to align with On2’s strategic plan and budgeting expectations regarding our performance expectations. The Committee intends to set the threshold and stretch performance target levels so that the relative difficulty of achieving the target level is consistent from year to year. In particular, the performance measures:

•	support On2’s plan for cash-based performance;

•	establish measures that executives can influence;

•	are readily capable of measurement and evaluation;

•	establish an aggressive but achievable base target; and

•	establish a challenging stretch targets that emphasizes the benefit and credibility of the program and encourages exceptional performance.

In addition to this programmatic approach, the committee retained the discretion to grant cash and equity bonuses as necessary to account for special circumstances or extraordinary individual or company performance.

Following the close of the 2007 financial year, the Compensation Committee evaluated the Company’s financial performance in comparison with the previously-established performance targets. Because the Company’s financial performance did not reach the base target, the Company’s executive officers were not entitled to bonus payments under the 2007 compensation plan. At the request of the CEO, the Committee considered nominal bonuses for the U.S. management team based on the need to retain key executives amidst the integration with the Company’s newly-acquired Finnish subsidiary, Hantro. The Committee accordingly approved an award of options to Anthony Principe, James Bankoski, Paul Wilkins, and Matthew Frost as well as other executives; the aggregate value of the award, based on the Black-Scholes valuation formula, was 10% of aggregate total end-of-year 2007 salaries of the relevant executives. The Committee agreed to leave the distribution of the options to the judgment of the CEO, but agreed to encourage him to base the distribution on individual performance in 2007 to the extent possible. The options have not yet been awarded to the relevant executives.

Beginning in 2008, the Compensation Committee intends to review and benchmark the total compensation program for the Named Executive Officers regularly using relevant market data and data from the peer group companies. JFR&A is expected to assist in the benchmarking process, which involves a comparison of various components of total compensation against a peer group of publicly traded companies (the “Peer Group”). The Compensation Committee has selected the Peer Group companies based on their similarities to us in revenue, earnings and capital and management structures, and the Board has adopted the Peer Group based on the Compensation Committee’s recommendation. The Peer Group has been and will continued to be reviewed periodically by the Compensation Committee and Board and updated as necessary to maintain comparability, including to remove those companies that have recently ceased to be publicly traded. The companies currently composing the Peer Group are:

    •   Audible Inc.

    •  Authentec, Inc.

    •  California Micro Devices CP

    •  DG FastChannel Inc.

    •  DivX, Inc.

    •  MIPS Technologies, Inc.

    •  OpenTV Corp.

    •  Sonic Foundry, Inc.

    •  SRS Labs, Inc.

    •  SupportSoft, Inc.

    •  SoundBite Communications Inc.

    •  Ceva, Inc.

    •  QuickLogic Corporation

    •  Techwell, Inc.

The Board first adopted a list of peer companies in 2007. The Board has since modified that list by removing certain companies and adding others to arrive at the current list. The Board made changes for a number of reasons, among which were:

•	To remove companies that were no longer publicly traded or had been acquired;

•	To respond to the acquisition of Hantro, which has

o	made On2 larger in revenue and headcount, thus changing the relevant comparable ranges on market capitalization, revenue, and headcount; and

o	expanded our comparable industries beyond software and services to include chips and hardware.

The current peer group now contains 14 companies, five of which are in the computer chip business and the remaining nine of which are in software and services.

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

Allocating Between Different Types of Compensation

The Compensation Committee believes that executive compensation should include a mix of different types of compensation and takes this consideration into account when structuring the total compensation for each Named Executive Officer. The allocation among different types of compensation is based on the employment agreement with the Named Executive Officer, where such agreements exist. Within the parameters set by the employment agreements, if any, the Compensation Committee intends to reward recent performance and create incentives for long-term enhancements in shareholder value. For example, the Compensation Committee allocates a portion of each Named Executive Officer’s total compensation to an annual variable compensation program that links the amount of bonus pay directly to the annual performance of On2. This is achieved through our annual cash incentive plan, which is further described below. For 2007, the Compensation Committee identified cash flow as the appropriate performance measure. The Compensation Committee selected that metric of performance because cash flow has become an increasingly important financial measure used by management to make day-to-day operating decisions and appears to be an important factor to the investment community as a result of our limited operating history and inability to generate positive cash flow. In setting the amounts potentially payable under the annual cash incentive plan, the Compensation Committee takes into account other annual cash compensation payable to each Named Executive Officer and the way in which that compensation compares to the amount of annual cash compensation paid by companies in the Peer Group. In setting the terms of the future employment agreements and when setting future compensation, the Compensation Committee anticipates setting total annual cash compensation in the middle percentile of the Peer Group for performance that meets our annual business objectives and between the 50th and 80th percentile of the Peer Group for performance that substantially exceeds annual business objectives.

The Compensation Committee also seeks to allocate a portion of total compensation to long-term, equity-based compensation. Equity-based compensation is designed to motivate the creation of long-term shareholder value and simultaneously enhance executive retention. The Compensation Committee typically uses stock options because this form of equity compensation provides the executive with value only if the price of our stock when the option is exercised exceeds the option’s exercise price. This provides an incentive to increase stock price over the term of the option. The Compensation Committee may also grant restricted stock to enhance retention goals, to provide balance with stock options, or to provide equity compensation in lieu of cash. In addition, when the number of equity units available for issuance under the Company’s equity compensation plans is limited, the Compensation Committee may grant restricted stock rather than stock options, because a single unit of restricted stock has greater economic value than an option to purchase a single share of stock. The Compensation Committee anticipates that long-term, equity based compensation will constitute a larger percentage of each Named Executive Officer’s total compensation in future years as the Compensation Committee has additional opportunity to structure appropriately targeted awards of this type.

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

2007 Executive Compensation Components

For the 2007 fiscal year, the principal components of compensation for the Named Executive Officers were:

•	base salary;

•	performance-based incentive compensation; and

•	long-term equity incentive compensation.

In addition, employment agreements with certain of our Named Executive Officers provide for certain potential payments upon termination of employment for a variety of reasons, as well as certain payments and benefits during the executive’s employment. The Compensation Committee does not currently believe that perquisites, such as club memberships or automobile allowances, have a significant role to play in executive compensation. Each of the elements of the executive compensation program is discussed in the following paragraphs.

Base Salary

Base salaries are designed to compensate the Named Executive Officers for faithful execution of their individual responsibilities. The base salaries of the Chief Executive Officer, Executive Vice President and General Counsel, Senior Vice President of Research and Development and Chief Technology Officer and Senior Vice President of Core Technologies and Chief Technology Officer and are set forth in the applicable employment agreement with the executive. The employment agreement of Bill Joll, our former Chief Executive Officer, was terminated on June 11, 2008 upon his resignation as Chief Executive Officer and President of the Company. The employment agreement of the Executive Vice President and General Counsel will expire on February 8, 2011. The employment of the Senior Vice President of Research and Development and Chief Technology Officer will expire on July 30, 2010. The employment agreement of the Senior Vice President of Core Technologies and Chief Technology Officer will expire on July 30, 2010. When we enter into new or amended employment agreements with such Named Executive Officers, or if we enter into an employment agreement with another executive officer, the Compensation Committee will review the base salaries and adjust them based on a number of relevant factors. During its review of base salaries, the Compensation Committee primarily considers the following:

•	relevant market data developed in connection with the benchmarking process described above;

•	the executive’s role and responsibilities;

•	regional salary and currency information; and

•	in cases of renewal, the past performance of the executive.

Of the factors described above, primary consideration will be given to relevant market data in setting base salaries because the Compensation Committee believes that base compensation for executives should be close to the fiftieth percentile of the peer group and that upside potential in total compensation is achieved through the performance-based and long-term incentive compensation programs. Factors, other than those listed above, that may cause the Compensation Committee to deviate from the benchmarking salary data include an executive’s experience in a particular role, retention concerns and the Compensation Committee’s judgment based on an executive’s leadership qualities, career with us and long-term potential to enhance shareholder value.

Base salaries for other Named Executive Officers are set by the Chief Executive Officer, within the guidelines established by the Compensation Committee. Those guidelines are based on the salaries set by the Compensation Committee for those Named Executive Officers that have employment agreements with us.

Overall, the base salaries for the Named Executive Officers as a group were approximately 28.3% lower than the base salaries of the Peer Group at the 50th percentile. Based on this review process, including the comparisons to Peer Group data, the Compensation Committee approved the base salary adjustments in the table below for the Named Executive Officers:

Name and Principal Position	2006 Base Salary	2007 Base Salary	% Increase

Anthony Principe Senior Vice President and Chief Financial Officer	$120,000	$143,000	19%

Matthew Frost Executive Vice President and General Counsel	$174,000	$188,000	8%

Annual Cash Incentive Compensation

Our annual cash incentive plan is designed to reinforce the importance of both teamwork and individual initiative and effort, and to provide an incentive for employees to achieve and surpass targeted performance goals. As described below, bonuses to officers are based on a percentage of salary and are linked to metrics established by the Compensation Committee. Bonuses to other employees are payable from a bonus pool that is budgeted at the beginning of the fiscal year and are based on individual performance or achievement of technical goals.

The annual bonus amount for Named Executive Officers is based on one or more Company-wide performance measures. The specific target performance measure for 2007 was cash flow, that is, revenue minus operating expenses. The 2007 cash flow targets link with On2’s strategic plan and are consistent with performance expectations of the Named Executive Officers in particular and the management of the Company in general. The Committee intends to set the threshold and stretch performance target levels so that the relative difficulty of achieving the target level is consistent from year to year. In particular, the performance measures:

•	support On2’s plan for cash-based performance;

•	establish measures that executives can influence;

•	are readily capable of measurement and evaluation;

•	establish an aggressive but achievable base target; and

•	establish a challenging stretch targets that emphasizes the benefit and credibility of the program and encourages exceptional performance.

The Committee set the base and stretch target bonus by referring to threshold bonus amounts payable at other public companies and, in particular, among On2’s peer group. Because the performance metric in 2007 was positive cash flow, the corresponding performance targets were the financial results that would allow for the payment of bonuses without causing the Company to cease being cash-flow positive. A core tenet of the 2007 cash incentive plan was that it be self-funding, so that the Company’s financial performance in 2007 had to be sufficient to fund the bonuses without causing the Company to have negative cash flow.

Generally, the bonus for each Named Executive Officer was based on a percentage of the participant’s base salary. For our Chief Executive Officer, in 2007, the minimum threshold for cash incentive compensation was $0 and increased up to 33% of the Chief Executive Officer’s salary as our cash flow increased up to a pre-determined target amount. Thereafter, the cash incentive compensation was based on performance toward a second, higher target amount, up to a maximum amount of cash incentive compensation equal to 100% of Chief Executive Officer’s salary. For all other Named Executive Officers, in 2007, the minimum threshold for cash incentive compensation was $0 and increased up to 20% of the Named Executive Officer’s salary as our cash flow increased up to a pre-determined target amount. Thereafter, the cash incentive compensation was based on performance toward a second, higher target amount, up to a maximum amount of cash incentive compensation equal to 50% of the Named Executive Officer’s salary. As noted above, the Compensation Committee chose this structure for a number of reasons. The chosen metric lent itself to ease of measurement, and the Committee deemed it especially appropriate in light of On2’s history of negative cash flows. Finally, requiring that any payment of bonuses would not cause the Company to become cash-flow negative would ensure that payment of bonuses would not affect the Company’s goal of achieving, and maintaining, positive cash flow in 2007.

The specific target performance levels for 2007 established by the Committee, along with minimum and maximum performance targets, were:

	Cash Flow	Funding % (Chief Executive Officer)	Funding % (All Other Named Executive Officers)
Minimum	0	0	0
Target	$245,000	33%	20%
Maximum	$666,000	100%	50%

The 2007 target award opportunities and actual payments for the Named Executive Officers, expressed as a percentage of annual base salary were as follows:

	Bill Joll	Anthony Principe	Paul Wilkins	James Bankoski	Matthew Frost

Target	$108,000	$30,000	$36,000	$31,000	$40,000
Actual	0	0	0	0	0

Following the close of the 2007 financial year, the Compensation Committee evaluated the Company’s financial performance in comparison with the previously-established performance targets. Because the Company’s financial performance did not reach the base target, the Company’s executive officers were not entitled to bonus payments under the 2007 compensation plan.

At the request of the CEO, the Committee considered nominal bonuses for the U.S. management team based on the need to retain key executives amidst the integration with the Company’s newly-acquired Finnish subsidiary, Hantro. The Committee accordingly approved an award of options to Anthony Principe, James Bankoski, Paul Wilkins, and Matthew Frost as well as other executives; the aggregate value of the award, based on the Black-Scholes valuation formula, was 10% of aggregate total end-of-year 2007 salaries of the relevant executives. The Committee agreed to leave the distribution of the options to the judgment of the CEO, but agreed to encourage him to base the distribution on individual performance in 2007 to the extent possible. The options have not yet been awarded to the relevant executives.

Long-Term Equity Incentive Compensation

Consistent with our compensation philosophy, long-term equity incentives are an important component of each Named Executive Officer’s total compensation package. We have generally awarded stock options to the Named Executive Officers and other key management employees. These stock option awards are designed to:

•	reward and encourage long-term contribution to On2;

•	align executives’ interests with the interests of shareholders; and

•	help achieve competitive levels of total compensation.

Annual equity grants are generally awarded during the first quarter of the fiscal year in order to coincide with the timing of annual reviews and compensation determinations, and because our fiscal year-end results have generally been announced by this time. Equity awards are awarded under our 2005 Incentive Compensation Plan, which requires that the option exercise price be based on the average of the high and low price of our common stock on the trading day preceding the date the option is granted. The Compensation Committee does not grant options with an exercise price that is less than the fair market value of our common stock, as determined according to the 2005 Incentive Compensation Plan, or grant options which are priced on a date other than the grant date, unless for some reason the date proceeding the date is not a trading date, in which case the average of the high and low price of our common stock on the preceding trading day is used.

In 2007, in addition to annual equity grants, we also issued shares of restricted stock in lieu of a cash bonus to certain of our Named Executive Officers. Because we would ordinarily make a cash bonus payment that was proportional to the executive’s salary, we also made the restricted stock grants proportional to the executive’s salary.

In 2007, On2 awarded long-term equity compensation to Bill Joll, Anthony Principe, Matt Frost, James Bankoski and Paul Wilkins. These awards were for annual equity grants and bonuses for 2006. Bill Joll was awarded 107,629 shares of restricted stock as bonus payment for performance in 2006, and these shares will vest on September 30, 2008 in accordance with the terms of his Transition Agreement with the Company, dated June 10, 2008.

Anthony Principe was awarded 10,848 shares of restricted stock as bonus payment for performance in 2006. These shares vest on November 13, 2008. Mr. Principe was also awarded an annual equity grant of 50,000 shares of restricted stock in accordance with On2’s compensation policy for services in 2007. These shares vest as follows: one-third of the grant amount on November 13, 2008, and one-sixth beginning on November 17, 2008 and every six months thereafter.

Matt Frost was awarded 16,182 shares of restricted stock as bonus payment for performance in 2006. These shares vest on November 13, 2008. Mr. Frost was also awarded an annual equity grant of 50,000 shares of restricted stock in accordance with On2’s compensation policy for services in 2007. These shares vest as follows: one-third of the grant amount on November 13, 2008, and one-sixth beginning on November 17, 2008 and every six months thereafter. These shares vest on November 13, 2008.

James Bankoski was awarded 11,628 shares of restricted stock as bonus payment for performance in 2006. These shares vested on May 18, 2008. Mr. Bankoski was also awarded an annual equity grant of 35,000 shares of restricted stock in accordance with On2’s compensation policy for services in 2007. These shares vest as follows: one-third of the grant amount on May 18, 2008, and one-sixth beginning on November 18, 2008 and every six months thereafter. In January 2008, Mr. Bankoski was also awarded options to purchase 75,000 shares of common stock at an exercise price of $0.90 per share. These options were issued to Mr. Bankoski in connection with his promotion to Chief Technology Officer and Senior Vice President of Core Technologies in July 2007. The options will vest as follows: one-third of the grant amount on July 30, 2008, one-third of the grant amount on July 30, 2009, and one-third of the grant amount on July 30, 2010.

Paul Wilkins, a resident of the United Kingdom, was awarded a cash bonus in the amount of $20,000 for performance in 2006. This cash bonus was paid in lieu of a restricted stock bonus award due to tax laws in the United Kingdom. Mr. Wilkins was also awarded an annual equity grant of 42,500 cash-settled restricted stock units, in lieu of restricted stock due to tax laws in the United Kingdom, in accordance with On2’s compensation policy for services in 2007. The vesting schedule of the units is as follows: one-third of the units vested on May 18, 2008, and one-sixth of the units will vest every six months thereafter. In January 2008, Mr. Wilkins was also awarded options to purchase 75,000 shares of common stock at an exercise price of $0.90 per share. These options were issued to Mr. Wilkins in connection with his promotion to Chief Technology Officer and Senior Vice President of Research and Development in July 2007. The options will vest as follows: one-third of the grant amount on July 30, 2008, one-third of the grant amount on July 30, 2009, and one-third of the grant amount on July 30, 2010.

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

Employment Agreements

Messrs. Frost, Bankoski and Wilkins are parties to employment agreements with us. Mr. Joll, prior to his resignation, was also party to an employment agreement with us. Each of these agreements provides for certain payments and other benefits if the executive’s employment terminates under specified circumstances, as well as certain payments and benefits during the executive’s employment. The Compensation Committee believed that these employment arrangements were an important part of our overall executive compensation program at that time because they served as a recruitment and retention device. However, the Compensation Committee has not determined that it is necessary to enter into employment agreements with other executives at this time. More information concerning these employment agreements is contained in the “Employment Agreements” section on page 81 and in the “Potential Payments Upon Termination” section on page 86.

COMPENSATION COMMITTEE REPORT

The Compensation Committee oversees On2’s executive compensation program on behalf of the Board. In fulfilling its oversight responsibilities, the Compensation Committee reviewed and discussed with On2 management the Compensation Discussion and Analysis set forth in this annual report. Based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this annual report.

James Meyer, Chairman
Michael Alfant
Pekka Salonoja

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides summary information regarding compensation earned by the Named Executive Officers during the fiscal year ended December 31, 2007.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards[1]($)		Option Awards[2] ($)		Non-Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compen- sation[3] ($)		Total ($)
Bill Joll[4] Chief Executive Officer and President	2007 2006	$ $	325,000 211,000		$16,000		$ $	267,000 784,000					$ $	608,000 995,000
Anthony Principe Senior Vice President and Chief Financial Officer	2007 2006	$ $	143,000 120,000	$7,000	$4,000						$ $	1,000 1,000	$ $	155,000 121,000
Matthew Frost Executive Vice President and General Counsel	2007 2006	$ $	190,000 179,000	$11,000	$9,000			$46,000			$ $	1,000 1,000	$ $	211,000 226,000
James Bankoski[5] Senior Vice President of Core Technologies and Chief Technology Officer	2007		$141,000	$8,000	$51,000							$1,000		$201,000
Paul Wilkins[6] Senior Vice President of Research and Development and Chief Technology Officer	2007		$172,000	$20,000	$4,000	[7]						$13,000		$209,000

[1]
This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2007 fiscal year for the fair value of restricted stock awards granted to each of the Named Executive Officers in 2007 as well as prior fiscal years, determined in accordance with Statement of Financial Accounting Standards Number 123, Share-Based Payment, as revised in 2004 (“SFAS 123R”). The amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. The fair value is calculated using the closing price of Company common stock on the date the shares of restricted stock were granted. For additional information, refer to Note 1 of the Company’s financial statements in this Form 10-K for the year ended December 31, 2007. See the Grants of Plan-Based Awards Table at page 80 for additional information concerning the awards. These amounts reflect the Company’s accounting expense for the awards, and do not correspond to the actual value that may be recognized by the Named Executive Officers.

[2]
This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2007 fiscal year for the fair value of stock options granted to each of the Named Executive Officers in 2007 as well as prior fiscal years, determined in accordance with SFAS 123R. The amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions with respect to the 2007 grants, refer to Note 1 of the Company’s financial statements in this Form 10-K for the year ended December 31, 2007. For information on the valuation assumptions with respect to grants made prior to 2007, refer to Note 1 of the Company financial statements in the Form 10-K for the year ended December 31, 2006 and Note 1 of the Company financial statements in the Form 10-K for the year ended December 31, 2005. See the Grants of Plan-Based Awards Table at page 80 for information on options granted in 2007. These amounts reflect the Company’s accounting expense for these awards, and do not correspond to the actual value that may be recognized by the Named Executive Officers.

[3]	See the All Other Compensation below for additional information.

[4]
Mr. Joll commenced employment with the Company on May 8, 2006 at an annual base salary of $325,000. His salary for 2006 was prorated to reflect his employment for only a portion of the year. Mr. Joll resigned as Chief Executive Officer and President of the Company on June 11, 2008.

[5]	James Bankoski was not a Named Executive Officer of our Company prior to 2007.

[6]
Paul Wilkins resides in the U.K. and was paid in the British Pound. The salary paid was £86,041 and the bonus paid in 2007, but earned in 2006 was £10,469. The December 31, 2007 conversion rate from the British Pound to the US Dollar was 1.9973. Paul Wilkins was not a Named Executive Officer of our Company prior to 2007.

[7]
Represents an award of 42,500 shares of cash settled restricted stock units to Paul Wilkins. No shares of common stock will be issued pursuant to this award, as the award is settled in cash. See the Grants of Plan-Based Awards Table at page 80 for additional information concerning the cash-settled restricted stock units award.

All Other Compensation

The All Other Compensation in the Summary Compensation Table reports On2 matching contributions to the named executive’s section 401(k) savings plan account of up to $1,000 (subject to the limitations imposed by law), with the exception of Paul Wilkins, whose pension payments of 6,600£ were paid in the U.K. The conversion rate at December 31, 2007 from the British Pound to the US Dollar was 1.9973.

GRANTS OF PLAN-BASED AWARDS IN 2007

The following table provides information about equity and non-equity awards granted to the Named Executive Officers in 2007. This information includes (1) the grant date of the award; (2) the number of shares underlying each restricted stock award; and (3) the grant date fair value of each equity award, computed under SFAS 123R.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)[1]	Grant Date Fair Value of Stock and Option Awards[2]
Bill Joll	11/13/2007	107,629	$118,000
Anthony Principe	11/13/2007	60,848	$66,000
James Bankoski	05/18/2007	46,628	$165,000
Matthew Frost	11/13/2007	66,182	$72,000
Paul Wilkins	11/13/2007	42,500[3]	$46,000

[1]
This column shows the number of restricted stock awards granted in 2007 to the Named Executive Officers. The 107,629 stock awards issued to Bill Joll vest on November 13, 2008. The 60,848 stock awards issued to Anthony Principe vest in one installment of 27,513 shares on November 13, 2008, one installment of 8,335 shares on May 13, 2009, one installment of 8,335 shares on November 13, 2009, one installment of 8,335 shares on May 13, 2010, and one installment of 8,330 shares on November 13, 2010. The 46,628 stock awards issued to Jim Bankoski vest in one installment of 23,293 shares on May 18, 2008, one installment of 5,835 shares on November 18, 2008, one installment of 5,834 shares on May 18, 2009, 5,835 shares on November 18, 2009, and one installment on 5,831 shares on May 13, 2010. The 66,182 stock awards issued to Matt Frost vest in one installment of 32,847 shares on November 13, 2008, one installment of 8,335 shares on May 13, 2009, one installment of 8,335 shares on November 13, 2009, one installment of 8,335 shares on May 13, 2010, and one installment of 8,330 shares on November 13, 2010. The amount represented for Mr. Wilkins includes an award of cash-settled restricted units payable in cash. For more information regarding the award of cash-settled restricted stock units refer to Note 4 of this table.

[2]
This column shows the full grant date fair value of each stock award under SFAS 123R granted to each of the Named Executive Officers in 2007. Generally, the full grant date fair value is the amount that we would expense in our financial statements over the award’s vesting schedule. For additional information on the valuation assumptions, refer to Note 1 of our financial statements in this Form 10-K for the year ended December 31, 2007. These amounts reflect our accounting expense, and do not correspond to the actual value that may be recognized by the Named Executive Officers.

[3]
Paul Wilkins received an award of 42,500 shares of cash-settled restricted stock units in 2007. Each unit awarded represents a contractual right to receive an amount in cash equal to the fair market value of a share of our common stock on the settlement date. No shares of common stock will be issued pursuant to this award, as the award is settled in cash. The 42,500 cash-settled restricted stock units for financial reporting purposes vest in one installment of 14,167 shares on May 18, 2008, one installment of 7,084 shares on November 18, 2008, one installment of 7,083 shares on May 18, 2009, one installment of 7,083 shares on November 18, 2009, and one installment of 7,083 shares on May 10, 2010.

Narrative to Summary Compensation Table and Plan-Based Awards Table

Employment Agreements

During 2007, Mr. Joll, Mr. Frost, Mr. Bankoski and Mr. Wilkins were employed pursuant to employment agreements with us. Each agreement specifies the Named Executive Officer’s base salary, annual bonus opportunity, benefits during employment and post-termination benefits. The employment agreements also impose on each Named Executive Officer certain obligations following termination of their employment.

Mr. Joll’s employment agreement had an initial term that ended on May 7, 2008. The term automatically extended thereafter for a one-year term. Mr. Joll’s employment agreement was terminated upon his resignation as Chief Executive Officer and President of the Company on June 11, 2008. Mr. Joll’s agreement provided for an initial base salary of $325,000. The agreement provided for a discretionary bonus for the fiscal year ending December 31, 2007, in accordance with a senior management bonus scheme tied to delivery of revenue and profitability objectives for such year, metrics and scales as agreed by the Compensation Committee in the fourth quarter of 2006 calendar year, with the achievable range between 33% of base salary and 100+% of base salary based upon actual performance against such goals. The amount of the bonus, if any, shall be increased or decreased, at the discretion of the Board of Directors, if the Company’s performance is better than or is less than the agreed-upon goals. In the absence of agreement between the Company and Mr. Joll of such goals, the goals shall be 135% of the goals metrics and scales set for the immediately preceding calendar year.

In 2006, pursuant to the agreement with Mr. Joll, we granted to him options to purchase 1,500,000 shares of our common stock at an exercise price of $0.90 per share. The options vested in one installment of 333,334 shares on May 1, 2006, one installment of 333,333 shares on November 8, 2006, with the remainder to vest in one installment of 333,333 shares on May 8, 2007 and one installment of 500,000 shares on May 8, 2008. The exercise price of $0.90 for the stock options granted was the average of the high and low price of our common stock on April 28, 2006, the trading day preceding the date on which the Compensation Committee approved the grant of the options.

In addition, the agreement also entitled Mr. Joll to participate in employee benefit plans which are available to our other senior executives, annual vacation and reimbursement of reasonable travel and other business expenses.

Mr. Frost’s employment agreement has an initial term that ended on February 28, 2008. On April 24, 2008, we extended the term until February 28, 2011. Mr. Frost’s agreement provides for an annual base salary of $182,500 per year and an annual discretionary bonus pursuant to the bonus plan available to the most senior members of our management. Mr. Frost also received stock options to purchase 75,000 shares of our common stock, to be granted under our 2005 Incentive Compensation Plan. One-half of the options vested on March 8, 2006, the date of grant, and the other half of the options vested on February 28, 2007. The exercise price was $0.82, which was the average of the high and low price of our common stock on March 31, 2006, the trading day preceding the date on which the Compensation Committee granted the options. The agreement also provides that Mr. Frost is entitled to participate in employee benefit plans which are available to our other senior executives, annual vacation and reimbursement of reasonable business expenses.

Mr. Bankoski’s employment agreement has an initial term that ends on July 30, 2010. The term may be extended upon our agreement with Mr. Bankoski. Mr. Bankoski’s agreement provides for an annual base salary of $152,500 per year and an annual discretionary bonus pursuant to the bonus plan available to the most senior members of our management. The agreement also provides that Mr. Bankoski is entitled to participate in employee benefit plans which are available to our other senior executives, annual vacation and reimbursement of reasonable business expenses.

Mr. Wilkins’ employment agreement is with our wholly-owned subsidiary, On2 Technologies (UK) Limited (f/k/a/ MetaVisual Creations Limited), and has an initial term that ends on July 30, 2010. The term may be extended upon our agreement with Mr. Wilkins. Mr. Wilkins’ agreement provides for an annual base salary of ₤90,000 per year and an annual discretionary bonus pursuant to the bonus plan available to the most senior members of our management. The agreement also provides that Mr. Wilkins is entitled to participate in employee benefit plans which are available to our other senior executives, annual vacation and reimbursement of reasonable business expenses.

Messers. Joll, Frost, Bankoski and Wilkins are entitled to certain payments and benefits under their employment agreements if they are terminated by us without cause. For additional information concerning these payments and benefits, see Potential Payments Upon Termination on page 86.

Salary and Cash Incentive Awards in Proportion to Total Compensation

As noted in the Compensation Discussion and Analysis on page 70, the Compensation Committee believes that a portion of each Named Executive Officer’s compensation should be in the form of equity awards. The following table sets forth the percentage of each Named Executive Officer’s total compensation that was paid in the form of base salary and cash incentive award under the 2007 performance-based incentive plan. The Compensation Committee anticipates that salary and cash incentive awards will constitute a smaller percentage of each Named Executive Officer’s total compensation in future years as the Compensation Committee has additional opportunity to structure appropriately targeted long-term equity-based incentive awards, such as stock options and restricted stock and On2 achieves profitability.

Name	Percentage of Total Compensation
Bill Joll	53%
Anthony Principe	97%
Matthew Frost	96%
James Bankoski	74%
Paul Wilkins	96%

OUTSTANDING EQUITY AWARDS AT 2007 FISCAL YEAR-END

The following table provides information about the stock option awards and stock awards held by the Named Executive Officers as of December 31, 2007. This information includes unexercised and unvested stock options, and unvested restricted stock awards. Each equity award is separately shown for each Named Executive Officer. The vesting schedule for each equity award is shown immediately following the table based on the date on which the stock option award was granted and based on whether it is a stock option award or a restricted stock award. The market value of restricted stock awards is based on the closing price of Company common stock as of December 31, 2007 (the last market trading date during the Company’s 2007 fiscal year), which was $1.02.

	Option Awards						Stock Awards
Name	Option Grant Date		Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date	Stock Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares of Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Bill Joll	05/01/2006	(a)	1,000,000		$0.90	05/01/2014	11/13/07	107,629	$110,000
	05/01/2006	(b)		500,000	$0.90	05/01/2014

Anthony Principe	08/26/2002		12,500		$0.14	08/26/2012	11/13/07	60,848	$62,000
	10/01/2002		10,000		$0.32	10/01/2012
	11/15/2003		50,000		$1.25	11/15/2013
	05/13/2004		35,000		$0.66	05/13/2014
	12/03/2004		40,000		$0.57	12/03/2014
	06/27/2005		40,000		$0.59	06/27/2013
	11/18/2005		100,000		$0.79	11/18/2013

Matthew Frost	12/15/2003		75,000		$1.36	12/15/2013	11/13/07	66,182	$68,000
	05/13/2004		35,000		$0.66	05/13/2014
	12/03/2004		140,000		$0.57	12/03/2014
	11/18/2005		100,000		$0.79	11/18/2013
	04/03/2006		75,000		$0.81	04/03/2014

James Bankoski	08/08/2000		25,000		$3.38	08/08/2010	5/18/07	46,628	$48,000

Paul Wilkins	11/22/2005		40,000		$.079	11/22/2013	11/13/07	42,500[1]	$43,000

1 Paul Wilkins received an award of 42,500 shares of cash-settled restricted stock units in 2007. Each unit awarded represents a contractual right to receive an amount in cash equal to the fair market value of a share of our common stock on the settlement date. No shares of common stock will be issued pursuant to this award, as the award is settled in cash.

Option Awards Vesting Schedule

Grant Date	Vesting Schedule
08/08/2000	33.34% 1 year after grant; 33.33% 2 years after grant; 33.33% 3 years after grant
08/26/2002	25% immediately; 25% 1 year after grant; 25% 2 years after grant; 25% 3 years after grant
10/01/2002	50% in 6 months; 50% 1 year after grant
11/15/2003	50% immediately; 50% 1 year after grant
12/15/2003	33.33% immediately; 33.33% 1 year after grant; 33.34% 2 years after grant
05/13/2004	50% immediately; 50% 1 year after grant
12/03/2004	100% 1 year after grant
06/27/2005	50% immediately; 50% 1 year after grant
11/18/2005	50% immediately; 50% 1 year after grant
11/22/2005	50% immediately; 50% in 1 year
04/03/2006	50% immediately; 50% on 02/28/07
05/01/2006 (a)	33.34% vests on 05/01/06; 33.33% vests on 11/08/06; 33.33% vests on 05/08/07
05/01/2006 (b)	100% vests on 05/08/08

Stock Awards Vesting Schedule

Grant Date	Vesting Schedule
Bill Joll 11/13/07	100% vests on 11/13/08

Anthony Principe 11/13/07	27,513 shares on 11/13/08; 8,335 on 05/13/09; 8,335 on 11/13/09; 8,335 on 05/13/10; 8,330 on 11/13/10

Matthew Frost 11/13/07	32,847 on 11/13/08; 8,335-05/13/09; 8,335-11/13/09; 8,335-05/13/10; 8,330-11/13/10

James Bankowski 5/18/07	23,293 on 5/18/08; 5,835 on11/18/08; 5,834 on 5/18/09; 5,835 on11/18/09; 5,831on 5/18/10

Paul Wilkins 11/13/07	14,167 on 5/18/08; 7,084 on11/18/08; 7,083 on 05/18/09; 7,083 on 11/18/09; 7,083 on 5/18/10

OPTION EXERCISES AND STOCK VESTED IN FISCAL 2007

The following table provides information for the Named Executive Officers regarding stock options that were exercised during fiscal 2007 and the vesting of stock, including restricted stock, during fiscal 2007.

	Option Awards			Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise		Number of Shares Acquired on Vesting	Value Realized on Vesting
Bill Joll		$			$
Anthony Principe		$			$
Matthew Frost		$			$
James Bankoski	451,344		$790,004		$
Paul Wilkins	420,500		$1,339,194		$

POTENTIAL PAYMENTS UPON TERMINATION

Employment Agreements

As explained in the Narrative to the Summary Compensation Table and Plan-Based Award Table on page 81, we have entered into employment agreements with Mr. Joll, Mr. Frost and Mr. Bankoski. Our employment agreement with Mr. Joll terminated on June 11, 2008 upon his resignation from the Company as Chief Executive Officer and President. Our wholly-owned subsidiary, On2 Technologies (UK) Limited (f/k/a MetaVisual Creations Limited), has entered into an employment agreement with Mr. Wilkins.  The agreements provide for certain payments and other benefits if their employment with us is terminated under circumstances described in the agreements. The specific payments and benefits depend on the type of termination event. The standard definitions contained in these employment agreements for the various types of termination events covered under the agreements are described below, although the exact definitions may vary by agreement and by Named Executive Officer.

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

•
“Non-extension of Term by On2 “ means termination initiated by us by providing notice to the Named Executive Officer that the current term of the agreement will not be automatically extended beyond its scheduled end date.

•
“Disability Termination” means termination of the executive’s employment by us because of his failure to perform his material duties for a period of 26 consecutive weeks or an aggregate of 40 weeks during any twelve month period, in the case of Bill Joll, or six consecutive weeks or an aggregate of twelve weeks during any twelve month period, in the case of Messers. Frost, Bankoski and Wilkins as a result of disability or incapacity.

•	“Death Termination” means the automatic termination of the agreement upon the Named Executive Officer’s death.

Bill Joll was subject under his employment agreement to non-competition and non-solicitation restrictions following termination of his employment for any reason. These restrictions applied for 12 months. In addition, Mr. Joll was entitled under his employment agreement to continue coverage under company-sponsored group health plans following termination of employment for a period of six months. Mr. Frost is also entitled to continue coverage under company-sponsored group health plans following termination of employment for a period of six months.

The following tables describe the potential payments and benefits under each employment agreement. The agreements vary as to whether a particular type of termination event entitles the Named Executive Officer to any benefits or payments.

Bill Joll
Chief Executive Officer and President

Executive Benefits and Payments Upon Separation 1	Resignation for Good Reason	Non-extension of Term by the Executive	Resignation without Good Reason	Termination for Cause	Termination without Cause	Non-extension of Term by On2	Disability Termination	Death Termination
Compensation:
Severance [2]	$325,000	$0	$0	$0	$325,000	$162,500	$27,083	$0
Bonus [3]	$108,333 to $325,000	$0	$0	$0	$108,333 to $325,000	$0	$0	$0

Benefits & Perquisites:
Health Plan Continuation	$10,853	$0	$0	$0	$10,853	$0	$0	$0

Total	$335,853	$0	$0	$0	$335,853	$162,500	$27,083	$0

[1]	The amounts shown in this table were computed based on the following assumptions: the termination date is December 31, 2007; Mr. Joll’s base salary is $325,000.

[2]
For Resignation for Good Reason or Termination without Cause, severance is one year of his base salary at termination and is paid in a single lump sum. For a Non-extension of Term by On2, severance is continued payment of base salary for six months following the date on which Mr. Joll receives the notice of non-renewal. For a Disability Termination, severance is continued payment of base salary for 30 days following the notice of termination by us.

[3]
The bonus amount shown in the event of a Resignation for Good Reason or Termination without Cause is an amount that the Board determines is the amount of the bonus that would become payable for that year in which the termination or resignation occurs, based upon the goals agreed to by us and Mr. Joll for that year, payable at the end of the year. The range of the bonus is 33% to 100% of Mr. Joll’s base salary, which is determined by specific cash flow targets. For 2007, however, since the cash flow targets were not met, Mr. Joll was not awarded a bonus.

Matthew Frost
Executive Vice President and General Counsel

Executive Benefits and Payments Upon Separation [1]	Resignation for Good Reason	Non-extension of Term by the Executive	Resignation without Good Reason	Termination for Cause	Termination without Cause[4]	Non-extension of Term by On2	Disability Termination	Death Termination
Compensation:
Severance[2]	$33,333	$0	$0	$0	$100,000	$0	$0	$0
Bonus[3]	$0 to $100,000	$0	$0	$0	$0 to $100,000	$0	$0	$0

Benefits & Perquisites:
Health Plan Continuation	$0	$0	$0	$13,023	$13,023	$0	$13,023	$13,023

Total	$33,333	$0	$0	$13,023	$113,023	$0	$13,023	$13,023

[1]	The amounts shown in the above table were computed based on the following assumptions: the termination date was December 31, 2007; Mr. Frost’s base salary was $200,000.

[2]	Severance is continuation of annual base salary for 180 days from the date of termination in the event of a Termination without Cause, Disability Termination, or Death Termination.

[3]
The bonus amount shown in the event of a Resignation for Good Reason or Termination without Cause is an amount that the Board determines is the amount of the bonus that has become payable with respect to the completed 2007 calendar year but not yet paid to Mr. Frost. The range of the bonus is 0 to 50% of Mr. Frost’s base salary, which is determined by specific cash flow targets.

[4]	In the event of a Termination without Cause, the vesting of all of Mr. Frost’s outstanding options is accelerated.

James Bankoski
Senior Vice President of Core Technologies and Chief Technology Officer

Executive Benefits and Payments Upon Separation [1]	Resignation for Good Reason	Non-extension of Term by the Executive	Resignation without Good Reason	Termination for Cause	Termination without Cause[4]	Non-extension of Term by On2	Disability Termination	Death Termination
Compensation:
Severance[2]	$76,250	$0	$0	$0	$76,250	$0	$0	$0
Bonus[3]	$0 to $76,250	$0	$0	$0	$0	$0	$0	$0

Benefits & Perquisites:
Health Plan Continuation	$0	$0	$0	$0	$7,158	$0	$0	$0

Total	$76,250	$0	$0	$0	$83,408	$0	$0	$0

[1]	The amounts shown in the above table were computed based on the following assumptions: the termination date was December 31, 2007; Mr. Bankoski’s base salary was $152,500.

[2]	Severance is continuation of annual base salary for 180 days from the date of termination in the event of a Termination without Cause, Disability Termination, or Death Termination.

[3]
The bonus amount shown in the event of a Resignation for Good Reason or Termination without Cause is an amount that the Board determines is the amount of the bonus that has become payable with respect to the completed 2007 calendar year but not yet paid to Mr. Bankoski. The range of the bonus is 0 to 50% of Mr. Bankoski’s base salary, which is determined by specific cash flow targets.

[4]	In the event of a Termination without Cause, the vesting of all of Mr. Bankoski’s outstanding options is accelerated.

Paul Wilkins
Senior Vice President of Research and Development and Chief Technology Officer

Executive Benefits and Payments Upon Separation [1]	Resignation for Good Reason	Non-extension of Term by the Executive	Resignation without Good Reason	Termination for Cause	Termination without Cause[4]	Non-extension of Term by On2	Disability Termination	Death Termination
Compensation:
Severance[2]	$90,000	$0	$0	$0	$90,000	$0	$0	$0
Bonus[3]	$0 to $90,000	$0	$0	$0	$0	$0	$0	$0

Benefits & Perquisites:
Health Plan Continuation	$0	$0	$0	$0	$928	$0	$0	$0

Total	$90,000	$0	$0	$0	$90,928	$0	$0	$0

[1]
The amounts shown in the above table were computed based on the following assumptions: the termination date was December 31, 2007; Mr. Wilkins’ base salary was $180,000. Mr. Wilkins is paid in his domestic currency which is the British Pound. For purposes of this table, we used the conversion rate at December 31, 2007.

[2]	Severance is continuation of annual base salary for 180 days from the date of termination in the event of a Termination without Cause, Disability Termination, or Death Termination..

[3]
The bonus amount shown in the event of a Resignation for Good Reason or Termination without Cause is an amount that the Board determines is the amount of the bonus that has become payable with respect to the completed 2007 calendar year but not yet paid to Mr. Wilkins. The range of the bonus is 0 to 50% of Mr. Wilkins’ base salary, which is determined by specific cash flow targets.

[4]	In the event of a Termination without Cause, the vesting of all of Mr. Wilkins’ outstanding options is accelerated.

Life Insurance Benefit. If Mr. Joll had died on December 31, 2007, his survivor would have received $250,000 under the supplemental term life insurance policy for which we annually reimburse premiums. If Mr. Frost had died on December 31, 2007, his survivor would have received $200,000 under the supplemental term life insurance policy for which we annually reimburse premiums. If Mr. Bankoski had died on December 31, 2007, his survivor would have received $152,500 under the supplemental term life insurance policy for which we annually reimburse premiums.

NON-MANAGEMENT DIRECTOR COMPENSATION FOR FISCAL 2007

We use a combination of cash and equity-based incentive compensation to attract and retain qualified candidates to serve as non-management directors on the Board. Director compensation is reviewed annually by the Compensation Committee and changes are made to the total director compensation package when the Board determines that such changes are appropriate. The Compensation Committee may from time to time engage independent compensation consultants to evaluate our director compensation program relative to the same Peer Group of companies that the Compensation Committee will consider in setting executive compensation, as described in the Compensation Discussion and Analysis on page 70. During the fiscal year ended December 31, 2007, each non-management director received an annual retainer fee of $10,000 for service on the Board and $5,000 for each committee on which they serve, except that non-management directors who are chairmen of the Audit and Compensation Committees shall receive $10,000 for their service on each such committee. In addition, a non-management chairman of the Board receives an annual cash retainer fee of $10,000 for service as chairman. All members of the Board are reimbursed for actual expenses incurred in connection with attendance at Board meetings and committee meetings.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
James Meyer	$20,000	$23,000					$43,000

William Newman	$15,000	$20,000					$35,000

Thomas Weigman	$15,000	$20,000					$35,000

J. Allen Kosowsky	$35,000	$44,000					$79,000

Mike Kopetski	$15,000	$20,000					$35,000

Mike Alfant	$15,000	$20,000					$35,000

Afsaneh Naimollah	$15,000	$20,000					$35,000

Pekka Salonoja

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS

The following information with respect to beneficial ownership, as of June 16, 2008, of shares of common stock is furnished with respect to (i) each director of our company, (ii) each Named Executive Officer of the our company, (iii) all current directors and Named Executive Officers as a group, and (iv) each person known by us to be a beneficial owner of more than 5% of our outstanding common stock, together with their respective percentages. All ownership information is based upon filings made by those persons with the Securities and Exchange Commission or upon information provided to us. To our knowledge, each of the holders of shares of common stock listed below has sole voting and investment power as to the shares owned by such holder, unless otherwise noted. Unless otherwise indicated below, the address of each person named in the table below is in the care of On2 Technologies, Inc., 21 Corporate Drive, Suite 103, Clifton Park, New York 12065.

	Amount and Nature of Beneficial Ownership (Number of Shares)(1)
Name and Address of Beneficial Owner	Title of Class	Total	Percent of Class

James Bankoski(2) Senior Vice President of Core Technologies and Chief Technology Officer	Common	137,426	*

Bill Joll(3) President and Chief Executive Officer	Common	1,607,629	1.01%

Matthew Frost (4) Executive Vice President, Legal and Business Affairs	Common	512,690	*

James Meyer (5) Director	Common	265,893	*

Anthony Principe (6) Senior Vice President and Chief Financial Officer	Common	377,548	*

Paul Wilkins(7) Senior Vice President of Research and Development and Chief Technology Officer	Common	103,597	*

William A. Newman(8) Director	Common	509,191	*

J. Allen Kosowsky(9) Director	Common	879,965	*

Michael Kopetski(10) Director	Common	385,531	*

Thomas Weigman(11) Director	Common	523,531	*

Michael J. Alfant(12) Director	Common	243,531	*

Afsaneh Naimollah(13) Director	Common	193,531	*

Pekka Salonoja(14) Director	Common	7,868,175	4.93%

All current directors and Named Executive Officers as a group (11 persons)	Common	13,617,440	8.53%

Capman Capital Management Oy(15) (16) (17)	Common	10,284,042	6.45%

*	Represents less than one percent (1%) of outstanding shares of common stock.

(1)
Pursuant to current regulations of the Securities and Exchange Commission, securities must be listed as “beneficially owned” by a person who directly or indirectly has or shares voting power or dispositive power with respect to the securities, whether or not the person has any economic interest in the securities. In addition, a person is deemed a beneficial owner if he has the right to acquire beneficial ownership within 60 days, whether upon the exercise of a stock option or warrant, conversion of a convertible security or otherwise.

(2)	Includes 37,426 shares of common stock and options to purchase 100,000 shares of common stock that are exercisable within 60 days.

(3)	Includes 107,629 shares of common stock and options to purchase 1,500,000 shares of common stock that are exercisable within 60 days.

(4)	Includes 87,690 shares of common stock and options to purchase 425,000 shares of common stock that are exercisable within 60 days.

(5)
Includes 85,893 shares of common stock, of which 113,952 shares are held directly, 10,000 shares are held as trustee for the trust beneficially owned by Sara Meyer, and 9,000 shares are held indirectly by trust for his sons. Mr. Meyer disclaims beneficial ownership of the securities held in trust for his sons. Also includes options to purchase 180,000 shares of common stock that are exercisable within 60 days. Does not include 47,059 restricted shares granted but not yet formally issued; these shares have not been included in the total number of our issued and outstanding shares.

(6)	Includes 90,048 shares of common stock and options to purchase 287,500 shares of common stock that are exercisable within 60 days.

(7)
Includes options to purchase 87,500 shares of common stock that are exercisable within 60 days. Also includes 16,097 shares of common stock held indirectly as trustee for a trust for Mr. Wilkins’ children.

(8)
Includes 44,191 shares of common stock and options to purchase 465,000 shares of common stock that are exercisable within 60 days. Does not include 53,979 restricted shares granted but not yet formally issued; these shares have not been included in the total number of our issued and outstanding shares.

(9)
Includes 369,965 shares of common stock and options to purchase 510,000 shares of common stock that are exercisable within 60 days. Does not include 103,806 restricted shares granted but not yet formally issued; these shares have not been included in the total number of our issued and outstanding shares.

(10)
Includes 68,531 shares of common stock and options to purchase 290,000 shares of common stock that are exercisable within 60 days. Does not include 47,059 restricted shares granted but not yet formally issued; these shares have not been included in the total number of our issued and outstanding shares.

(11)
Includes 83,531 shares of common stock and options to purchase 440,000 shares of common stock that are exercisable within 60 days. Does not include 47,059 restricted shares granted but not yet formally issued; these shares have not been included in the total number of our issued and outstanding shares.

(12)
Includes 43,531 shares of common stock and options to purchase 200,000 shares of common stock that are exercisable within 60 days. Does not include 53,979 restricted shares granted but not yet formally issued; these shares have not been included in the total number of our issued and outstanding shares.

(13)
Includes 43,531 shares of common stock and options to purchase 150,000 shares of common stock that are exercisable within 60 days. Does not include 47,059 restricted shares granted but not yet formally issued; these shares have not been included in the total number of our issued and outstanding shares.

(14)
Includes 76,650 shares of common stock held by Nexit Infocom 200 Limited, of which Mr. Salonoja is a director. Also includes 7,791,525 shares of common stock held by Nexit Ventures Oy, of which Mr. Salonoja is a director. Mr. Salonoja disclaims beneficial ownership of the securities held by these entities. Does not include 53,979 restricted shares granted but no yet formally issued; these shares have not been included in the total number of our issued and outstanding shares.

(15)
The information with respect to this beneficial owner is according to such beneficial owner’s filings with the SEC. According to these filings, these shares were not acquired for the purpose of or having the effect of changing or influencing control of the company nor in connection with or as a participant in any transaction having such purpose or effect.

(16)	The address of Capman Capital Management Oy is Korkeavuorenkatu 32, 00130 Helsinki, Finland.

(17)
According to Schedule 13G filed on March 14, 2008 by Capman Capital Management Oy (“Capman”), in its capacity as the general partner of Finnventure Rahasto V Ky (“Finnventure V”) and Finnventure Rahasto V ET Ky (“Finnventure V ET), Capman has sole dispositive and voting power with respect to such shares, of which 5,142,021 are directly held by Finnventure V and 5,142,021 are directly held by Finnventure V ET. Finnventure V and Finnventure V ET are both limited partnerships in which Capman acts as the general partner.

Equity Compensation Plan Information December 31, 2007
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	10,610,000	$1.08	10,452,000

Equity compensation plans not approved by security holders

Total	10,610,00	$1.08	10,452,000

Item 13.	Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We believe that the terms of each transaction described below are comparable to, or more favorable to us than the terms that would have been obtained in an arms’ length transaction with an unaffiliated party.

During the years ended December 31, 2007 and 2006, we retained McGuireWoods LLP to perform certain legal services on our behalf and incurred approximately $1,022,000 and $150,000 respectively for such legal services. William A. Newman, a director of our company, was a partner of McGuireWoods LLP until May, 2008.

Review, Approval or Ratification of Transactions with Related Persons

We do not have a written policy concerning transactions between us and any director or executive officer, nominee for director, 5% stockholder or member of the immediate family of any such person. However, our policy is that such transactions shall be reviewed by our Board of Directors and found to be fair to On2 prior to entering into any such transaction, except for (i) executive officers’ participation in employee benefits which are available to all employees generally and (ii) compensation decisions with respect to executive officers other than the CEO, which are made by the Compensation Committee pursuant to recommendations of the CEO, as is described under “Compensation Discussion and Analysis” on page 70.

Director Independence

On the basis of information solicited from each director, the Board of Directors has affirmatively determined that each of J. Allen Kosowsky, Thomas Weigman, Michael Alfant Michael Kopetski, Afsaneh Naimollah, James Meyer, and Pekka Salonoja has no material relationship with On2 and is independent pursuant to American Stock Exchange director independence standards as currently in effect. In making this determination, the Board of Directors, with the assistance of On2’s general counsel, evaluated responses to a questionnaire completed annually by each director, the company and management. Bill Joll and William Newman are not independent pursuant to the American Stock Exchange independence standards. Bill Joll currently serves as our President and Chief Executive Officer. Until May 2008, Mr. Newman was a partner in McGuireWoods, LLP, our outside law firm.

Further, the Board of Directors determined that each of the members of the audit committee, the compensation committee, and the governance and nominating committee has no material relationship with On2 and is independent within the meaning of our corporate governance guidelines, which adopt the statutory and American Stock Exchange independence standards applicable to audit committee members.

Item 14.	Principal Accounting Fees and Services.

AUDIT FEES

Audit fees billed (or expected to be billed) to us by Eisner LLP for the audit of our annual financial statements included in our annual report on 10-K for the 2007 fiscal year and reviews of the quarterly financial statements included in our quarterly reports on Form 10-Q for the 2007 fiscal year totaled approximately $447,000. Audit fees billed to us by Eisner LLP for the audit of our annual financial statements included in our annual report on Form 10-K for the 2006 fiscal year and reviews of the quarterly financial statements included in our quarterly reports on Form 10-Q for the 2006 fiscal year totaled approximately $117,000.

AUDIT-RELATED FEES

In the last two fiscal years, Eisner LLP did not bill us for any assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

TAX FEES

In the fiscal year ending December 31, 2007, Eisner LLP billed On2 approximately $17,000 for professional services for tax compliance, tax advice, and tax planning. In the fiscal year ending December 31, 2006, Eisner LLP billed On2 approximately $15,000 for professional services for tax compliance, tax advice, and tax planning.

FINANCIAL INFORMATION SYSTEMS DESIGN AND IMPLEMENTATION FEES

In the last two fiscal years, we did not engage Eisner LLP to provide advice to us regarding financial information systems design and implementation.

ALL OTHER FEES

In the fiscal year ending December 31, 2007, Eisner LLP billed us $122,000 for non-audit services. In the fiscal year ending December 31, 2006, Eisner LLP billed us approximately $0 for non-audit services.

Pre-Approval of Audit and Non-Audit Services

The audit committee’s policy is to pre-approve all audit services, audit-related services and other services permitted by law provided by the external auditors. During 2007, On2 used Eisner LLP for non-audit services; and therefore, the audit committee was required to approve such services.

PART IV

Item 15.	Exhibits.

 Exhibits

The exhibits listed in the Index to Exhibits, which appears below, are filed as a part of this annual report.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date Filed	Filed Herewith

2.1
Share Exchange Agreement, dated as of May 21, 2007, by and among the Company and Nexit Ventures Oy, as the Authorized Representatives of the holders of all outstanding equity securities of Hantro Products Oy
		8-K	May 22, 2007

3.1	Certificate of Incorporation of the Company	10-K	April 2, 2001

3.2	Bylaws of the Company			X

3.3	Amendment to Certificate of Incorporation (to increase authorized shares to 250,000,000)			X

3.4	Amendment of Bylaws	8-K	June 13, 2008

4.1	Securityholders Agreement, dated as of Dec. 1, 1999, between the Company and thirteen securityholders party thereto	10-K	March 30, 2000

4.2	Form of Investor Rights Agreement, dated as of Dec. 1, 1999,between the Company and each of nine investors	10-K	March 30, 2000

4.3	Form of Warrant issued to the investors party to the Investor Rights Agreement	10-K	March 30, 2000

4.4	Form of Investors’ Rights Agreement between the Company and the holders of Series C Preferred Stock, Series C-II Preferred Stock and Series C-III Preferred Stock	S-3	Dec. 8, 2000

4.5	Certificate of Designations for the Company’s Series C Preferred Stock	10-K	April 2, 2001

4.6	Certificate of Designations for the Company’s Series C-II Preferred Stock	10-K	April 2, 2001

4.7	Certificate of Designations for the Company’s Series C-III Preferred Stock	10-K	April 2, 2001

4.8	Form of Warrant issued to the holders of Series C, Series C-II and Series C-III Preferred Stock	10-K	April 2, 2001

4.9	Common Stock Purchase Agreement, dated as of July 18, 2001 by and between the Company and Real.	SB-2/A	Sept. 13, 2001

4.10	Investor Rights Agreement, dated as of July 18, 2001, between Real and the Company	SB-2/A	Sept. 13, 2001

4.11	Indemnity Agreement, dated as of January 28, 2002, by and among The Travelers Insurance Company, Travelers Indemnity Company, and the Company	S-3	July 11, 2003

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date Filed	Filed Herewith

4.12	Investor’s Rights Agreement, dated as of January 29, 2001, between the Company and Abanat Limited	S-3	Oct. 1, 2003

4.13	Common Stock Purchase Warrant, dated as of August 24, 2006	8-K	August 25, 2006

10.1	License Agreement by and between the Company and Bevmax Office Centers 1560, LLC	10-K	March 15, 2006

10.2	Restated Lease Agreement by and between the Company and Sitterly Associates II	10-K	March 15, 2006

10.3	Separation and Consultancy Agreement by and between the Company and Douglas A. McIntyre, dated as of February 2, 2006	10-K	March 15, 2006

10.4	Employment Agreement, dated May 1, 2006, by and between the Company and Bill Joll	10-Q	May 5, 2006

10.5	Securities Purchase Agreement, dated as of August 24, 2006	8-K	Aug. 25, 2006

10.6	Registration Rights Agreement, dated as of August 24, 2006	8-K	Aug. 25, 2006

10.7	Stockholder Voting Agreement	8-K	Aug. 25, 2006

10.8	Asset Purchase Agreement (Confidential Treatment Requested as to Redacted Portions)	8-K/A	Nov. 17, 2006

10.9	Exhibit B [sic] to Asset Purchase Agreement (Form of Escrow Agreement)	8-K/A	Nov. 17, 2006

10.10	Exhibit C [sic] to Asset Purchase Agreement (Form of Support and Maintenance Agreement)	8-K/A	Nov. 17, 2006

10.11	Exhibit D [sic] to Asset Purchase Agreement (Form of Registration Rights Agreement)	8-K/A	Nov. 17, 2006

10.12	Employment Agreement, dated as of February 28, 2006, by and between the Company and Matt Frost	10-K	March 23, 2007

10.13	Letter Agreement between the Company and Midsummer Investment, Ltd., dated May 31, 2007	8-K	June 20, 2007

10.14	Letter Agreement between the Company and Rockmore Investment Master Fund, dated June 11, 2007	8-K	June 20, 2007

10.15	Form of Employment Agreement with Jim Bankoski	8-K	August 3, 2007

10.16	Form of Employment Agreement with Paul Wilkins	8-K	August 3, 2007

10.17	Underwriting Agreement, dated October 17, 2007, between the Company and ThinkEquity Partners LLC and Merriman Curhan Ford & Co.	8-K	October 23, 2007

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date Filed	Filed Herewith

10.18	Form of Escrow Agreement, dated as of May 21, 2007 by and among the Company, Deutsche Bank and Nexit Ventures Oy, as authorized representative of the securityholders of Hantro Products Oy	DEFR14A	August 30, 2007

10.19	Form of Employment Agreement with Eero Kaikkonen	DEFR14A	August 30, 2007

10.20	Transition Agreement and General Release, dated June 10, 2008, between On2 Technologies, Inc. and Bill Joll	8-K	June 13, 2008

14	Code of Ethics			X

21	Subsidiaries			X

23.1	Consent of Eisner LLP			X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Action of 2002			X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Action of 2002			X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized..

ON2 TECHNOLOGIES, INC.

By:	/s/ Matthew Frost
Matthew Frost
Interim Chief Executive Officer
(Principal Executive Officer)

Date: June 27, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anthony Principe	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	June 27, 2008
(Anthony Principe)

/s/ J. Allen Kosowsky	Chairman of the Board and Director	June 27, 2008
(J. Allen Kosowsky)

/s/ William A. Newman	Director	June 27, 2008
(William A. Newman)

/s/ Mike Kopetski	Director	June 27, 2008
(Mike Kopetski )

/s/ Thomas Weigman	Director	June 27, 2008
(Thomas Weigman)

/s/ Michael J. Alfant	Director	June 27, 2008
(Michael J. Alfant)

/s/ Afsaneh Naimollah	Director	June 27, 2008
(Afsaneh Naimollah)

/s/ James Meyer	Director	June 27, 2008
(James Meyer)

/s/ Pekka Salonoja	Director	June 27, 2008
(Pekka Salonoja)

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
On2 Technologies, Inc.

We have audited the accompanying consolidated balance sheets of On2 Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of On2 Technologies, Inc. and subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with U.S. generally accepted accounting principles.

As discussed in Note (1) to the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation effective January 1, 2006.

In connection with our audits of the consolidated financial statements referred to above, we audited Schedule II – Valuation and Qualifying Accounts for each of the years in the three-year period ended December 31, 2007. In our opinion, this schedule, when considered in relation to the financial statements taken as a whole, present fairly, in all material respects, the information stated therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), On2 Technologies, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 27, 2008 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Eisner LLP

New York, New York
June 27, 2008

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
On2 Technologies, Inc.

We have audited On2 Technologies, Inc.’s (the “Company” or “On2”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The On2 Technologies, Inc. management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment.

1.
The Company’s controls over the procedures for consideration of creditworthiness or the assessment as to whether billings are collectible were not designed effectively to meet the Company’s revenue recognition policy in accordance with generally accepted accounting principles.

2.	The Company did not maintain an effective control environment, specifically relating to its tone at the top and the control consciousness of the former Chief Executive Officer.

3.
Effective controls were not designed to ensure that an appropriate analysis of receivables from customers was conducted, reviewed, approved and documented in order to reasonably estimate the allowance for doubtful accounts.

These material weaknesses and their impact on the company’s financial statements are more fully described in the company’s Annual Report on Form 10-K.

The material weaknesses described above resulted in the restatement of On2’s interim June 30, 2007 and September 30, 2007 consolidated financial statements. Furthermore, these material weaknesses could result in other material misstatements in financial statement accounts and disclosures in the annual or interim On2 consolidated financial statements that would not be timely prevented or detected. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 consolidated financial statements, and this report does not affect our report dated June 27, 2008, on those financial statements.

In our opinion, because of the material weaknesses described above on the achievement of the objectives of the control criteria, On2 Technologies, Inc. has not maintained effective internal control over financial reporting as of December 31, 2007, based on criteria established in COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2007 and 2006 of On2 Technologies, Inc. and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007 and our report dated June 27, 2008 included an explanatory paragraph in connection with the Company’s change in accounting principle for its method of accounting for stock-based compensation.

/s/ Eisner LLP

New York, NY
June 27, 2008

ON2 TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006

ASSETS

Current assets:
Cash and cash equivalents	$9,573,000	$4,961,000
Investments, at market	5,521,000	154,000
Accounts receivable, less allowance for doubtful accounts of $519,000 and $56,000 as of December 31, 2007 and 2006, respectively	7,513,000	1,335,000
Prepaid expenses and other current assets	1,492,000	231,000
Total current assets	24,099,000	6,681,000

Acquired software, net	10,333,000	467,000
Other acquired intangibles, net	7,144,000	108,000
Goodwill	37,023,000	244,000
Property and equipment, net	751,000	157,000
Other assets	175,000	230,000
Total assets	$79,525,000	$7,887,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,433,000	$194,000
Accrued expenses	4,820,000	454,000
Deferred revenue	1,887,000	708,000
Current portion of long-term debt	491,000	-
Short-term borrowings	2,198,000	33,000
Capital lease obligation	24,000	24,000
Total current liabilities	10,853,000	1,413,000

Capital lease obligation, excluding current portion	18,000	29,000
Long-term debt	3,082,000	-
Warrant derivative liability	-	2,329,000
Total liabilities	13,953,000	3,771,000

Series D redeemable convertible preferred stock, $0.01 par value; 3,083 and 3,790 shares issued and outstanding, (liquidation value of $3,083,000 at December 31, 2006)	-	3,083,000

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; 1,849,000 convertible shares issued and outstanding at December 31, 2006 (aggregate of liquidation value of $5,110,000 as of December 31, 2006)	-	19,000
Common stock, $0.01 par value; 250,000,000 shares authorized; 170,475,000 shares issed and issuable; 157,975,000 shares outstanding at December 31, 2007 and 101,258,000 shares issued and outstanding at December 31, 2006	1,705,000	1,012,000
Additional paid-in capital	194,453,000	124,554,000
Accumulated other comprehensive income (loss)	906,000	(46,000)
Accumulated deficit	(131,492,000)	(124,506,000)
Total stockholders’ equity	65,572,000	1,033,000
Total liabilities and stockholders’ equity	$79,525,000	$7,887,000

See accompanying notes to consolidated financial statements

ON2 TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005

Revenue	$13,237,000	$6,572,000	$2,208,000

Operating expenses:
Cost of revenue (1)	2,549,000	2,328,000	1,919,000
Research and development (2)	3,833,000	972,000	1,035,000
Sales and marketing (2)	4,272,000	1,093,000	794,000
General and administrative (2)	5,200,000	4,384,000	2,749,000
Equity-based compensation:
Research and development	147,000	98,000	-
Sales and marketing	157,000	103,000	-
General and administrative	491,000	1,184,000	-

Total operating expenses	16,649,000	10,162,000	6,497,000

Loss from operations	(3,412,000)	(3,590,000)	(4,289,000)

Interest and other income (expense), net	(3,467,000)	(1,226,000)	(284,000)

Loss before income taxes	(6,879,000)	(4,816,000)	(4,573,000)

Income tax expense	25,000	30,000	32,000

Net loss	(6,904,000)	(4,846,000)	(4,605,000)

Convertible preferred stock deemed dividend	-	68,000	2,844,000
Convertible preferred stock 8% dividend	82,000	285,000	325,000
Accretion of costs associated with the Series D Preferred Stock	-	-	175,000

Net loss attributable to common stockholders	$(6,986,000)	$(5,199,000)	$(7,949,000)

Basic and diluted net loss attributable to common stockholders per common share	$(0.06)	$(0.05)	$(0.09)

Weighted average basic and diluted common shares outstanding	121,561,000	96,642,000	89,183,000

(1) Includes equity-based compensation of $151,000 and $169,000 for the years ended December 31, 2007 and 2006.
(2) Excludes equity-based compensation, which is presented separately.

See accompanying notes to consolidated financial statements

ON2 TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

								Accumulated
	Convertible				Additional			Other		Total
	Preferred Stock		Common Stock		Paid-in	Treasury Stock		Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	Equity

Balance at January 1, 2005	3,299,000	$33,000	80,328,000	$803,000	$114,860,000	-	$-	$(42,000)	$(111,358,000)	$4,296,000
Net loss	-	-	-	-	-	-	-	-	(4,605,000)	(4,605,000)
Foreign currency translation adjustment	-	-	-	-	-	-	-	(1,000)	-	(1,000)
Comprehensive loss										(4,606,000)
Issuance of common stock in connection with the exercise of stock options	-	-	116,000	1,000	41,000	-	-	-	-	42,000
Issuance of common stock in connection with the exercise of warrants	-	-	8,052,000	81,000	4,242,000	-	-	-	-	4,323,000
Issuance of common stock in connection with the conversion of Series A secured convertible debentures	-	-	893,000	9,000	91,000	-	-	-	-	100,000
Issuance of common stock in connection with the conversion of Series C-V convertible preferred stock	(1,450,000)	(14,000)	2,040,000	21,000	(7,000)	-	-	-	-	-
Issuance of common stock in connection with the conversion of Series D convertible preferred stock	-	-	300,000	3,000	207,000	-	-	-	-	210,000
Issuance of common stock in connection with the payment of interest on the Series A secured convertible debentures	-	-	28,000	-	18,000	-	-	-	-	18,000
Issuance of common stock in connection with the payment of dividends and dividends accrued on the Series D convertible preferred stock	-	-	538,000	5,000	320,000	-	-	-	(325,000)	-

ON2 TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED)

								Accumulated
	Convertible				Additional			Other		Total
	Preferred Stock		Common Stock		Paid-in	Treasury Stock		Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	Equity

Deemed dividend on Series D convertible preferred stock	-	-	-	-	-	-	-	-	(2,844,000)	(2,844,000)
Accretion of costs associated with the issuance of the Series D convertible preferred stock	-	-	-	-	-	-	-	-	(175,000)	(175,000)
Balance at December 31, 2005	1,849,000	$19,000	92,295,000	$923,000	$119,772,000	-	$-	$(43,000)	$(119,307,000)	$1,364,000
Net loss	-	-	-	-	-	-	-	-	(4,846,000)	(4,846,000)
Foreign currency translation adjustment	-	-	-	-	-	-	-	(3,000)		(3,000)
Comprehensive loss										(4,849,000)
Issuance of common stock in connection with the exercise of stock options	-	-	1,745,000	17,000	924,000	-	-	-	-	941,000
Issuance of common stock in connection with the exercise of warrants	-	-	202,000	2,000	125,000	-	-	-	-	127,000
Issuance of common stock to employees and consultants as compensation	-	-	25,000	-	16,000	-	-	-	-	16,000
Issuance of common stock in connection with the Wildform Support and Services Agreement	-	-	280,000	3,000	255,000	-	-	-	-	258,000
Issuance of common stock in connection with the conversion of Series A secured convertible debentures	-	-	2,232,000	22,000	228,000	-	-	-	-	250,000
Issuance of common stock in connection with the conversion and redemption of Series D convertible preferred stock	-	-	1,017,000	10,000	697,000	-	-	-	-	707,000
Issuance of common stock in connection with the payment of interest on the Series A secured convertible debentures	-	-	5,000	-	5,000	-	-	-	-	5,000

ON2 TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED)

								Accumulated
	Convertible				Additional			Other		Total
	Preferred Stock		Common Stock		Paid-in	Treasury Stock		Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	Equity

Issuance of common stock in connection with the payment of dividends and dividends accrued on the Series D convertible preferred stock	-	-	387,000	4,000	287,000	-	-	-	(285,000)	6,000
Issuance of common stock in connection with sale of common stock and warrants	-	-	3,070,000	31,000	398,000	-	-	-	-	429,000
Deemed dividend on Series D convertible preferred stock	-	-	-	-	68,000	-	-	-	(68,000)	-
Expiration of January 2006 warrant extension	-	-	-	-	135,000	-	-	-	-	135,000
December 2006 warrant extension	-	-	-	-	106,000	-	-	-	-	106,000
Compensation expense associated with the issuance and extension of stock options and restricted stock grants	-	-	-	-	1,538,000	-	-	-	-	1,538,000
Balance at December 31, 2006	1,849,000	$19,000	101,258,000	$1,012,000	$124,554,000	-	-	$(46,000)	$(124,506,000)	$1,033,000
Net loss	-	-	-	-	-	-	-	-	(6,904,000)	(6,904,000)
Foreign currency translation adjustment	-	-	-	-	-	-	-	952,000	-	952,000
Comprehensive loss	-	-	-	-	-	-	-	-	-	(5,952,000)
Proceeds from sale of common stock, net of offering costs of $1,048,000	-	-	14,950,000	150,000	13,753,000	-	-	-	-	13,903,000
Exercise of stock options	-	-	2,139,000	21,000	1,407,000	-	-	-	-	1,428,000
Cashless exercise of stock options	-	-	1,840,000	18,000	1,223,000	-	-	-	-	1,241,000
Cashless exercise of warrants	-	-	27,000	-	-	-	-	-	-	-
Exercise of warrants	-	-	5,460,000	55,000	5,418,000	-	-	-	-	5,473,000
Warrant amendments	-	-	-	-	90,000	-	-	-	-	90,000
Deferred financing costs charged on exercise of extended warrant	-	-	-	-	(106,000)	-	-	-	-	(106,000)
Issuance of restircted stock to employees and directors as compensation	-	-	657,000	7,000	(7,000)	-	-	-	-	-
Issuance of common stock in connection with the conversion of Series C-IV convertible preferred stock	(1,849,000)	(19,000)	3,072,000	31,000	(12,000)	-	-	-	-	-

ON2 TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED)

								Accumulated
	Convertible				Additional			Other		Total
	Preferred Stock		Common Stock		Paid-in	Treasury Stock		Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	Equity
Issuance of common stock in connection with the conversion of Series D convertible preferred stock	-	-	3,891,000	39,000	3,044,000	-	-	-	-	3,083,000
Issuance of common stock in connection with the payment of dividends and dividends accrued on the Series D convertible preferred stock	-	-	78,000	1,000	101,000	-	-	-	(82,000)	20,000
Write off of the warrant derivative liability	-	-	-	-	5,911,000	-	-	-	-	5,911,000
Issuance and shares issuable of common stock for the acquisition of the outstanding stock of Hantro Products Oy	-	-	37,939,000	379,000	39,836,000	-	-	-	-	40,215,000
Compensation expense associated with the issuance of stock options and restricted stock grants	-	-	-	-	946,000	-	-	-	-	946,000
Purchase of treasury stock	-	-	-	-	-	(836,000)	(1,713,000)	-	-	(1,713,000)
Retirement of treasury stock	-	-	(836,000)	(8,000)	(1,705,000)	836,000	1,713,000	-	-	-

Balance as of December 31, 2007	-	-	170,475,000	$1,705,000	$194,453,000	-	$-	$906,000	$(131,492,000)	$65,572,000

See accompanying notes to consolidated financial statements

ON2 TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:

Net loss	$(6,904,000)	$(4,846,000)	$(4,605,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity-based compensation	946,000	1,554,000	-
Other expense recognized for amendments and extension of warrants	90,000	135,000	-
Common stock issued for debenture interest	-	5,000	18,000
Common stock issued to Wildform for Support and Services Agreement	-	126,000	-
Insurance expense financed with term loan	82,000	52,000	-
Depreciation and amortization	867,000	336,000	236,000
Change in fair value of warrant liability	3,582,000	1,078,000	-
Unrealized loss on marketable securities	-	46,000	339,000
Realized loss on marketable securities	27,000	-	-
Amortization of debt discount	-	6,000	14,000
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	88,000	(589,000)	(497,000)
Prepaid expenses and other current assets	(34,000)	(1,000)	(30,000)
Other assets	9,000	(95,000)	51,000
Accounts payable and accrued expenses	1,949,000	136,000	79,000
Deferred revenue	(345,000)	467,000	88,000
Net cash provided by (used in) operating activities	357,000	(1,590,000)	(4,307,000)

Cash flows from investing activities:

Purchases of marketable securities	(5,617,000)	(94,000)	(75,000)
Sale of marketable securities	223,000	75,000	-
Purchases of the Flix software line	-	-	(1,229,000)
Acquisition of Hantro Products Oy	(9,160,000)	-	-
Purchases of property and equipment	(460,000)	(57,000)	(116,000)
Net cash used in investing activities	(15,014,000)	(76,000)	(1,420,000)

Cash flows from financing activities:

Principal payments on capital lease obligations	(25,000)	(31,000)	(17,000)
Proceeds attributed to warrant derivative liability	-	1,251,000	-
Principal payments on debt	(1,035,000)	(63,000)	(62,000)
Net proceeds from the issuance of common stock	13,903,000	429,000	-
Taxes paid on cashless exercise of stock options	(472,000)	-	-
Proceeds from exercise of common stock options and warrants, net	6,901,000	1,068,000	4,365,000
Net cash provided by financing activities	19,272,000	2,654,000	4,286,000

Net change in cash and cash equivalents	4,615,000	988,000	(1,441,000)
Effect of exchange rate changes on cash and cash equivalents	(3,000)	(3,000)	(1,000)
Cash and cash equivalents, beginning of year	4,961,000	3,976,000	5,418,000
Cash and cash equivalents, end of year	$9,573,000	$4,961,000	$3,976,000

ON2 TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Supplemental disclosure of cash flow information and non-cash transactions:

	Year Ended December 31,
	2007	2006	2005
Cash paid during the year for:
Interest	$107,000	$8,000	$7,000
Taxes	$26,000	$19,000	$25,000
Non-cash transactions:
Acquisition of fixed assets under capital leases	$15,000	$58,000
Prepaid insurance financed with term loan	$82,000	$44,000
Conversion of Series A, C-V and C-IV convertible preferred stock into common stock	$19,000		$14,000
Conversion and redemption of Series D redeemable convertible preferred stock into common stock	$3, 083,000	$707,000	$210,000
Conversion of debentures into common stock		$250,000	$100,000
Common stock issued for dividends and dividends accrued on Series D convertible preferred stock	$102,000	$290,000	$325,000
Accrued dividend on Series D convertible preferred stock	$20,000	$5,000
Deferred financing costs recorded for extension of warrants		$106,000
Stock issued to Wildform associated with the Support and Services Agreement for prior year services		$132,000
Cashless exercise of stock options	$959,000
Issuance of restricted stock	$7,000
Retirement of treasury stock	$1,431,000
Write off of warrant derivative liability	$5,911,000
Acquisition of Hantro	$40,215,000
Accretion of costs associated with the issuance of Series D convertible preferred stock			$175,000
Convertible preferred stock deemed dividend		$68,000	$2,844,000

See accompanying notes to consolidated financial statements

ON2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

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

Hantro Products Oy:

On2 believes that the acquisition of Hantro Products Oy presents a unique opportunity to create a combined entity that will allow On2 to apply its proprietary TrueMotion® video technology across all platforms, from PCs to mobile devices to consumer devices, by implementing its technology in highly-efficient, low-cost video chipsets, and the share exchange should allow the combined company to deliver significant benefits to its customers and stockholders. The On2 board of directors and management team analyzed various alternative strategies and believes the acquisition will create a combined company that will be able to achieve strategic and financial benefits.

On November 1, 2007, the Company completed the acquisition of all of the share capital of Hantro Products Oy (“Hantro”), a Finnish corporation. Under the exchange agreement Hantro’s security holders each exchanged all of the outstanding capital shares, and all outstanding options to purchase capital shares, that together constituted all of the equity ownership of Hantro.

Accordingly, the Company acquired all of the issued and outstanding shares of capital stock of Hantro and in exchange, On2 paid at closing total consideration of $6,842,000 in cash and 25,439,000 shares of On2’s common stock. Because the closing share price was less than $1.50, On2 issued the set number of 25,439,000 shares, as specified in the share exchange agreement. The 25,439,000 shares so issued represent approximately 22% of On2’s outstanding common stock as of November 1, 2007.

The number of shares issued at closing is subject to an adjustment based on the difference between Hantro’s actual closing net deficit and a baseline of (€3,450,000). The actual closing net deficit was (€3,608,000) which was €158,000 over the baseline, and the Hantro security holders will pay the net worth deficiency by cash or by returning On2’s common stock to On2 in such number equal to the net deficit deficiency divided by the deemed closing share price of $1.50. In February 2008, cash of $233,000 was received from the Hantro security holders to settle this deficiency.

Of the shares delivered to the Hantro security holders at the closing under the share exchange agreement, 2,000,000 shares were delivered into escrow for a period of one year from the closing date to secure the indemnification obligations of the Hantro security holders. These shares may be canceled if On2 makes a claim for indemnification in accordance with the applicable terms of the share exchange agreement and the claim is resolved in On2’s favor and monetary settlement is not made. At the end of the one-year period, the shares will be released from escrow and delivered to the Hantro security holders except for such portion having a value equal to the aggregate dollar amount of all the outstanding claims for indemnification unresolved at such time. Any dividends paid on the escrowed shares during the pendency of the escrow will be added to the property that the escrow agent holds and will be available for distribution under the escrow agreement.

ON2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(a) Description of the Business (continued)

In addition, under the share exchange agreement, On2 was obligated to issue additional shares of its common stock to the Hantro security holders if Hantro’s net revenue for the fiscal year 2007 exceeded €6,000,000. The maximum additional shares which may be issued will be 12,500,000 shares if Hantro’s net revenue for 2007 exceeded €9,000,000. Hantro’s net revenue for the fiscal year 2007 was calculated based on the net revenue of Hantro and its subsidiary as if Hantro had continued post-closing on a stand-alone basis independent of On2. Hantro’s actual net revenue for fiscal 2007 was €9,672,000 and therefore On2 will issue (these shares have been reflected as issuable in the financial statements) 12,500,000 shares of its common stock to the Hantro security holders.

Pro Forma Financial Information

The unaudited information in the table below summarizes the combined results of operations of On2 Technologies, Inc. and Hantro, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each of the periods presented. The pro forma financial information for all periods presented includes the business combination accounting effect of historical Hantro revenues, amortization charges from acquired intangible assets and related deferred tax adjustments.

	Twelve Months Ended December 31,
	2007	2006
Total revenues	$23,189,000	$15,546,000
Net loss	(9,264,000)	(12,898,000)
Net loss per share – basic and diluted	(.06)	(.09)

The Hantro acquisition costs are as follows:

	Number of shares issued and issuable	Fair value

Cash, net of a $233,000 receivable		$6,609,000
Shares issued directly to Hantro security holders	23,439,000	24,845,000
Shares issued into escrow	2,000,000	2,120,000
Shares to be issued for the earn out	12,500,000	13,250,000
Acquisition costs	-	2,677,000

	37,939,000	$49,501,000

All the shares were valued at $1.06 which was the close price of the Company’s common stock on November 1, 2007, the closing date. There was $3,853,000 of net tangible liabilities assumed in the acquisition.

ON2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(a)	Description of business (continued)

Based upon the purchase price of the acquisition, the preliminary purchase price allocation is as follows:

Current assets and other tangible assets:
Cash	$126,000
Accounts receivable	6,148,000
Other current assets	1,143,000
Property and equipment	273,000
Goodwill	36,075,000
Amortizable intangible assets:
Purchased technology	10,214,000
Customer relationships	4,074,000
Trademarks	2,991,000
Other assets	58,000
Deferred tax asset, net of valuation allowance of $3,401,000	4,492,000
Total assets acquired	65,594,000
Liabilities assumed:
Short-term borrowings	2,800,000
Deferred revenues	1,495,000
Current liabilities	3,802,000
Deferred tax liabilities	4,492,000
Other long-term liabilities	3,504,000
Net assets acquired	$49,501,000

The Company is required to allocate the preliminary purchase price of an acquired company to the tangible and intangible assets acquired, and liabilities assumed. The Company uses various models to determine the fair values of the assets acquired and liabilities assumed. These models include the discounted cash flow (DCF), the royalty savings method and the cost savings approach. The valuation requires management to make significant estimates and assumptions, especially with respect to long-lived and intangible assets.

Critical estimates in valuing certain of the intangible assets include, but are not limited to, future expected cash flows from customer contracts, customer lists, distribution agreements and acquired developed technologies and patents; the acquired company’s brand awareness and market position as well as assumptions about the period of time the brand will continue to be used in the combined company’s product portfolio; and discount rates. The Company derives its discount rates from an internal rate of return based on the Company’s internal forecasts and may adjust the discount rate giving consideration to specific risk factors of each asset. Management’s estimates of fair value are based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur.

Wildform Flix:

On April 29, 2005 the Company acquired certain assets related to the Flix software product line of Wildform, Inc. (“Wildform”), pursuant to the terms of the Asset Purchase and Software License Agreement.

ON2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(b)	Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.
All intercompany balances and transactions have been eliminated in consolidation. The operations of Hantro have been included from the date of acquisition.

The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern. The Company has incurred recurring operating losses and negative operating cash flows since its inception. At December 31, 2007 the Company had cash and cash equivalents and short-term investments of $15,094,000 and working capital of $13,246,000. The Company believes that existing funds are sufficient to fund its operations through 2008. The Company plans to increase cash flows from operations principally from increases in revenue generated from its compression technology services, products and licenses. The Company may also pursue additional financings. However, there are no assurances that such increases in revenues will be attained or that additional financings will be successfully consummated.

(c) Cash and Cash Equivalents

Cash equivalents consist of money market funds or other highly liquid debt investments with original maturities of three months or less.

(d) Revenue Recognition

The Company primarily generates revenue from the sale of its software licenses and its professional service offerings.

The Company’s revenue recognition policies are in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” and other authoritative guidance. Under each arrangement, revenues are recognized when a non-cancelable agreement has been signed and the customer acknowledges an unconditional obligation to pay, the products or applications have been delivered, there are no uncertainties surrounding customer acceptance, the fees are fixed and determinable, and collection is considered reasonably assured. Revenues recognized from multiple-element software arrangements are allocated to each element of the arrangement based on the fair values of the elements, such as product licenses, post-contract customer support, or training. The determination of the fair value is based on the vendor specific objective evidence available to the Company. If such evidence of the fair value of each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of the fair value does exist or until all elements of the arrangement are delivered.

The Company assesses collectability based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. If the Company determines the collection of a fee is not reasonably assured, the Company will recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of payment. If the Company determines that a fee is not fixed or determinable, the Company will recognize revenue as the fee becomes due.

ON2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(d) Revenue Recognition (continued)

Software Licenses

The Company’s software licensing arrangements typically consist of two elements: a software license and post-contract customer support (“PCS”). The Company recognizes software license revenue based on the residual method after all elements other than PCS have been delivered as prescribed by SOP 98-9. The Company recognizes PCS revenues over the term of the maintenance contract or on a “per usage” basis, whichever is stated in the contract. In accordance with SOP 97-2, vendor specific objective evidence of the fair value of PCS is determined by reference to the price the customer will have to pay for PCS when it is sold separately (i.e., the renewal rate). Each license agreement offers additional PCS at a stated price. Revenue is recognized on a per copy basis for licensed software when each copy of the licensed software purchased by the customer or reseller is delivered. The Company does not allow returns, exchanges or price protection for sales to its customers or its resellers nor does it allow its resellers to purchase software licenses under consignment arrangements.

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

(e) Accounts Receivable Allowance

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make payments when due or within a reasonable period of time thereafter. If the financial condition of our customers were to deteriorate, resulting in the inability to make required payments, additional allowances may be required. The allowance for doubtful accounts was $519,000 and $56,000 as of December 31, 2007 and 2006, respectively. Of the $519,000 as of December 31, 2007, $383,000 is a result of deteriorating financial condition of one customer, $36,000 is the result of a dispute with the customer as to whether the amount is actually due and $100,000 is an estimated amount for additional potential write-offs based on past history from the remaining accounts that may become uncollectable.

ON2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(f) Property and Equipment

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

(g) Impairment of Long-Lived Assets and Finite-Lived Intangible Assets

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

(h) Fair Value of Financial Instruments and Concentration of Credit Risk

The fair values of accounts receivable and accounts payable approximate their carrying values based on the short-term nature of these financial instruments. The fair value of the Series D redeemable convertible preferred stock was approximately $0 at December 31, 2007 and $5,315,000 at December 31, 2006. The fair value is based on the quoted value of the underlying common stock of the Company.

The Company performs ongoing credit evaluations of its customers’ financial condition and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. Such losses have been within management’s expectations.

(i) Income Taxes

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

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation requires that the Company recognize the impact of a tax position in its financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. In accordance with the provisions of FIN 48, any cumulative effect resulting from the change in accounting principle is to be recorded as an adjustment to the opening balance of accumulated deficit. The adoption of FIN 48 had no material effects on the Company’s financial statements.

ON2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(i) Income Taxes (continued)

The Company performed an analysis of the limitations on the use of its net operating losses under Section 382 of the Internal Revenue Code and determined that on June 7, 2000, the Company experienced an ownership change to which Internal Revenue Code Section 382 applied. Of the current $95,688,000 in the Company’s United States net operating loss carryforward, $33,800,000 was incurred prior to the June 7, 2000 change date. The annual net operating loss usage under the Internal Revenue Code Section 382 is limited to $14,000,000. Based on this limitation, the Company believes the entire pre-change net operating loss was available for use by 2004.

We intend to classify any future expense for income-tax related interest and penalties as a component of income tax expense. As of December 31, 2007, no interest or penalties have been accrued or incurred. The Company files U.S. federal income tax returns, as well as filing various returns in states and applicable localities where it holds properties. The Company’s filed income tax returns are no longer subject to examination by taxing authorities for years before 2003. The Company also has filings in the United Kingdom and Finland for its foreign locations.

(j) Cost of Revenue

Cost of revenue primarily includes compensation costs for engineering and consulting personnel, equity-based compensation costs, overhead costs, depreciation costs, licensing fees or royalties paid for third party software products and the amortization of purchased technology recorded in connection with the Hantro and Flix acquisitions.

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

ON2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(l) Equity-Based Compensation

The Company adopted the provision of Statement of Financial Accounting Standards (SFAS) No. 123R effective January 1, 2006, using the modified prospective transition method. Under the modified prospective transition method, non-cash compensation expense is recognized under the fair value method for the portion of outstanding equity-based awards granted prior to the adoption of SFAS 123R for which service has not been rendered, and for any equity-based awards granted or modified after adoption. Accordingly, periods prior to adoption have not been restated. Prior to the adoption of SFAS 123R, the Company accounted for equity-based compensation using the intrinsic value method. The Company recognizes equity-based compensation cost associated with awards subject to graded vesting in accordance with the accelerated method specified in FASB Interpretation No. 28 pursuant to which each vesting tranche is treated as a separate award. The compensation cost associated with each vesting tranche is recognized as expense evenly over the vesting period of that tranche.

The following table illustrates the effect on net loss attributable to common stockholders and loss attributable to common stockholders per share if the fair value based method had been applied to the period prior to the adoption of SFAS 123R:

December 31,
2005

Reported net loss attributable to common stockholders	$(7,949,000)
Equity-based employee compensation determined under the fair value-based method, prior to the adoption of SFAS 123R	(2,766,000)

Pro forma net loss attributable to common shareholders	$(10,715,000)

Loss attributable to common stockholders per share (basic and diluted):
As reported	$(0.09)
Pro forma	$(0.12)

Equity-based compensation expense recognized in the Statement of Operations was $946,000, $1,554,000 and $0 for the years ended December 31, 2007, 2006 and 2005, respectively. Equity-based compensation for the years ended December 31, 2007 and 2006 reflects stock options and restricted stock granted to employees, directors and consultants and in 2006, includes $128,000 for the extension of stock options for the Company’s former president and chief executive officer.

ON2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(l) Equity-Based Compensation (continued)

The following table summarizes the activity of the Company’s stock options for the year ended December 31, 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Number of shares under option:

Outstanding at January 1, 2007	9,497,000	$1.07
Granted	2,567,000	1.07
Exercised	(3,979,000)	0.68
Canceled or expired	(129,000)	12.94

Outstanding at December 31, 2007	7,956,000	$1.03	6.37	$1,506,000

Vested or expected to vest at December 31, 2007	7,918,000	$1.03	6.33	$1,489,000

Exercisable at December 31, 2007	4,848,000	$1.03	5.58	$1,420,000

The aggregate intrinsic value of options exercised during the years ended December 31, 2007 and 2006 was $6,491,000 and $942,000, respectively.

The following table summarizes the activity of the Company’s non-vested stock options for the year ended December 31, 2007:

	Shares	Weighted Average Grant Date Fair Value

Non-vested at January 1, 2007	1,064,000	$0.72
Granted	2,567,000	0.54
Cancelled or expired	(3,000)	0.59
Vested during the period	(520,000)	0.67

Non-vested at December 31, 2007	3,108,000	$0.58

As of December 31, 2007, there was $2,927,000 of total unrecognized compensation cost related to non-vested equity-based compensation arrangements granted under existing stock option plans. This cost is expected to be recognized over a weighted-average period of 2.18 years. The total grant date fair value of shares that vested during the year ended December 31, 2007 was $400,000.

ON2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(l) Equity-Based Compensation (continued)

The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options. The weighted average grant date fair value of options granted during the years ended December 31, 2007, 2006 and 2005 at date of grant and the assumptions utilized to determine such values are indicated in the following table:

	Year Ended December 31,
	2007	2006	2005

Weighted average fair value at date of grant for options granted during the period	$0.54	$0.88	$0.59

Expected stock price volatility	75%	114%	120%
Expected life of options	3 years	5 years	5 years
Risk free interest rates	3.49%	5.0%	4.1%
Expected dividend yield	0%	0%	0%

The following table summarizes the activity of the Company’s non-vested restricted common stock for the year ended December 31, 2007:

	Shares	Weighted- average Grant Date Fair Value

Non-vested at January 1, 2007	85,000	$0.63
Granted	1,099,000	2.10
Cancelled or expired	(46,000)	3.54
Vested during the period	(85,000)	0.63
Non-vested at December 31, 2007	1,053,000	$2.04

During the year ended December 31, 2007, the Company granted shares of restricted common stock to its Board of Directors in which 139,000 shares vest on March 12, 2008 and 215,000 vest on November 6, 2008 and 745,000 shares of restricted common stock to its employees which vest over a three year period through November 2010. For the year ended December 31, 2007, the Company recognized $424,000 in compensation expense related to these grants and $1,569,000 of unrecognized compensation cost will be recognized through the November 2010.

During the year ended December 31, 2007, the Company received proceeds of $1,428,000 and issued 2,139,000 shares of its common stock for stock option exercises. In addition, during the year ended December 31, 2007, the Company issued 1,840,000 shares of its common stock in cashless exercises of stock options and retained 836,000 shares for payment of the options and related withholding taxes.

During the year ended December 31, 2007, the Company granted 2,567,000 stock options to employees that had an aggregate grant date fair value of $2,738,000.

ON2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(m)Advertising costs

The Company expenses advertising costs when incurred. Advertising expenses were $251,000, $135,000 and $115,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

(n) Net Loss Per Common Share

The Company computes net loss per common share in accordance with SFAS No. 128, “Earnings Per Share”. In accordance with SFAS No. 128, basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the conversion of the preferred stock and convertible debentures (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the Treasury Stock method). Diluted loss per share has not been presented separately since 10,610,000 potential common shares at December 31, 2007, 24,427,000 potential common shares at December 31, 2006 and 26,891,000 potential common shares at December 31, 2005 are anti-dilutive for each of the periods presented.

(o) Use of Estimates

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

(p) Segment Reporting and Customer Concentration

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

The Company’s customers typically represent digital communication and media companies, entertainment companies, telecommunication companies and third party resellers. For the year ended December 31, 2007, there were no customers that accounted for 10% or more of the Company’s total revenue. For the year ended December 31, 2006, one customer accounted for 10% of the Company’s total revenue. For the year ended December 31, 2005, two customers accounted for 20% and 11% of the Company’s total revenue.

As of December 31, 2007, two customers accounted for 18% and 12% of total accounts receivable. As of December 31, 2006, four customers accounted for 13%, 12%, 11% and 10% of total accounts receivable.

ON2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(p) Segment Reporting and Customer Concentration (continued)

The components of the Company’s revenue for the years ended December 31, 2007, 2006 and 2005 are summarized as follows:
	Year Ended December 31,
	2007	2006	2005

License software revenue	$10,299,000	$5,472,000	$1,947,000
Engineering services and support	928,000	496,000	155,000
Royalties	1,935,000	604,000	106,000
Other	75,000	-	-
Total	$13,237,000	$6,572,000	$2,208,000

For the years ended December 31, 2007, 2006 and 2005, foreign customers accounted for approximately 44%, 40% and 27%, respectively of the Company’s total revenue. These customers are primarily located in Europe and Middle East, and Asia.

Selected information by geographic location is a follows:

	For the Year Ended December 31, 2007
	2007	2006	2005
Revenue from unaffiliated customers:
United States Operations	$9,102,000	$6,572,000	$2,208,000
Finland Operations	4,135,000	-	-
Total	$13,237,000	$6,572,000	$2,208,000

Net Loss:
United States Operations	$(6,222,000)	$(4,846,000)	$(4,605,000)
Finland Operations	(682,000)	-	-
Total	$(6,904,000)	$(4,846,000)	$(4,573,000)

	As of December 31, 2007
	2007	2006	2005
Identifiable assets:
United States Operations	$17,631,000	$7,887,000	$6,314,000
Finland Operations	$61,894,000	-	-
Total	$79,525,000	$7,887,000	$6,314,000

The Company also maintains an office in the United Kingdom. This office consists of two software engineers and does not generate any revenue.

ON2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(q) Recently Issued Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements”.  The Company is currently evaluating the impact of adopting SFAS 159 on its financial position and results of operations.

In September 2007, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company is currently evaluating the impact of adopting SFAS 157 on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007),“Business Combinations”. Statement 141R will significantly change the accounting for business combinations. Under Statement 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Statement 141R will change the accounting treatment for certain specific items, including:

•	Acquisition costs will be generally expensed as incurred;
•	Non-controlling interests (formerly known as "minority interests" — see Statement 160 discussion below) will be valued at fair value at the acquisition date;
•
Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired   contingencies;

•	In-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date;
•	Restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and
•	Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

The Company is currently evaluating the impact of adopting SFAS 141R on its financial position and results of operations.

ON2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(q) Recently Issued Accounting Pronouncements (continued)

In December 2007, the FASB issued SFAS No. 160,“Non-controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51”. Statement 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this Statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. Statement 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this Statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. Statement 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. Statement 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Like Statement 141R discussed above, earlier adoption is prohibited. Although the Company will continue to evaluate the application of SFAS 160, management does not currently believe adoption will have a material impact on the Company’s results of operations or financial position.

 (r) Foreign Currency

The functional currency of our foreign subsidiaries is their local currency. The balance sheet accounts of these subsidiaries are translated into U.S. dollars at the exchange rate as of the balance sheet date. Monthly revenues, costs and expenses are translated using the weighted-average rate for that month. Resulting exchange gains and losses are reported as a component of cumulative other comprehensive income within stockholders’ equity.

The Company’s Finland operations may conduct business in currencies other than their own functional currency, resulting in foreign exchange gains and losses. These foreign exchange gains and losses are included in interest and other income and (expense) on the Consolidated Statement of Operations. For the year ended December 31, 2007, the foreign exchange gains were $16,000.

(2) INVESTMENTS

As of December 31, 2007 the Company held short term bonds with maturities of less than 90 days with a market value of $5,521,000.

As of December 31, 2006, the Company held 42,000 shares of a customer’s common stock with a market value of $60,000, which were received as payment of license fees. The Company classified these shares as trading securities and pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, unrealized gains and losses are included in the determination of net income (loss). Included in interest and other income (expense) are realized losses of $27,000 and unrealized losses of $46,000 for the year ended December 31, 2007 and 2006, respectively. The Company’s former Chief Executive Officer (who was a director and shareholder of the Company) was a director of this customer.

In 2006, the Company purchased short-term investments in the amount of $94,000. The fair value as of December 31, 2006, for these investments were the same as the carrying value. These investments are accounted for as held to maturity securities.

ON2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

(3) PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, and consist of the following:

	December 31,
	2007	2006

Furniture and fixtures	$130,000	$92,000
Machinery and equipment	691,000	-
Computer equipment	3,345,000	2,538,000
Leasehold improvements	28,000	24,000
Licensed software	687,000	621,000
	4,881,000	3,275,000

Less: accumulated depreciation and amortization	4,130,000	3,118,000
Total	$751,000	$157,000

As of December 31, 2007, property and equipment included assets under capital leases of $230,000 with related accumulated depreciation of $186,000. As of December 31, 2006, property and equipment included assets under capital leases of $214,000 with related accumulated depreciation of $160,000. Depreciation expense was $158,000, $89,000 and $73,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

(4) INTANGIBLE ASSETS AND GOODWILL

(a) Acquisition of Hantro Products Oy

The preliminary allocation to intangible assets recorded for the Hantro acquisition are as follows:

Purchased Technology	$10,214,000
Trademarks	2,991,000
Customer relationships	4,074,000
Goodwill	36,075,000

Total intangible assets acquired	53,354,000

The asset recognized with respect to acquired purchased technology is being amortized over its estimated life of five years. The assets recognized with respect to trademarks and customer relationships are being amortized over their estimated lives of ten years. The weighted average amortization period is 7.04 years.  Amortization expense related to the Hantro intangible assets was $462,000 for the year ended December 31, 2007.

ON2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

(4) INTANGIBLE ASSETS (continued)

(b) Flix Acquisition

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

The assets recognized with respect to acquired software, brand assets and the non-compete agreement are being amortized over their estimated lives of four years. Amortization expense related to these intangible assets was $246,000, $246,000 and $163,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Accumulated amortization was $657,000, $410,000 and 164,000 at December 31, 2007, 2006 and 2005, respectively.

Based on the current amount of intangibles subject to amortization, the estimated future amortization expense related to our intangible assets at December 31, 2007 is as follows:

Future
Amortization
2008	$3,049,000
2009	2,885,000
2010	2,803,000
2011	2,803,000
2012	2,456,000
Thereafter	3,481,000
Total	$17,477,000

The Company also entered into an eighteen-month agreement for support services from Wildform with respect to the Flix software.  Pursuant to such agreement, the Company paid $160,000 and issued 280,000 shares of common stock on April 29, 2006, which had a fair value of $258,000.  There are registration rights associated with the common stock, which contains liquidated damages if the Company fails to register such shares and maintain effectiveness of such registration.  The Company has determined that the fair value of the embedded derivative liability for the liquidated damages is nominal based on the expected probability of paying such damages.  The Company recognized expense over the eighteen-month term of the agreement, which ended in October 2007, for the cash payment and common shares issued.

ON2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

(5) ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2007	2006

Accrued compensation	$3,369,000	$112,000
Accrued professional fees	915,000	231,000
Other accrued expenses	536,000	111,000

Total	$4,820,000	$454,000

(6) SHORT-TERM BORROWINGS

	December 31,
	2007	2006

Short-term borrowings	$2,198,000	$33,000

(a) Line of credit

Hantro has available a line of credit with a Finnish bank for $736,000 (500,000€ at December 31, 2007). The line of credit expired in February 2008 and was paid in full. Borrowings under the line of credit bear interest at the Euro Interbank Offered Rate (EURIBOR) plus 1% (total of 5.288% at December 31, 2007). The bank also requires a commission payable at 1% of the loan principal. Borrowings are collateralized by substantially all assets of Hantro and a guarantee by On2. The borrowings is also 50% guaranteed by the Finnvera plc (Finnvera plc is a specialized financing company which offers financing services to promote the domestic operation of Finnish businesses and is owned by the Finnish government) , which requires a commission payable at 2.85% on 50% of the loan principal. The outstanding balance on the line of credit was $297,000 at December 31, 2007.

(b)  Line of credit

Hantro has available a line of credit with a Finnish bank for $663,000 (450,000€ at December 31, 2007). The line of credit has no expiration date. Borrowings under the line of credit bear interest at EURIBOR plus 1.25% (total of 5.538% at December 31, 2007). The bank also requires a commission payable at .45% of the loan principal. Borrowings are collateralized by substantially all assets of Hantro and a guarantee by On2. The outstanding balance on the line of credit was $352,000 at December 31, 2007.

(c) Factoring line of credit

Hantro has available a line of credit with a Finnish bank for the lesser of $2,195,000 (1,490,000€ at December 31, 2007) or 90% of eligible accounts receivable. The line of credit expired in February 2008 and was paid in full. Borrowings under the line of credit bear interest at EURIBOR plus .95% (total of 5.238% at December 31, 2007). The borrowings are collateralized by 90% of eligible accounts receivable. The borrowings also have a 100% guarantee by the Finnvera plc, which requires a commission payable at 2.15% to 2.95% of the loan principal. The outstanding balance on the line of credit was $1,500,000 at December 31, 2007. The carrying amount of accounts receivable of Hantro that serve as collateral for borrowings totaled $1,820,000 at December 31, 2007.

ON2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

(6) SHORT-TERM BORROWINGS (continued)

(d) Term loan

During June 2007 the Company obtained unsecured financing in the amount of $143,000 to finance its directors’ and officers’ liability insurance. The financing arrangement is for nine months and ran through March 2008 and provided for interest at an effective interest rate of 8.032%. During June 2006 the Company obtained unsecured financing in the amount of $96,000 to finance its directors’ and officers’ liability insurance. The financing arrangement was for nine months and ran through March of 2007 and provided for interest at an effective annual rate of 7.76%. The outstanding balance on the term loan was $49,000 and $33,000 at December 31, 2007 and December 31, 2006, respectively

(7) INCOME TAXES

Loss before income taxes consisted of the following:

	Year Ended December 31,
	2007	2006	2005
U.S.	$(5,658,000)	$(4,400,000)	$(4,166,000)
Foreign	(1,222,000)	(416,000)	(407,000)
	$(6,879,000)	$(4,816,000)	$(4,573,000)

The provision for income taxes consisted of the following:

	Year Ended December 31,
	2007	2006	2005
Current:
Federal	$-	$-	$-
State	15,000	30,000	32,000
Foreign	10,000	-	-
	$25,000	$30,000	$32,000
Deferred:
Federal	$-	$-	$-
State	-	-	-
Foreign	-	-	-
	$25,000	$30,000	$32,000

ON2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

(7) INCOME TAXES (continued)

The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory rate on income before income taxes:

	Year Ended December 31,
	2007	2006	2005
Tax provision computed at U.S. statutory rate	$(2,175,000)	$(1,523,000)	$(1,446,000)
State taxes	(482,000)	(337,000)	(320,000)
Limitation on utilization of U.S. losses and future deductions	2,764,000	1,837,000	1,720,000
Subsidiaries results subject to tax rates at rates other than U.S. statutory rates	(241,000)	(93,000)	(64,000)
Tax effect of acquisition related non-deductible goodwill and intangibles	(33,000)
Limitation on utilization of non-U.S. losses and future deductions	192,000	146,000	142,000
Income tax provision	$25,000	$30,000	$32,000

The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The deferred tax assets are comprised of the following:

	Year Ended December 31,
	2007	2006
U.S. Federal & Foreign Net Operating Loss Carryforwards	$43,702,000	$36,034,000
Depreciation, amortization, and other	759,000	930,000
Stock-based compensation expense	499,000	622,000
Unrealized loss on investments	-	154,000
Accounts receivable reserves	208,000	22,000
Accrued expenses	9,000	-
Gross deferred tax assets	45,177,000	37,762,000
Deferred tax assets valuation allowance	(40,718,000)	(37,762,000)
Deferred tax assets, net of valuation allowance	$4,459,000	$-
Deferred tax liability	$-	$-
Acquired intangibles	$(4,459,000)	$-
Deferred tax liability, net	$(4,459,000)	$-
Total deferred tax assets (liabilities), net	$-	$-

We have recorded a valuation allowance against all of our deferred tax assets at December 31, 2007, and December 31, 2006. In accordance with SFAS 109 and based on all available evidence, including our historical results and the uncertainty of predicting our future income, the valuation allowance reduces the deferred tax assets to an amount that is more likely than not to be realized. The amount of valuation allowance can be attributable to U.S. federal, state and certain foreign deferred tax assets primarily consisting of reserves, net operating loss carryforwards, accrued expenses and other temporary differences. The valuation allowance increased by $2,923,000 and $1,983,000 for the years ended December 31, 2007and 2006, respectively.

ON2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

(7) INCOME TAXES (continued)

In accordance with SFAS 109, the Company recorded deferred tax liabilities of approximately $4,492,000 for the tax effect of the non-deductible amortizable intangible assets as part of the initial purchase price allocation for the Hantro acquisition on November 2007. The Company has also recorded deferred tax assets of $7,893,000 relating to acquired net operating losses in connection with the Hantro acquisition. These assets were subject to a valuation allowance of 3,401,000.

For U.S. federal income tax purposes, the Company has net operating loss, (“NOL”), carryforwards of approximately $95,688,000. These loss carry forwards will expire in various years through 2027, if not utilized. We also have approximately $35,877,000 of NOL carryforwards in various foreign jurisdictions. In event that we utilized these NOL carryforwards against our U.S. federal taxable income, we will release a portion of the valuation allowance.

Excess tax benefits from employee stock option exercises of approximately $1,554,000 are included in the deferred tax asset balance at December 31, 2007 as a component of the Company’s net operating loss carryforwards. The deferred income tax assets for excess tax benefits has a full valuation allowance against them at December 31, 2007.

(8) CONVERTIBLE DEBENTURES

Series A Secured Convertible Debentures

In September 2002, the Company issued $650,000 principal amount, 5.75%, four-year Series A Secured Convertible Secured Debentures due in 2006 to a group of existing investors and two former Board members who were members of the Board at the time of issuance. The debentures were secured by all property interests in the Company. The debentures were convertible into the Company’s $0.01 par value common stock (“Common Stock”) at $0.112 per share. In addition, the Company issued to the purchasers of the debentures, warrants to acquire the Company’s Common Stock. The Company sold sixty-five units with a principal amount of $10,000 per unit and each unit contained one warrant to purchase 20% warrant coverage shares of Common Stock at $0.112 per share. The debentures required interest to be paid each November and May, which was payable in a number of shares of Common Stock that is based on the average closing price of the stock for the ten trading days prior to the payment date. The initial common share equivalents for the debentures and the warrants were 5,804,000 and 1,161,000, respectively.

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

As of December 31, 2006, the entire $650,000 of the Series A Secured Convertible Debentures were converted into 5,804,000 shares of the Company’s common stock. During 2005, 804,000 warrants were exercised and the Company received proceeds of $90,000. During 2004, 90,000 warrants were exercised and the Company received proceeds of $10,000. The amortization of the discount was $6,000, $14,000 and $21,000 for the years ended December 31, 2006, 2005 and 2004, respectively. During September 2007, 268,000 remaining warrants expired.

ON2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

(9) LONG-TERM DEBT

Long-term debt consists of the following at December 31, 2007:

Note payable to a Finnish funding agency in yearly installments of $35,350 beginning in January 2007, including interest at the Finnish Bank Base rate less 3% (1.75% at December 31, 2007) with a 1% minimum, due January 2009, secured by a guarantee by On2.	$71,000

Note payable to a Finnish funding agency in yearly installments of $129,016 beginning in July 2007, including interest at the Finnish Bank Base rate less 3% (1.75% at December 31, 2007) with a 1% minimum, due July 2009, secured by a guarantee by On2.	258,000

Note payable to a Finnish funding agency in yearly installments of $147,290 beginning in September 2008, including interest at the Finnish Bank Base rate less 3% (1.75% at December 31, 2007) with a 1% minimum, due September 2010, secured by a guarantee by On2.	442,000

Note payable to a Finnish funding agency in three yearly installments of $708,691 beginning in December 2009, including interest at the Finnish Bank Base rate less 3% (1.75% at December 31, 2007) with a 1% minimum, due December 2011, secured by a guarantee by On2.	2,126,000

Note payable to a Finnish funding agency payable out of distributable earnings as determined by the agreement. As of December 31, 2007 there were no distributions to pay down this debt, secured by a guarantee by On2.	50,000

Note payable to a Finnish bank in bi-annual installments of $52,604 beginning in September 2004, including interest at the 3-month EURIBOR (4.68% at December 31, 2007) plus 1.1%, due March 2011, secured by a guarantee by the Finnish Government Organization, which also requires additional interest at 2.65% of the loan principal.	368,000

Unsecured Note payable to a Finnish financing company in bi-annual installments of $36,823 beginning in September 2005, including interest at the 6 month EURIBOR (4.70% at December 31, 2007) plus .5%, due March 2011.	258,000

Total Debt	3,573,000

Less: Current Portion	(491,000)

Long-term debt, less current portion	$3,082,000

ON2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

(9) LONG-TERM DEBT (continued)

Future maturities of long-term debt are as follows as of December 31, 2007:

2008	$491,000
2009	1,249,000
2010	1,035,000
2011	798,000

$3,573,000

(10) STOCKHOLDERS’ EQUITY

(a)	Preferred Stock

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

Series C-IV and C-V Convertible Preferred Stock

Travelers Indemnity Company (“Travelers”) was granted pricing protection on its investment made in 2000 regarding certain subsequent investments in Preferred Stock. Accordingly, the Company issued 1,849,000 shares of Series C-IV Convertible Preferred Stock, (“Series C-IV Preferred”) par value $0.01 per share, with an initial conversion price of $2.65 per share with a liquidation preference of $4,900,000 plus accrued and unpaid dividends; and 4,100,000 shares of Series C-V Convertible Preferred Stock (“Series C-V Preferred”), par value $0.01 per share, with a conversion price of $1.244 per share, and cancelled the original Travelers Warrants and in their place issued 462,000 warrants with an exercise price of $2.65 per share and 1,025,000 warrants with an exercise price of $1.14 per share. Travelers was not entitled to any further pricing protection.

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

As of December 31, 2003, the conversion price of the Series C-IV Preferred was adjusted to $1.7564 per share and the Company issued 236,000 additional warrants and the exercise price of the warrants was reduced to $1.7549 per share. As a result of the issuance of the Series D Convertible Preferred Stock in October 2004, the conversion price of the Series C-IV Preferred was further adjusted to $1.6412 per share. As a result of the sale of common stock and warrants in August 2006 to a group of investors led by Midsummer Investment Ltd., the conversion price of the Series C-IV Preferred was further adjusted to $1.595 per share. During the first quarter of 2007, all of the remaining 1,849,000 shares of Series C-IV Preferred were converted into 3,072,000 shares of the Company’s common stock.

ON2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

(10) STOCKHOLDERS’ EQUITY (continued)

(a)	Preferred Stock (continued)

Series C-IV and C-V Convertible Preferred Stock (continued)

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

During the year ended December 31, 2005, the remaining 1,450,000 shares of Series C-V Preferred were converted into 2,040,000 shares of the Company’s Common Stock.

Series C-VI Convertible Preferred Stock

During the year ended December 31, 2004, the remaining 1,139,000 shares of Series C-VI Preferred were converted into 1,210,000 shares of the Company’s Common Stock. During the year ended December 31, 2004, the Company received proceeds of $753,000 from the exercise of 1,345,000 warrants. During the year ended December 31, 2005, the Company received proceeds of $2,247,000 from the exercise of the remaining 4,012,000 warrants.

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

ON2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

(10) STOCKHOLDERS’ EQUITY (continued)

(a) Preferred Stock (continued)

Series D Redeemable Convertible Preferred Stock (continued)

The Series D Preferred includes a liquidation preference. In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of shares of Series D Preferred are entitled to receive an amount equal to $1,000 per share. The liquidation price per share would be paid out of the assets of the Company available for distribution prior to any payments made on any shares of the Company’s junior securities. The registration right agreement provides for liquidated damages of 2% of the aggregate purchase price for the first month and 1% for each subsequent month if the Company failed to register the related common shares and maintain effectiveness of such registration. The aggregate fair value of the Series D Preferred was $4,000,000, based upon the redemption value of $0.70 which exceeded the market value of the underlying Common Stock on the closing date. Additionally, the fair value of the warrants issued, as calculated using the Black Scholes pricing model, was $2,354,000. In accordance with Emerging Issues Task Force 00-27, the Company allocated the net proceeds between the Series D Preferred Stock and the warrants based on the relative fair value method as described in APB No. 14. The Company allocated $2,518,000 to the Series D Preferred and $1,482,000 to the warrants. The difference between the proceeds allocated to, and the fair value of the Series D Preferred, which amounted to $1,482,000 represents a beneficial conversion feature. The aggregate of the relative fair value of the Warrants and the beneficial conversion feature represents a convertible Preferred Stock deemed dividend. As of December 31, 2004, the redemption value exceeded the market value of the common shares issuable upon conversion. Although the Series D Convertible Preferred Stock has stated redemption dates, the Company may, at its option, settle such redemptions by issuing common stock. Accordingly, $2,964,000 of deemed dividends and accretion of $189,000 of financing costs, (excluding $112,000 allocated to the warrants) were being recognized over the term of the Series D Preferred, including $120,000 and $14,000, respectively, in 2004. However, as of September 30, 2005, the fair market value of the Company’s common stock exceeded the conversion price and as a result, the remaining unamortized balance was recognized as a deemed dividend. Additionally, the unamortized balance of financing costs has been recognized as accretion during the year ended December 31, 2005. The aggregate convertible preferred stock deemed dividend and accretion of costs for the year ended December 31, 2005 were $2,844,000 and $175,000, respectively.

During the year ended December 31, 2007, all the remaining Series D Preferred was converted/redeemed as follows: 2,092 shares of the Series D Preferred were converted into 3,506,000 shares of the Company’s Common Stock and 991 shares of the Series D Preferred were redeemed into 385,000 shares of the Company’s Common Stock. During the year ended December 31, 2006, 523 shares of the Series D Preferred were converted into 750,000 shares of the Company’s Common Stock and 184 shares of the Series D Preferred were redeemed into 267,000 shares of the Company’s Common Stock. During the year ended December 31, 2005, 210 shares of Series D Preferred were converted into 300,000 shares of the Company’s Common Stock.

During the year ended December 31, 2007, the Company recorded dividends of $82,000 on the Series D Preferred and $103,000, including previously accrued dividends, was paid by issuing 78,000 shares of the Company’s Common Stock. During the year ended December 31, 2006, the Company recorded dividends of $285,000 on the Series D Preferred and $291,000 was paid, by issuing 387,000 shares of the Company’s Common Stock. During 2005, the Company recorded dividends of $325,000 on the Series D Preferred of which $298,000 was paid, by issuing 538,000 shares of the Company’s Common Stock and $27,000 was accrued.

During the year ended December 31, 2007, Midsummer Investment Ltd. exercised all their five-year warrants issued in conjunction with the Series D Preferred and the Company received proceeds from the exercise in the amount of $1,422,000 and issued 1,886,000 shares of Common Stock. During the year ended December 31, 2005, Midsummer Investment Ltd. and Islandia L.P. exercised all the one-year Series D Warrants and the Company received proceeds from the exercise in the amount of $1,886,000 (net of $60,000 of expenses) and issued 2,994,000 shares of Common Stock.

As a result of the sale of common stock and warrants in August 2006 to a group of investors led by Midsummer Investment Ltd., the conversion price of the Series D Preferred was adjusted to $0.6960 per share and the Company issued 23,000 additional warrants and the exercise price of the warrants was reduced to $0.7541 per share.

ON2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

(10) STOCKHOLDERS’ EQUITY (continued)

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

The following table summarizes the common stock issuable upon the exercise of warrants related to preferred stock at December 31, 2007:

Convertible Security	Exercise Price per Share	Shares of Common Stock Issuable upon Exercise

Series D Warrant	$0.7541	1,132,000

There was no preferred stock outstanding at December 31, 2007.

(b) August 2006 - Sale of Common Stock and Warrants

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

ON2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

(10) STOCKHOLDERS’ EQUITY (continued)

(b) August 2006 - Sale of Common Stock and Warrants (continued)

The warrants contained certain anti-dilution provisions and accordingly the Company accounted for the fair value of the warrants as a derivative liability (Warrant derivative liability) subject to SFAS No. 133. The fair value of the warrants issued, as calculated using the Black Scholes pricing model, was $1,251,000 on August 24, 2006 and represents the portion of the proceeds from the financing that was attributed to the warrant derivative liability. The warrant fair value was revalued at each reporting date, using the Black Scholes pricing model, with changes in value recorded in the statement of operations as other income or expense. The warrant derivative fair value was $2,329,000 as of December 31, 2006. On June 11, 2007, the Company entered into a Letter Agreement with Midsummer Investments Ltd. and Rockmore Investment Master Fund where the parties agreed to place a $0.41 per share floor on the base share price for subsequent dilutive share issuances and received consideration in the form of a decrease in the warrant exercise price, from $0.77 to $0.69. The number of additional shares to be issued upon subsequent dilutive issuances is finite and the Company will reserve for the issuance from its authorized common shares; the warrants were no longer considered a liability and the Company reclassified the warrant derivative liability of $5,911,000 on June 11, 2007 to additional paid in capital. The Company also recorded $86,000 in other expense related for the modification of the warrant. During the year ended December 31, 2007, the Company recorded charges of $3,582,000 to reflect the change in the fair value of the warrant derivative liability. The increase in value of the warrant from the date of issuance to December 31, 2006 of $1,078,000 is included as an expense in interest and other income (expense), net. The Company paid financing costs in the amount of $122,000 of which $52,000 is associated with the warrants, and is included in interest and other income (expense), net in the Company’s consolidated statement of operations for the year ended December 31, 2006. During the year ended December 31, 2007, Midsummer Investment Ltd. exercised all their warrants issued in conjunction with the Sale of Common Stock and Warrants and the Company received proceeds from the exercise in the amount of $1,342,000 and issued 1,974,000 shares of Common Stock.

(c) October/November 2007 - Sale of Common Stock

On October 17, 2007, the Company entered into an Underwriting Agreement with ThinkEquity Partners LLC and Merriman Curhan Ford & Co. (collectively, the “Underwriters”), pursuant to which the Company agreed to sell to the Underwriters, and the Underwriters agreed to purchase from the Company, in a firm commitment underwritten offering, 13,000,000 shares of the Company’s common stock at a purchase price of $1.00 per share. The Company also agreed to sell to the Underwriters up to an additional 1,950,000 shares of common stock at a purchase price of $1.00 per share at the option of the Underwriters to cover over-allotments, which option was required to be exercised within 30 days of the filing date of the Company’s prospectus covering the shares to be issued in the offering. The Company issued the 13,000,000 committed shares on October 23, 2007, and the Company issued these option shares on November 9, 2007 after the Underwriters exercised their option to purchase the additional 1,950,000 shares. The 14,950,000 shares resulted in net proceeds of $13,903,000, net of underwriter commissions and offering costs.

ON2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

(10) STOCKHOLDERS’ EQUITY (continued)

(d) Warrants

The Company issued common stock purchase warrants to various consultants, strategic partners and investors. The following table summarizes information about all common stock purchase warrants outstanding as of December 31, 2007, including those issued in connection with Common Stock, Preferred Stock and Convertible Debentures. All warrants were exercisable as of December 31, 2007.

The following table summarizes the common stock issuable upon conversion of all outstanding warrants at December 31, 2007:

Range of Exercise Prices	Number of Warrants Outstanding	Weighted Average Exercise Price	Expiration Dates

$ 0.57 - $ 0.70	470,000	$0.659	2009 - 2011
$ 0.71 - $ 0.76	1,132,000	$0.754	2009

	1,602,000	$0.726	2009 -2011

In January 2006, the Company extended the expiration date of 1,600,000 warrants exercisable at $1.68 per share that were due to expire on January 29, 2006. As part of the agreement the expiration date was changed to December 31, 2006, and a provision was added to require the holder to exercise of the warrants if the volume weighted average price of the Company’s common stock for ten consecutive trading days equals or exceeds $1.93 or forfeit the warrants. In December 2006, the Company extended the expiration date of these warrants to December 31, 2007 and reduced the volume weighted average price requiring exercise to $1.83. There is no compensatory relationship with the warrant holder, who is also a common stockholder. The Company has accounted for the fair value of these modifications as financing costs. Accordingly, the Company had recognized an expense of $135,000 in December 2006 for the incremental fair value of the January 2006 modification and has recorded a deferred financing cost of $106,000 as of December 31, 2006 for the incremental fair value of the December 2006 modification. During 2007, all the warrants were exercised and the Company received $2,688,000 and issued 1,600,000 shares of its common stock and additional paid in capital was reduced by the $106,000 of deferred financing costs.

(e) Stock Options

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

ON2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

(10) STOCKHOLDERS’ EQUITY (continued)

(e) Stock Options (continued)

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

In October 2007, the Company’s stockholders approved an additional 13,000,000 options (for a total of 20,000,000 options) for grant under the Company’s 2005 Plan.

ON2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

(10) STOCKHOLDERS’ EQUITY (continued)

(e) Stock Options (continued)

 The following table summarizes the stock option activity under all plans:

	Options Granted	Weighted Average Exercise Price

Outstanding January 1, 2005	5,832,000	$1.18

Granted	4,778,000	0.71
Exercised	(116,000)	0.35
Canceled	(195,000)	076

Outstanding December 31, 2005	10,299,000	$0.98

Granted	1,820,000	0.87
Exercised	(1,745,000)	0.54
Canceled	(877,000)	0.68

Outstanding at December 31, 2006	9,497,000	$1.07

Granted	2,567,000	1.07
Exercised	(3,979,000)	0.68
Canceled	(129,000)	12.94

Outstanding at December 31, 2007	7,956,000	$1.03

Exercisable at December 31, 2006	8,433,000	$1.09

Exercisable at December 31, 2007	4,848,000	$1.03

Options available for grant at December 31, 2007	10,452,000

 The following table summarizes information about stock options outstanding as of December 31, 2007

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price

$ 0.14 - $ 0.70	1,849,000	$0.53	5.6	1,809,000	$0.53
$ 0.73 - $ 1.07	5,387,000	0.93	6.9	2,411,000	0.84
$ 0.14 - $ 1.61	425,000	1.37	6.1	345,000	1.33
$ 2.25 - $ 3.59	207,000	3.24	2.8	195,000	3.26
$ 3.60 - $ 25.00	88,000	9.94	2.0	88,000	9.94

	7,956,000	$1.03	6.4	4,848,000	$1.03

ON2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

(10) STOCKHOLDERS’ EQUITY (continued)

(e) Stock Options (continued)

During the year ended December 31, 2007 options for 2,139,000 shares were exercised and the Company received $1,428,000 in proceeds. In addition, during the year ended December 31, 2007 certain employees exercised 1,840,000 stock options in cashless exercises and the Company retained 836,000 shares of common stock, and paid $472,000 in cash, for payroll withholding taxes. During the year ended December 31, 2006 options for 270,000 shares were exercised and the Company received $181,000 in proceeds.

During the year ended December 31, 2007 the Company granted 1,053,000 shares, of its restricted common stock, to its directors, officers and certain employees that had a fair value on the dates of grant of $2,067,000, of which no shares vested during 2007. The unrecognized compensation costs and intrinsic value of these shares at December 31, 2007 was $1,601,000 and $1,096,000, respectively. During the year ended December 31, 2006 the Company granted 110,000 shares of its restricted common stock to certain employees and consultants that had a fair value on the date of grant of $70,000, of which 25,000 shares vested in September 2006 and the remaining shares vested through August 2007. The unrecognized compensation costs and intrinsic value of these shares at December 31, 2006 was $33,000 and $132,000, respectively.

(f) Treasury Stock

During the year ended December 31, 2007, certain employees of the Company exercised their stock options in cashless exercises. According to certain Stock Option Plans the Company is required to record all shares received in payment of the options and related withholding taxes as treasury stock. Accordingly, the Company received 836,000 shares of its common stock at a value of $1,431,000. The Company’s Board of Directors approved the retirement of all the shares received. The Company paid $472,000 in cash for employee’s withholding taxes on certain cashless exercises.

(11) COMMITMENTS AND CONTINGENCIES

(a)	Operating Leases

The Company has entered into several non-cancelable leases, primarily related to the rental of certain equipment, automobiles and facilities. Future minimum lease payments, by year and in the aggregate, under material operating leases consisted of the following at December 31, 2007:

Year ended December 31,	Amount

2008	$1,127,000
2009	294,000
2010	150,000
2011	118,000
2012	74,000
2013	65,000
2014	16,000

Total minimum lease payments	$1,844,000

Rent expense under operating leases was approximately $396,000, $221,000 and $202,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

ON2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

(11) COMMITMENTS AND CONTINGENCIES (continued)

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

Although almost three years have passed since the conclusion of the previous arbitration, the parties have nevertheless not completed the required porting of our software to two commercially available DSPs.
Our current arbitration claim alleges that, despite its obligations under the license agreements, Beijing E-World has:

•	failed to pay us the quarterly payments of $1,232,000, which we believe are currently due and owing; and

•	failed to use best reasonable efforts to have our video codec ported to a chip.

We have requested that the arbitrator award us approximately $5,690,000 in damages under the contract and grant us further relief as may be just and equitable.

Beijing E-World has appeared in the arbitration, although it has not yet filed any responses to our filings in the proceeding. Following Beijing E-World’s appearance, it entered into an agreement with us pursuant to which Beijing E-World agreed by November 30, 2006 to pay us an amount in settlement equal to approximately 25% of the remaining unpaid portion of the license fees set forth in the license agreements. Upon payment of the settlement payment, the parties will terminate the arbitration, the license agreements will terminate, and we will release Beijing E-World from all liability arising from the matters underlying the arbitration. As of the date of these Consolidated Financial Statements, Beijing E-World has not paid the amount agreed for settlement.

ON2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

(12) RELATED PARTY TRANSACTIONS

During the years ended December 31, 2007, 2006 and 2005, the Company retained a law firm to perform certain legal services on its behalf and incurred approximately $1,022,000, $150,000 and $13,000, respectively, for such legal services. A member of the Company’s board of directors is a partner at the law firm. At December 31, 2007 the amount owed to this law firm was $51,000.

During the years ended December 31, 2007, 2006 and 2005, the Company retained a consulting firm to facilitate customer relationships in Asia and incurred approximately $0, $0 and $34,000, respectively, for such services. A consultant at the consulting firm became a director of the Company in August 2003.

(13) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for fiscal 2007, 2006 and 2005 is as follows:

	Quarter Ended 2007
	March 31,	June 30,	September 30,	December 31,
Revenue	$2,815,000	$2,369,000	$1,935,000	$6,118,000
Gross profit	2,392,000	1,980,000	1,332,000	4,984,000
Net loss	(721,000)	(3,005,000)	(1,382,000)	(1,796,000)
Net loss attributable to common stockholders	(775,000)	(3,023,000)	(1,389,000)	(1,799,000)
Basic and diluted net loss attributable to common stockholders per share	$(0.01)	$(0.03)	$(0.01)	$(0.01)

	Quarter Ended 2006
	March 31,	June 30,	September 30,	December 31,
Revenue	$1,217,000	$1,535,000	$1,703,000	$2,117,000
Gross profit	634,000	830,000	1,174,000	1,606,000
Net loss	(1,179,000)	(1,549,000)	(608,000)	(1,510,000)
Net loss attributable to common stockholders	(1,252,000)	(1,622,000)	(750,000)	(1,575,000)
Basic and diluted net loss attributable to common stockholders per share	$(0.01)	$(0.02)	$(0.01)	$(0.02)

	Quarter Ended 2005
	March 31,	June 30,	September 30,	December 31,
Revenue	$353,000	$346,000	$507,000	$1,002,000
Gross profit (loss)	(16,000)	(64,000)	37,000	332,000
Net loss	(1,302,000)	(1,141,000)	(1,044,000)	(1,118,000)
Net loss attributable to common stockholders	(1,585,000)	(1,424,000)	(3,742,000)	(1,198,000)
Basic and diluted net loss attributable to common stockholders per share	$(0.02)	$(0.02)	$(0.04)	$(0.01)

ON2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

ON2 TECHNOLOGIES, INC.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning Of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period

Year ended December 31, 2007 allowance for doubtful accounts	$56,000	$518,000	$—	$(55,000)	$519,000
Year ended December 31, 2006 allowance for doubtful accounts	$13,000	$117,000	$—	$(74,000)	$56,000
Year ended December 31, 2005 allowance for doubtful accounts	$140,000		$—	$(127,000)	$13,000