Form 10-Q
period 2008-03-31
ON2 TECHNOLOGIES, INC.
filed 2008-06-27
CIK 1045280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

☐ Large accelerated filer	☑ Accelerated filer
☐ Non-accelerated filer	☐ Smaller reporting company

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

The filing of this Form 10-Q for the quarter ended March 31, 2008 was delayed due to the independent review conducted by the Audit Committee of our Board of Directors concerning certain contracts with customers and the recognition of revenue that we had previously recognized as revenue in our quarterly filings for the quarters ended June 30, 2007 and September 30, 2007. The Audit Committee’s review commenced after the Audit Committee was informed by our management that certain documentation provided to us relating to two sales accounts for which revenue had been recognized in the third quarter of 2007 had been falsified. Management made this discovery during the preparation of our 2007 annual financial statements. The Audit Committee concluded, with respect to four accounts, including the two sales accounts previously mentioned, that we incorrectly recognized revenue of $185,000 for the second quarter of 2007 and $589,000 for third quarter of 2007. In addition, during the preparation of our 2007 annual financial statements and prior to discovery of the falsified documentation mentioned above, management determined that revenue of $42,000 had been incorrectly recognized in the third quarter of 2007. The revenue that was incorrectly recognized during these periods will be recognized on a cash basis when and if collected. As of the filing date of this report, only a portion of the amounts owed in connection with one of these accounts has been collected. When the Company filed its Current Report Form 8-K on May 27, 2008, we had preliminarily determined to establish a bad debt reserve of $383,000 in the fourth quarter of 2007 for certain sales to a fifth account.  Upon further examination of the facts and circumstances involved in sales to this account, we confirmed that sales had occurred to this account, that a reserve for $383,000 was required, but that the reserve should have been established in the third quarter, rather than the fourth quarter, of 2007.  To establish that reserve we recorded a general charge to general and administrative expense of $383,000 which increased our net loss for the third quarter of 2007 by that amount (in addition to the $631,000 of revenue that was reversed in the period).  The establishment of the reserve also resulted in a reduction in accounts receivable, net of allowance for doubtful accounts on our balance sheet at September 30, 2007, by the same amount.

We restated our previously issued financial statements for the three and six months ended June 30, 2007 in Amendment No. 1 to our Quarterly Report on Form 10-Q/A for quarterly period ended June 30, 2007, to correct the incorrect recognition of revenue in the period relating to two of the sales accounts reviewed. We also restated our previously issued financial statements for the three and nine months ended September 30, 2007 in Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2007, to correct the incorrect recognition of revenue in the period relating to two other sales accounts, as well as the incorrect recognition in the period of an additional $42,000 and to establish an additional bad debt reserve in the period related the fifth sales account. A more complete discussion of the Audit Committee's review and determinations, and the restatement of our financial statements for the second and third quarters of 2007 and the related disclosure, can be found in the foregoing amendments to our Quarterly Reports on Form 10-Q.

As a result of the determination to restate the Company’s financial statements and in connection with the preparation of its Annual Report on Form 10-K for the year ended December 31, 2007, management identified three material weaknesses in our internal control over financial reporting and reported those to our Audit Committee. Management identified a material weakness in the design and operation of our procedures for recognizing revenue, specifically with respect to our procedures for the consideration of assessing whether the collectibility is reasonably assured. This material weakness resulted in the incorrect recognition of revenue in our financial statements for the second and third quarters of 2007. In addition, management has identified a material weakness in our control environment, specifically relating to our tone at the top. This material weakness was evidenced by the control tone and control consciousness of our former Chief Executive Officer and resulted in the override and the possibility of override of controls or interference with our policies, procedures and internal control over financial reporting. Management also identified a material weakness in the design and operation of our procedures for determining the accuracy and completeness of our estimate of allowance for doubtful accounts. This material weakness resulted in a misstatement of accounts receivable, net of allowance for doubtful accounts on our balance sheet at the end of the third quarter of 2007 and an understatement of our general and administrative expenses for the period. Prior to the filing of this report, we have taken certain steps to remediate these material weaknesses and are in the process of finalizing a plan and timetable for the implementation of additional remediation measures to further address these material weaknesses. These material weaknesses and the remediation are further described below in Item 4 of this Form 10-Q.

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ON2 TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,684,000	$9,573,000
Short-term investments	10,130,000	5,521,000
Accounts receivable	5,173,000	7,513,000
Prepaid expenses and other current assets	1,726,000	1,492,000
Total current assets	19,713,000	24,099,000
Acquired software, net	10,456,000	10,333,000
Other acquired intangibles, net	7,454,000	7,144,000
Goodwill	39,697,000	37,023,000
Property and equipment, net	807,000	751,000
Other assets	168,000	175,000
Total assets	$78,295,000	$79,525,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,315,000	$1,433,000
Accrued expenses	4,780,000	4,820,000
Deferred revenue	3,498,000	1,887,000
Short-term borrowings	185,000	2,198,000
Current portion of long-term debt	392,000	491,000
Capital lease obligation	25,000	24,000
Total current liabilities	10,195,000	10,853,000

Capital lease obligation, excluding current portion	12,000	18,000
Long-term debt	3,306,000	3,082,000
Total liabilities	13,513,000	13,953,000

Commitments and contingencies

Stockholders’ equity:
Common stock	1,705,000	1,705,000
Additional paid-in capital	194,922,000	194,453,000
Treasury stock at cost
Accumulated other comprehensive income	4,386,000	906,000
Accumulated deficit	(136,231,000)	(131,492,000)
Total stockholders’ equity	64,782,000	65,572,000
Total liabilities and stockholders’ equity	$78,295,000	$79,525,000

See accompanying notes to unaudited condensed consolidated financial statements

ON2 TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2008	2007

Revenue	$4,452,000	$2,815,000

Operating expenses:
Cost of revenue (1)	1,430,000	423,000
Research and development (2)	2,808,000	493,000
Sales and marketing (2)	1,889,000	596,000
General and administrative (2)	2,479,000	959,000
Equity-based compensation:
Research and development	119,000	1,000
Sales and marketing	38,000	27,000
General and administrative	213,000	120,000

Total operating expenses	8,976,000	2,619,000

Income (loss) from operations	(4,5241,000)	196,000

Interest and other expense, net	(130,000)	(913,000)

Loss before provision for income taxes	(4,654,000)	(717,000)

Provision for income taxes	85,000	(4,000)

Net loss	$(4,739,000)	$(721,000)

Convertible preferred stock 8% dividend	-	54,000

Net loss attributable to common stockholders	$(4,676,000)	$(775,000)

Basic and diluted net loss attributable to common stockholders per common share	$(0.03)	$(0.01)

Weighted average basic and diluted common shares outstanding	170,487,000	103,599,000

(1)	Includes equity-based compensation of $83,000 and $1,000 for the three months ended March 31, 2008 and 2007, respectively.
(2)	Excludes equity-based compensation, which is presented separately.

See accompanying notes to unaudited condensed consolidated financial statements

ON2 TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended March 31,
	2008	2007

Net loss	$(4,739,000)	$(721,000)

Other Comprehensive income:

Foreign currency translation adjustment	3,480,000	(2,000)

Comprehensive loss	$(1,259,000)	$(723,000)

See accompanying notes to unaudited condensed consolidated financial statements

ON2 TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2008	2007

Cash flows from operating activities:

Net loss	$(4,739,000)	$(721,000)
Adjustments to reconcile net loss to net cash used in, provided by operating activities:
Equity based compensation	453,000	149,000
Depreciation and amortization	834,000	86,000
Amortization of debt discount
Realized and unrealized loss on marketable equity securities	-	29,000
Change in warrant derivative liability	-	914,000
Changes in operating assets and liabilities:
Accounts receivable, net	2,792,000	(735,000)
Prepaid expenses and other current assets	(161,000)	(171,000)
Other assets	11,000
Accounts payable and accrued expenses	(503,000)	539,000
Deferred revenue	1,521,000	(4,000)

Net cash provided by operating activities	208,000	86,000

Cash flows from investing activities:

Proceeds from the sale of marketable securities	13,075,000	113,000

Purchases of marketable securities	(17,684,000)
Purchases of property and equipment	(85,000)	(77,000)

Net cash (used in) provided by investing activities	(4,694,000)	36,000

Cash flows from financing activities:

Principal payments on capital lease obligations	(6,000)	(9,000)
Principal payments on short-term borrowings	(2,122,000)	(33,000)
Principal payments on debt	(183,000)
Proceeds from exercise of common stock options and warrants	16,000	400,000
Purchase of treasury shares		(158,000)

Net cash (used in) provided by financing activities	(2,295,000)	200,000
Net change in cash and cash equivalents	(6,781,000)	322,000

Effect of exchange rate changes on cash and cash equivalents	(108,000)	(2,000)

Cash and cash equivalents, beginning of period	9,573,000	4,961,000
Cash and cash equivalents, end of period	$2,684,000	$5,281,000

ON2 TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Supplemental disclosure of cash flow information and non-cash investing and financing activities:

	Three Months Ended March 31,
	2008	2007
Cash paid during the period for:
Interest	$41,000	$2,000
Taxes	$65,000	$5,000
Non-cash transactions:
Acquisition of fixed assets under capital lease		$6,000
Cashless exercise of stock options		$466,000
Common stock issued for dividends on Series D Preferred Stock		$61,000
Conversion of Series C-IV Preferred Stock into common stock		$19,000
Conversion / redemption of Series D Convertible Preferred stock		$1,194,000
Decrease in accrued dividend on Series D Preferred Stock		$(6,000)

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

The Company’s business is influenced by rapid technological change and development of new products within the video industry and evolving industry standards. Inherent in the Company’s business model are various risks and uncertainties, including its history of operating losses, unproven business model and the continuing evolution of the industry in which it operates. The Company’s success may depend, in part, upon the wide adoption of video portable devices, prospective product and service development efforts, and the acceptance of the Company’s technology solutions by the marketplace.

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

The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern. The Company has incurred recurring operating losses and negative operating cash flows since its inception. At March 31, 2008, the Company had cash and cash equivalents and short-term investments of $12,814,000 and working capital of $9,518,000. The Company believes that existing funds are sufficient to fund its operations through March 31, 2009. The Company plans to increase cash flows from operations principally from increases in revenue generated from its compression technology products and services.

The interim condensed consolidated financial statements are unaudited. However, in the opinion of management, such financial statements contain all adjustments necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. The condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures included herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company's 2007 Form 10-K Report filed with the SEC on June 27, 2008. Results for the three months ended March 31, 2008 are not necessarily representative of the results that could be expected for the full year.

(3) Stock-Based Compensation

The following table summarizes the activity of the Company’s stock options for the three months ended March 31, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Number of shares under option:

Outstanding at January 1, 2008	7,956,000	$1.03
Granted	408,000.90
Exercised	(21,000)	0.78
Canceled or expired	(0)	0.00

Outstanding at March 31, 2008	8,343,000	$1.02	6.18	$1,464,000

Vested and expected to vest at March 31, 2008	8,286,000	$1.10	6.39	$1,462,000

Exercisable at March 31, 2008	4,828,000	$1.17	6.45	$1,341,000

The aggregate intrinsic value of options exercised during the three months ended March 31, 2008 and 2007 was $6,000 and $2,145,000, respectively.

The following summarizes the activity of the Company’s non-vested stock options for the three months ended March 31, 2008:

	Shares	Weighted Average Grant Date Fair Value

Non-vested at January 1, 2008	3,108,000	$0.58
Granted	408,000.90
Cancelled or expired	(0)	0.00
Vested during the period	(1,000)	1.48

Non-vested at March 31, 2008	3,515,000	$0.62

As of March 31, 2008, there was $1,369,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under existing stock option plans. This cost is expected to be recognized over a weighted-average period of 1.33 years. The total grant date fair value of shares vested during the three-months ended March 31, 2008 was $1,000.

The Company uses the Black-Scholes option-pricing model to determine the weighted average fair value of options. The fair value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table:

Three months ended March 31, 2008

Weighted average fair value at date of grant for options granted during the period	$.90

Expected stock price volatility	104%
Expected life of options	3 years
Risk free interest rates	4.04%
Expected dividend yield	0%

The following summarizes the activity of the Company’s non-vested restricted common stock for the three months ended March 31, 2008:

	Shares	Weighted Average Grant Date Fair Value

Non-vested at January 1, 2008	1,053,000	$0.49
Granted	75,000	1.01
Cancelled or expired	(15,000)	3.54
Vested during the period	(139,000)	1.16

Non-vested at March 31, 2008	974,000	$2.07

For the three months ended March 31, 2008, the Company recognized $281,000 in compensation expense related to restricted common stock and there was $1,728,000 of unrecognized compensation cost.

(4)   Marketable Securities

As of March 31, 2008 the Company held $10,130,000 in short-term securities, $131,000 in a certificate of deposit in a United States Bank and $9,999,000 in Federal Home Loan Bank Discount Notes. The Company does not accrue interest on the Federal Home Loan Bank Discount Notes; the interest is instead recorded at maturity. For the three months ended March 31, 2008, there was $3,000 of un-accrued interest on these Notes.

(5) Customer Concentration

For the three months ended March 31, 2008, one customer accounted for 13% of revenue. For the three months ended March 31, 2007, one customer accounted for 14% of the revenue.

(6) Effect of Recently Issued Accounting Pronouncements

On March 19, 2008, the FASB issued SFAS Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133. Statement 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. Specifically, Statement 161 requires:

•	Disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation;

•	Disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;

•	Disclosure of information about credit-risk-related contingent features; and

•	Cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged.

The Company is currently evaluating the impact of adopting SFAS No. 161 on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160,“Non-controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51.” Statement 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this Statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. Statement 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this Statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. Statement 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. Statement 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption of SFAS No. 160 is prohibited. Although the Company will continue to evaluate the application of SFAS 160, management does not currently believe adoption will have a material impact on the Company’s results of operations or financial position.

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

These statements are only predictions, and actual events or results may differ materially. The forward-looking statements are based on management’s beliefs and assumption using information available at the time. We cannot guarantee future results, levels of activity, performance or achievements. Factors that may cause actual results to differ are often presented with the forward-looking statements themselves. Additionally, other risks that may cause actual results to differ from predicted results are set forth in “Risk Factors That May Affect Future Operating Results" in the Company's Form 10-K for the year ended December 31, 2007.

Many of the forward-looking statements are subject to additional risks related to our need to either secure additional financing or to increase revenues to support our operations or business or technological factors. We believe that between the funds we have on hand and the funds we expect to generate, we have sufficient funds to finance our operations for the next 12 months. However, additional funds may be required in order to pursue strategic opportunities or for capital expenditures. In addition, there is no assurance that additional funds will not be required to support our operations. In this regard, the business and operations of the Company are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements contained in this Form 10-Q. In evaluating our business, you should give careful consideration to the information set forth below under the caption “Risk Factors That May Affect Future Operating Results" in the Company's Form 10-K for the year ended December 31, 2007, in addition to the other information set forth herein.

We undertake no duty to update any of the forward-looking statements, whether as a result of new information, future events or otherwise. In light of the foregoing, we caution readers not to place undue reliance on the forward-looking statements contained in this report.

Costs Associated with Restatement of Financial Statements

Since December 31, 2007, we have incurred legal and accounting and other costs related to the Audit Committee review and restatement of our financial statements described in this report under the caption “Explanatory Note,” of approximately $1,530,000, as of May 30, 2008, of which approximately $373,000 was expensed in the first quarter of 2008 and an additional $1,157,000 was incurred and will be expensed in the second quarter of 2008.  These costs are expensed in the period in which the legal, accounting and other services are provided and are recorded as general and administrative expenses. These costs will have a material adverse effect on our net loss for the period in which they are expensed and on our liquidity for the period in which they are paid. We anticipate that we will incur additional legal, accounting and other fees related to the Audit Committee review and restatement. We also will incur other fees and costs related to the execution of the remediation plan adopted by us after the conclusion of the Audit Committee review.  At this time, we cannot estimate the amount of additional legal, accounting and other fees and costs that may be incurred in the second quarter of 2008 and beyond to execute this remediation plan. The Company believes it continues to have sufficient cash and other resources available to meet working capital and other needs that might arise over the next twelve months.

Overview

On2 Technologies is a developer of video compression technology and technology that enables multimedia in resource-limited environments, such as cellular networks transmitting to battery operated mobile handsets or High Definition (HD) video over the Internet. We have developed a proprietary technology platform and the TrueMotion® VPx family (e.g., VP6®, VP7™) of video compression/decompression (“codec”) software to deliver high-quality video at the lowest possible data rates over proprietary networks and the Internet to personal computers, wireless devices, set-top boxes and other devices. Unlike many other video codecs that are based on standard compression specifications set by industry groups (e.g., MPEG-2 and H.264), our video compression/decompression technology is based solely on intellectual property that we developed and own ourselves. In addition, through our wholly-owned subsidiary, On2 Finland (formerly Hantro), a Finnish corporation which we acquired on November 1, 2007, we license to chip and mobile handset manufacturers the hardware and software designs that make the encoding or decoding of video possible on devices such as mobile handsets, set top boxes, portable media players and cameras. On2 Finland’s headquarters and research and development teams are based in Oulu, Finland and it has a global sales network with satellite offices in Korea, Japan, Taiwan, Germany, Hong Kong and Mainland China. We also provide integration, customization and support services to enable high quality video on, and faster interoperability between devices.

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

We offer the following suite of products that incorporate our proprietary compression technology:

•	Video codecs;

•	Audio codecs; and

•	Encoding and server software, for use with video delivery platforms.

We also offer the following suite of hardware and software products that incorporate our mobile video technology:

•	TrueMotion VP6 and VP7 software video codec designs;

•	MPEG-4, H.263, H.264 / AVC and VC-1 hardware and software video codec designs;

•	Hardware and software JPEG codecs supporting up to 16MP;

•	AMR-NB and Enhanced aacPlus™ audio codecs;

•	Pre- and post-processing technologies (such as cropping, rotation, scaling) implemented in both software and hardware;

•	File format and streaming components; and

•	Recorder and player application logic.

In addition, we offer the following services in connection with both our proprietary video compression technology and our mobile video technology:

•	Customized engineering and consulting services; and

•	Technical support.

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

On2’s goal is to be a premier provider of video compression software and hardware technology and compression tools. We are striving to achieve that goal and the goal of building a stable base of quarterly revenues by implementing the following key strategies:

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

•
Attempting to negotiate licensing arrangements with customers that provide for receipt of recurring revenue and/or that offer us the opportunity to market products that complement our customers implementations of our software; and

•
Using the expertise of our subsidiary, On2 Finland, to develop hardware designs of our TrueMotion codecs and optimizations for embedded processors that will allow those products to be easily implemented on devices.

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

One of the most significant recent trends in our business is our increasing reliance on the success of the product deployments of our customers. As referenced above, our license agreements with customers increasingly provide for the payment of license fees that are dependent on the number of units of a customer’s product incorporating our software that are sold or the amount of revenue generated by a customer from the sale of products or services that incorporate our software. We have chosen this royalty-dependent licensing model because, as a company of approximately 114 employees competing in a market that offers a vast range of video-enabled devices, we do not have the product development or marketing resources to develop and market end-to-end video solutions. Instead, our codec software is primarily intended to be used as a building block for companies that are developing end-to-end video products and/or services.

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

H.264 continues to rise as a competitor in the video compression field. H.264 is a standards-based codec that is the successor to MPEG-4. We believe that our technology is superior to H.264, and that we can offer significantly more flexibility in licensing terms than customers get when licensing H.264. H.264 has nevertheless gained significant adoption by potential customers because, as a standards-based codec, it has the advantage of having numerous developers who are programming to the H.264 standard and developing products based on that standard. In addition, a number of manufacturers of multimedia processors have done the work necessary to have H.264 operate on their chips, which makes H.264 attractive to potential customers who would like to enable video on devices. For example, Apple Inc. uses H.264 in its QuickTime® player and has thus chosen H.264 for the current generation of video iPods. Finally, there is already a significant amount of professional content that has been encoded in H.264. These advantages may make H.264 attractive to potential customers and allow them to implement a solution based on H.264 with less initial development time and expense than a solution using On2® TrueMotion video might require. In addition, there are certain customers that prefer to license standards-based codecs. In August 2007, our customer Adobe announced that the latest version of the Flash video player would support H.264. We continue to believe that VP6 will be an important part of the Flash video ecosystem for three reasons: (1) Adobe has in the past provided backwards compatibility with all generations of Flash video codecs; (2) VP6 has certain performance advantages over H.264 (e.g., HD VP6 content may be played back on a lower-powered processor than HD H.264 content); and (3) there is a vast amount of existing VP6 content that consumers want on portable and mobile devices.

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

Another factor affecting our hardware business is our reputation for producing reliable products that have been thoroughly tested, are accompanied by good documentation, and are supported by a strong technical support team. Chip and device manufacturers that are potential customers for our hardware products develop the products with which they will integrate our RTL designs. Our technology is hard-wired into chip circuitry rather than loaded as software. In connection with high volume chip production, the per-unit price of a specialized chip that has had multimedia support built into the chip can be substantially less than the costs of using a more powerful software-upgradable digital signal processor (DSP). However, any errors in the software operating on a DSP can be relatively easily corrected through a software upgrade or patch, while errors that have been hardwired into a circuit are more difficult, and may be impossible, to correct. Because customers for our RTL designs will invest a great deal of time and money into the designs, our reputation as a well-established provider of reliable, well-supported RTL designs is an important factor in our continuing success.

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

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations are based on our unaudited consolidated financial statements that have been prepared under accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates. We have disclosed all significant accounting policies in Note 1 to the consolidated financial statements included in our Form 10-K for the fiscal year ended December 31, 2007. The unaudited consolidated financial statements and the related notes thereto should be read in conjunction with the following discussion of our critical accounting policies. Our critical accounting policies and estimates are:

•	Revenue recognition
•	Accounts receivable allowance
•	Acquisitions
•	Equity-based compensation
•	Valuation of goodwill, intangible assets and other long-lived assets

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

We recognize revenue in accordance with SOP 97-2, “SOFTWARE REVENUE RECOGNITION” (“SOP 97-2”), as amended by SOP 98-4, “DEFERRAL OF THE EFFECTIVE DATE OF SOP 97-2, SOFTWARE REVENUE RECOGNITION,” SOP 98-9, “MODIFICATION OF SOP 97-2 WITH RESPECT TO CERTAIN TRANSACTIONS” (“SOP 98-9”) and Staff Accounting Bulletin No. 104 (“SAB 104”). Under each arrangement, revenues are recognized when a non-cancelable agreement has been signed and the customer acknowledges an unconditional obligation to pay, the products or applications have been delivered, there are no uncertainties surrounding customer acceptance, the fees are fixed and determinable, and collection is reasonably assured. Revenues recognized from multiple-element software arrangements are allocated to each element of the arrangement based on the fair values of the elements, such as product licenses, post-contract customer support, or training. The determination of the fair value is based on the vendor specific objective evidence available to us. If such evidence of the fair value of each element of the arrangement does not exist, we defer all revenue from the arrangement until such time that evidence of the fair value does exist or until all elements of the arrangement are delivered.

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

Accounts Receivable Allowance. We perform ongoing credit evaluations of our customers and adjust credit limits, as determined by our review of current credit information. We continuously monitor collections and payments from our customers and maintain an allowance for doubtful accounts based upon our historical experience, our anticipation of uncollectible accounts receivable and any specific customer collection issues that we have identified. Our credit losses have historically been low and within our expectations.

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

Long-lived assets and identifiable intangibles with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. As of March 31, 2008, we believe that no such impairment has occurred.

Results of Operations

Revenue.

Revenue for the three months ended March 31, 2008 was $4,452,000 as compared to $2,815,000 for the three months ended March 31, 2007. Revenue is derived primarily from the sale of software and RTL licenses and engineering and support services. The increase in revenue for the three months ended March 31, 2008 as compared with 2007 is primarily due to a $1,547,000 revenue contribution from our subsidiary, On2 Finland (formerly Hantro), acquired in November 2007.

For the three months ended March 31, 2008, one customer accounted for 13% of revenue. For the three months ended March 31, 2007, one customer accounted for 14% of revenue.

Operating expenses.

The Company's operating expenses consist of cost of revenue, research and development, sales and marketing and general and administrative expenses. Operating expenses for the three months ended March 31, 2008, were $8,976,000 as compared to $2,619,000 for the three months ended March 31, 2007. The increase in operating expenses for the three months ended March 31, 2008 as compared with the three months ended March 31, 2007 is primarily the result of the acquisition of On2 Finland (formerly Hantro).

Cost of Revenue. Cost of revenue includes personnel and related overhead expenses, royalties paid for software that is incorporated into the Company’s software, consulting compensation costs, operating lease costs and depreciation and amortization costs. Cost of revenue was $1,430,000 for the three months ended March 31, 2008 as compared to $423,000 for the three months ended March 31, 2007. The increase of $1,007,000 for the three months ended March 31, 2008 as compared with the three months ended March 31, 2007 is primarily attributable to an increase of $695,000 in amortization of the Hantro purchased technology, an increase in equity based compensation of $82,000 and an increase production and engineering costs associated with On2 Finland (formerly Hantro).

Research and Development. Research and development expenses, excluding equity-based compensation, primarily consist of personnel and related overhead expenses and consulting compensation costs associated with the development and production of our products and services, operating lease costs and depreciation costs. Research and development expenses for the three months ended March 31, 2008 were $2,808,000, as compared with $493,000 for the three months ended March 31, 2007. The increase of $2,315,000 in 2008 is primarily a result of an increase of $1,897,000 in research and development costs incurred by our Finnish subsidiary that utilizes a greater portion of their engineers in research and development activities and a $418,000 increase in research and development costs incurred by our US operations, that is a result of increases in personnel and related costs and an increase in the amount of hours that our engineering staff worked on development projects.

Sales and Marketing. Sales and marketing expenses, excluding stock-based compensation, consist primarily of salaries and commissions and related overhead costs, business development and marketing personnel, tradeshow costs, marketing and promotional costs incurred to create brand awareness and public relations expenses. Sales and marketing expenses for the three months ended March 31, 2008, were $1,889,000, as compared to $596,000 for the three months ended March 31, 2007. The increase of $1,293,000 is primarily a result sales and marketing personnel and related costs attributable to Hantro, which were partially offset by a slight decrease in costs from our US operation as a result of the elimination of certain duplication of costs.

General and Administrative. General and administrative expenses, excluding stock-based compensation, consist primarily of salaries and related personnel costs for general corporate functions, professional fees, insurance, rent and utilities and depreciation. General and administrative costs for the three months ended March 31, 2008, were $2,479,000, as compared with $959,000 for the three months ended March 31, 2007. The $1,520,000 increase is primarily due to an increase of $604,000 from Hantro and an increase of $916,000 in the US. The $916,000 increase is primarily due to an increase in legal fees of $320,000 related to the Audit Committee’s review of certain 2007 sales contracts, a $283,000 increase in professional fees related to the implementation of Sarbanes Oxley Section 404, and other consulting fees and increases in insurance expense and travel and related expenses.

Equity-based compensation. The equity-based compensation expense for the three months ended March 31, 2008 was $453,000, of which $83,000 is included in cost of revenue and $370,000 is shown separately, as compared with $149,000, of which $1,000 is included in cost of revenue and $148,000 is shown separately for the three months ended March 31, 2007.

Interest and Other Expense, Net. Interest and other expense, net primarily consists of the change in the fair value of the derivative liability in connection with the warrants issued in August 2006, interest paid for capital lease obligations and long-term debt, interest earned on the Company’s invested cash balances, and realized losses on marketable securities. Interest and other expense, net was $130,000 for the three months ended March 31, 2008 as compared with $913,000 for the three months ended March 31, 2007.

The decrease of $783,000 is primarily a result of the elimination of the derivative liability in the second quarter of 2007 partially offset by a net increase in interest income of $46,000. The warrant derivative liability was recorded in connection with the August 2006 sale of common stock and warrants to a group of investors led by Midsummer Capital.

Liquidity and Capital Resources

At March 31, 2008, we had cash and cash equivalents and short-term investments of $12,814,000 as compared to $15,094,000 at December 31, 2007. At March 31, 2008 the Company had working capital of $9,518,000 as compared with $13,393,000 at December 31, 2007.

Net cash provided by operating activities was $208,000 and $86,000 for the three months ended March 31, 2008 and 2007, respectively. The increase in net cash used in operating activities is primarily attributable to an increase in non-cash expenses for depreciation and amortization of $748,000 as a result of the amortization of intangibles assets from the purchase of Hantro and an increase in equity based compensation of $304,000 due to an increase in stock options granted throughout 2007, a decrease in accounts receivable of $3,527,000, an increase in deferred revenue of $1,525,000 due to revenue recognition policies, partially offset by an increase in the net loss of $4,018,000, a decrease in accounts payable and accrued expenses of $1,042,000 due to the timing of payments, and a decrease in the warrant derivative liability of $914,000 due to the exercise of the remaining warrants in 2007.

Net cash (used in) provided by investing activities was $(4,694,000) and $36,000 for the three months ended March 31, 2008 and 2007, respectively. The decrease of $4,730,000 is a result of an $8,000 increase in the purchase of property and equipment and a $17,684,000 purchase of marketable securities, partially offset by $13,075,000 in proceeds from the sale of marketable securities.

Net cash (used in) provided by financing activities was $(2,295,000) and $200,000 for the three months ended March 31, 2008 and 2007, respectively. The $2,495,000 decrease is primarily attributable to a $226,000 decrease in proceeds from the exercise of common stock options and warrants, net, a $180,000 increase in payments on long-term debt and capital lease obligations, and an increase in payments on short-term borrowings of $2,089,000.

We currently have material commitments for the next 12 months under our operating lease arrangements and borrowings. These arrangements consist primarily of lease arrangements for our office space in Clifton Park and Tarrytown, New York, Cambridge UK, and Oulu and Espoo, Finland. The aggregate required payments for the next 12 months under these arrangements are $880,000. Notwithstanding the above, our most significant non-contractual operating costs for the next 12 months are compensation and benefit costs, insurance costs and general overhead costs such as telephone and utilities. During the next 12 months, we anticipate incurring approximately $2,300,000 per month in cash operating costs.

At March 31, 2008, short-term borrowings consisted of the following:

A line of credit with a Finnish bank for $663,000 (450,000€ at March 31, 2008). The line of credit has no expiration date. Borrowings under the line of credit bear interest at EURIBOR plus 1.25% (total of 5.608% at March 31, 2008). The bank also requires a commission payable at .45% of the loan principal. Borrowings are collateralized by substantially all assets of Hantro and a guarantee by On2. The outstanding balance on the line of credit was $160,000 at March 31, 2008.

At March 31, 2008, long-term debt consisted of the following:

Unsecured notes payable to a Finnish funding agency of $2,826,000, including interest at 1.75%, due at dates ranging from January 2009 to December 2011; $283,000 to a Finnish bank, including interest at the 3-month EURIBOR (4.73% at March 31, 2008) plus 1.1%, due March 2011, secured by a guarantee by On2, and the Finnish Government Organization, which also requires additional interest at 2.65% of the loan principal; and an unsecured note payable to a Finnish financing company of $198,000, including interest at the 6 month EURIBOR (4.73% at March 31, 2008) plus .5%, due March 2011.

The Company believes that existing funds are sufficient to fund its operations through March 31, 2009. The Company plans to increase cash flows from operations principally from increases in revenue generated from its compression technology products and services. The Company may also pursue additional financings. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors That May Affect Future Operating Results” in the Company’s 10-K for the year ended December 31, 2007, filed with the SEC on June ___, 2008

We have experienced significant operating losses and negative operating cash flows to date. Our management's plan to increase our cash flows from operations relies significantly on increases in revenue generated from our technology services and products. However, there are no assurances that we will be successful in effecting such increases. The market for distribution of broadband technology services is highly competitive. Additionally, our capital requirements depend on numerous factors, including market acceptance of our technology and services, research and development costs and the resources we spend on marketing and selling our products and services. Additionally, we continue to evaluate investments in complementary businesses, products and services, some of which may be significant.

Since December 31, 2007, we have incurred legal and accounting and other costs related to the Audit Committee review and restatement of our financial statements described in this report under the caption “Explanatory Note,” of approximately $1,530,000, as of May 30, 2008, of which approximately $373,000 was expensed the first quarter of 2008 and an additional $1,157,000 was incurred and will be expensed in the second quarter of 2008.  These costs are expensed in the period in which the legal, accounting and other services are provided and are recorded general and administrative expenses. These costs will have a material adverse effect on our net loss for the period in which they are expensed and on our liquidity for the period in which they are paid. We anticipate that we will incur additional legal, accounting and other fees related to the Audit Committee review and restatement. We also will incur other fees and costs related to the execution of the remediation plan adopted by us after the conclusion of the Audit Committee review.  At this time, we cannot estimate the amount of additional legal, accounting and other fees and costs that may be incurred in the second quarter of 2008 and beyond to execute this remediation plan. The Company believes it continues to have sufficient cash and other resources available to meet working capital and other needs that might arise over the next twelve months.

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

Impact of Recently-Issued Accounting Pronouncements

On March 19, 2008, the FASB issued SFAS Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133. Statement 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Specifically, Statement 161 requires:

•	Disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation;

•	Disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;

•	Disclosure of information about credit-risk-related contingent features; and

•	Cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged.

The Company is currently evaluating the impact of adopting SFAS No. 161 on its financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company does not currently have any material exposure to interest rate risk, commodity price risk or other relevant market rate or price risks. However, the Company does have exposure to foreign currency rate fluctuations arising from maintaining offices in the U.K. and Finland for its wholly-owned subsidiaries which transacts business in the local functional currency. The U.K. based subsidiary does not conduct any sales and all their costs are funded in United States dollars. The Finnish subsidiary conducts sales in both Euros and US dollars and pays its employees and other material obligations in Euros, and therefore can have a substantial impact translation gains and losses. To date, the Company has not entered into any derivative financial instrument to manage foreign currency risk and is not currently evaluating the future use of any such financial instruments.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures:

The term "disclosure controls and procedures," as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed in the reports that the company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In connection with the restatement of the Company’s financial statements for the second and third quarters of 2007, as described more fully in this report under the caption “Explanatory Note,” and the preparation of its Annual Report on Form 10-K for the year ended December 31, 2007, management identified three material weaknesses in our internal control over financial reporting and reported those to our Audit Committee. The Public Company Accounting Oversight Board’s Auditing Standard No. 5 defines a material weakness as a deficiency, or combination of deficiencies, that result in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based on the identification of the material weaknesses in internal control over financial reporting described below, our Interim Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2008, our disclosure controls and procedures were not effective because of the following material weaknesses in our internal control over financial reporting that existed as of that date:

·
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

·
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

·
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

(b)  Changes in Internal Controls:

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, in connection with the restatement of the Company’s financial statements for the second and third quarters of 2007, as described more fully in this report under the caption “Explanatory Note,” and the preparation of its Annual Report on Form 10-K for the year ended December 31, 2007, management determined that the material weaknesses described above existed as of March 31, 2008. As a result, during the second quarter of 2008, we have taken certain steps to remediate these material weaknesses, discussed below, that will constitute changes in our internal control over financial reporting in that period that materially affect our internal control over financial reporting. In addition, we are in the process of finalizing a plan and timetable for the implementation of additional remediation measures, also discussed below, to further address these weakness, which will constitute additional changes in our internal control over financial reporting that we anticipate will materially affect our internal control over financial reporting when implemented. We intend to implement these additional remediation measures as soon as practicable following finalization of our plan.

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

From a control environment and tone at the top perspective, during the second quarter of 2008, prior to the filing of this report, we have taken the following remedial steps: (i) our Board of Directors sought and obtained the resignation of our former Chief Executive Officer, Bill Joll, from all positions with us and our subsidiaries, including as an officer, employee and director, on June 11, 2008 (he will remain with us as an advisor to the chief executive officer until September 30, 2008 to effect a smooth transition of customer relationships and business development opportunities); (ii) also on June 10, 2008, our Board of Directors elected Matthew Frost, our EVP, Legal and Business Affairs, as Interim Chief Executive Officer and Chief Operating Officer; and (iii) we have segregated the duties of our accounting personnel from our non-accounting personnel other than those whose involvement in accounting-related matters is specifically authorized. At the time of the filing of this report, we anticipate that we will implement the following additional remediation measures with respect to this material weakness as soon as reasonably practicable: (i) establishing an independent third party ethics hotline so that employees can anonymously report violations of our Code of Ethics and other employee concerns, and educating employees about the hotline process; and (ii) revising our Code of Ethics to emphasize the importance of adherence to our policies and procedures relating to accounting and financial reporting and internal control of financial reporting and the availability of the ethics hotline for the reporting of violations of our Code of Ethics and other employee concerns.

The remedial steps we have taken during the second quarter of 2008 to address the material weakness in our revenue recognition procedures, specifically our procedures for assessing whether the collectibility of revenue is reasonably assured prior to recognition, are as follows: (i) we have revised the process that we and our operating subsidiary will follow in assessing whether the collectibilty of revenue is reasonably assured, as well as in determining that the other requirements for recognizing revenue have been met, so that this assessment occurs at the outset of the arrangement and is thereafter reviewed and confirmed in connection with our period end closing and financial statement preparation process; (ii) we have revised, formalized and expanded the documentation of the procedures we and our operating subsidiary will follow with respect to assessing reasonable assuredness of collectibility, as well as determining that the other requirements for recognizing revenue have been met; including, specifically, enhancing and documenting our policy with respect to the types of information that can be used in establishing creditworthiness; and (iii) we have added a position to our accounting staff and will fill this position as soon as possible. We also terminated the firm with which the sales agent who provided us falsified documents was affiliated. In addition, in the first quarter of 2008, we added a certified public accountant to our accounting and financial reporting staff. The addition of trained staff will both provide additional assistance in the accounting department and should allow other members of the accounting staff to devote additional time to responsibilities connected with financial reporting.

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

At the time of the filing of this report, we anticipate that we will implement the following additional remediation measures as soon as reasonably practicable: (i) continued improvement to the documentation of the procedures we and our operating subsidiary will follow with respect to determining that the requirements for recognizing revenue have been met; (ii) Company-wide training (led by our Chief Financial Officer, with the assistance of our consultant on Sarbanes-Oxley compliance, our legal personnel and other accounting and financial reporting staff, as appropriate) to enhance awareness and understanding of standards and principles for accounting and financial reporting and internal control of financial reporting; and (iii) improve the processes and procedures around the completion and review of quarterly management representation letters. The training we plan to implement will deal specifically with revenue recognition requirements and requirements related to accounts receivable and allowance for doubtful accounts and will include appropriate programs for senior management to emphasize the importance of accounting and financial reporting integrity. This training will address all of the material weaknesses we have identified.

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

On2’s current arbitration claim alleges that, despite its obligations under the license agreements, Beijing E-World has:

•	failed to pay On2 the quarterly payments of $1,232,000, which On2 believes are currently due and owing; and

•	failed to use best reasonable efforts to have On2’s video codec ported to a chip.

•	On2 has requested that the arbitrator award it approximately $5,690,000 in damages under the contract and grant it further relief as may be just and equitable.

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