Form 10-Q/A
period 2008-03-31
ON2 TECHNOLOGIES, INC.
filed 2008-07-03
CIK 1045280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1
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

We are filing this Form 10-Q/A (the “Amended Filing”) to amend our Form 10-Q for the quarter ended March 31, 2008, originally filed with the Securities and Exchange Commission on June 27, 2008 (the “Original Filing”), to correct typographical errors in (i) our Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2008 and (ii) our working capital at December 31, 2007 in the Liquidity and Capital Resources section of our Managements Discussion and Analysis of Financial Conditions and Results of Operations. The following line items in the Unaudited Condensed Consolidated Statements of Operations have been changed:

•	Income (loss) from operations; and

•	Net loss attributable to common stockholders.

No other changes to the Form 10-Q are included in this Amendment. As part of the Amended Filing, Exhibits 31.1, 31.2, 32.1 and 32.2 containing the certifications of our Interim Chief Executive Officer and Chief Financial Officer that were filed as exhibits to the Original Filing have been re-executed and re-filed as of the date of this Amended Filing.

The Original Filing was delayed due to the independent review conducted by the Audit Committee of our Board of Directors concerning certain contracts with customers and the recognition of revenue that we had previously recognized as revenue in our quarterly filings for the quarters ended June 30, 2007 and September 30, 2007. The Audit Committee’s review commenced after the Audit Committee was informed by our management that certain documentation provided to us relating to two sales accounts for which revenue had been recognized in the third quarter of 2007 had been falsified. Management made this discovery during the preparation of our 2007 annual financial statements. The Audit Committee concluded, with respect to four accounts, including the two sales accounts previously mentioned, that we incorrectly recognized revenue of $185,000 for the second quarter of 2007 and $589,000 for third quarter of 2007. In addition, during the preparation of our 2007 annual financial statements and prior to discovery of the falsified documentation mentioned above, management determined that revenue of $42,000 had been incorrectly recognized in the third quarter of 2007. The revenue that was incorrectly recognized during these periods will be recognized on a cash basis when and if collected. As of the filing date of this report, only a portion of the amounts owed in connection with one of these accounts has been collected. When the Company filed its Current Report Form 8-K on May 27, 2008, we had preliminarily determined to establish a bad debt reserve of $383,000 in the fourth quarter of 2007 for certain sales to a fifth account.  Upon further examination of the facts and circumstances involved in sales to this account, we confirmed that sales had occurred to this account, that a reserve for $383,000 was required, but that the reserve should have been established in the third quarter, rather than the fourth quarter, of 2007.  To establish that reserve we recorded a general charge to general and administrative expense of $383,000 which increased our net loss for the third quarter of 2007 by that amount (in addition to the $631,000 of revenue that was reversed in the period).  The establishment of the reserve also resulted in a reduction in accounts receivable, net of allowance for doubtful accounts on our balance sheet at September 30, 2007, by the same amount.

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

As a result of the determination to restate the Company’s financial statements and in connection with the preparation of its Annual Report on Form 10-K for the year ended December 31, 2007, management identified three material weaknesses in our internal control over financial reporting and reported those to our Audit Committee. Management identified a material weakness in the design and operation of our procedures for recognizing revenue, specifically with respect to our procedures for the consideration of assessing whether the collectibility is reasonably assured. This material weakness resulted in the incorrect recognition of revenue in our financial statements for the second and third quarters of 2007. In addition, management has identified a material weakness in our control environment, specifically relating to our tone at the top. This material weakness was evidenced by the control tone and control consciousness of our former Chief Executive Officer and resulted in the override and the possibility of override of controls or interference with our policies, procedures and internal control over financial reporting. Management also identified a material weakness in the design and operation of our procedures for determining the accuracy and completeness of our estimate of allowance for doubtful accounts. This material weakness resulted in a misstatement of accounts receivable, net of allowance for doubtful accounts on our balance sheet at the end of the third quarter of 2007 and an understatement of our general and administrative expenses for the period. Prior to the filing of this report, we have taken certain steps to remediate these material weaknesses and are in the process of finalizing a plan and timetable for the implementation of additional remediation measures to further address these material weaknesses. These material weaknesses and the remediation are further described below in Item 4 of this Form 10-Q/A.

Table of Contents

Page
PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Condensed Consolidated Balance Sheets at March 31, 2008 (unaudited) and December 31, 2007	5
Unaudited Condensed Consolidated Statements of Operations,
Three Months Ended March 31, 2008 and 2007	6
Unaudited Condensed Consolidated Statements of Comprehensive Loss,
Three Months Ended March 31, 2008 and 2007	7
Unaudited Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2008 and 2007	8
Notes to Unaudited Condensed Consolidated Financial Statements	10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	29

Item 4. Controls and Procedures	29

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	33

Item 6. Exhibits and Reports on Form 8-K	34

Signatures	35

Certifications

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

See accompanying notes to unaudited condensed consolidated financial statements

ON2 TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2008	2007

Revenue	$4,452,000	$2,815,000

Operating expenses:
Cost of revenue (1)	1,430,000	423,000
Research and development (2)	2,808,000	493,000
Sales and marketing (2)	1,889,000	596,000
General and administrative (2)	2,479,000	959,000
Equity-based compensation:
Research and development	119,000	1,000
Sales and marketing	38,000	27,000
General and administrative	213,000	120,000

Total operating expenses	8,976,000	2,619,000

Income (loss) from operations	(4,524,000)	196,000

Interest and other expense, net	(130,000)	(913,000)

Loss before provision for income taxes	(4,654,000)	(717,000)

Provision for income taxes	85,000	(4,000)

Net loss	$(4,739,000)	$(721,000)

Convertible preferred stock 8% dividend	-	54,000

Net loss attributable to common stockholders	$(4,739,000)	$(775,000)

Basic and diluted net loss attributable to common stockholders per common share	$(0.03)	$(0.01)

Weighted average basic and diluted common shares outstanding	170,487,000	103,599,000

(1)	Includes equity-based compensation of $83,000 and $1,000 for the three months ended March 31, 2008 and 2007, respectively.
(2)	Excludes equity-based compensation, which is presented separately.

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

Liquidity and Capital Resources

At March 31, 2008, we had cash and cash equivalents and short-term investments of $12,814,000 as compared to $15,094,000 at December 31, 2007. At March 31, 2008 the Company had working capital of $9,518,000 as compared with $13,246,000 at December 31, 2007.

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

The Company believes that existing funds are sufficient to fund its operations through March 31, 2009. The Company plans to increase cash flows from operations principally from increases in revenue generated from its compression technology products and services. The Company may also pursue additional financings. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors That May Affect Future Operating Results” in the Company’s 10-K for the year ended December 31, 2007, filed with the SEC on June 27, 2008

We have experienced significant operating losses and negative operating cash flows to date. Our management's plan to increase our cash flows from operations relies significantly on increases in revenue generated from our technology services and products. However, there are no assurances that we will be successful in effecting such increases. The market for distribution of broadband technology services is highly competitive. Additionally, our capital requirements depend on numerous factors, including market acceptance of our technology and services, research and development costs and the resources we spend on marketing and selling our products and services. Additionally, we continue to evaluate investments in complementary businesses, products and services, some of which may be significant.

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

On2 Technologies, Inc.
July 3, 2008	(Registrant) /s/ Anthony Principe
(Date)	(Signature) Anthony Principe Senior Vice President and Chief Financial Officer (Principal Financial Officer)