Form 10-Q
period 2008-06-30
ON2 TECHNOLOGIES, INC.
filed 2008-08-14
CIK 1045280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008.

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

The number of shares of the Registrant’s Common Stock, par value $0.01 (“Common Stock”), outstanding, as of August 1, 2008, were 170,990,000.

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ON2 TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,998,000	$9,573,000
Short-term investments	131,000	5,521,000
Accounts receivable, net	4,079,000	7,513,000
Prepaid and other current assets	1,502,000	1,492,000
Total current assets	13,710,000	24,099,000
Property and equipment, net	1,176,000	751,000
Acquired software, net	9,847,000	10,333,000
Other acquired intangibles, net	7,249,000	7,144,000
Goodwill	39,695,000	37,023,000
Other assets	170,000	175,000
Total assets	$71,847,000	$79,525,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,552,000	$1,433,000
Accrued expenses	4,420,000	4,820,000
Deferred revenue	3,723,000	1,887,000
Short-term borrowings	-	2,198,000
Current portion of long-term debt	526,000	491,000
Capital lease obligations	182,000	24,000
Total current liabilities	10,403,000	10,853,000
Long-term debt	3,171,000	3,082,000
Capital lease obligations, excluding current portion	225,000	18,000
Total liabilities	13,799,000	13,953,000
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 authorized and -0- outstanding	-	-
Common stock, $0.01 par value; 250,000,000 shares authorized; 170,958,000 and 170,475,000 shares issued and issuable, and outstanding at June 30, 2008 and December 31, 2007, respectively	1,710,000	1,705,000
Additional paid-in capital	195,415,000	194,453,000
Accumulated other comprehensive income	4,329,000	906,000
Accumulated deficit	(143,406,000)	(131,492,000)
Total stockholders’ equity	58,048,000	65,572,000
Total liabilities and stockholders’ equity	$71,847,000	$79,525,000

See accompanying notes to unaudited condensed consolidated financial statements.

ON2 TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Revenue	$3,265,000	$2,369,000	$7,717,000	$5,184,000

Operating expenses:
Costs of revenue (1)	1,194,000	389,000	2,624,000	812,000
Research and development (2)	3,009,000	562,000	5,817,000	1,055,000
Sales and marketing (2)	1,875,000	614,000	3,764,000	1,210,000
General and administrative (2)	3,926,000	983,000	6,694,000	1,946,000
Equity-based compensation:
Research and development	105,000	19,000	224,000	20,000
Sales and marketing	74,000	27,000	112,000	54,000
General and administrative	258,000	108,000	471,000	228,000

Total operating expenses	10,441,000	2,702,000	19,706,000	5,325,000

Loss from operations	(7,176,000)	(333,000)	(11,989,000)	(141,000)

Other income (expense), net:
Interest income (expense), net	(14,000)	81,000	61,000	111,000
Other income (expense), net	15,000	(2,753,000)	14,000	(3,696,000)
Total other income (expense)	1,000	(2,672,000)	75,000	(3,585,000)

Net loss	(7,175,000)	(3,005,000)	(11,914,000)	(3,726,000)

Convertible preferred stock 8% dividend expense	-	(18,000)	-	(71,000)

Net loss attributable to common stockholders	$(7,175,000)	$(3,023,000)	$(11,914,000)	$(3,797,000)

Basic and diluted net loss attributable to common stockholders per common share	$(0.04)	$(0.03)	$(0.07)	$(0.04)

Weighted average basic and diluted common shares outstanding	170,971,000	111,752,000	170,729,000	107,698,000

(1)
Includes equity-based compensation of $79,000 and $162,000 for the three and six months ended June 30, 2008. Includes equity-based compensation of $14,000 and $15,000 for the three and six months ended June 30, 2007.

(2)	Excludes equity-based compensation, which is presented separately.

See accompanying notes to unaudited condensed consolidated financial statements.

ON2 TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net loss	$(7,175,000)	$(3,005,000)	$(11,914,000)	$(3,726,000)

Other comprehensive loss:

Foreign currency translation adjustments	(57,000)	(3,000)	3,423,000	(5,000)

Comprehensive loss	$(7,232,000)	$(3,008,000)	$(8,491,000)	$(3,731,000)

See accompanying notes to unaudited condensed consolidated financial statements.

ON2 TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:

Net loss	$(11,914,000)	$(3,726,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Equity-based compensation	969,000	317,000
Charge recognized for warrant amendment	-	86,000
Depreciation and amortization	1,843,000	182,000
Insurance expense financed with term-loan	-	7,000
Realized loss on marketable securities	-	27,000
Change in fair value of warrant derivative liability	-	3,582,000
Changes in operating assets and liabilities:
Accounts receivable	3,885,000	(792,000)
Prepaid expenses and other assets	74,000	101,000
Accounts payable, and accrued expenses	(679,000)	608,000
Deferred revenue	1,745,000	(25,000)

Net cash (used in) provided by operating activities	(4,077,000)	367,000

Cash flows from investing activities:

Purchases of short-term investments	(17,684,000)	(96,000)
Proceeds from the sale of short-term investments	23,074,000	127,000
Deferred acquisition costs	-	(1,107,000)
Purchases of property and equipment	(204,000)	(154,000)

Net cash provided by (used in) investing activities	5,186,000	(1,230,000)

Cash flows from financing activities:

Principal payments on capital lease obligations	(95,000)	(15,000)
Principal payments on short-term borrowings	(2,281,000)	-
Principal payments on term-loans	(183,000)	(33,000)
Purchase of treasury stock	(52,000)	(472,000)
Proceeds from exercise of common stock options and warrants	49,000	6,796,000

Net cash (used in) provided by financing activities	(2,562,000)	6,276,000

Effect of exchange rate on cash and cash equivalents	(122,000)	(5,000)

Net (decrease) increase in cash and cash equivalents	(1,575,000)	5,408,000

Cash and cash equivalents, beginning of period	9,573,000	4,961,000
Cash and cash equivalents, end of period	$7,998,000	$10,369,000

See accompanying notes to unaudited condensed consolidated financial statements.

ON2 TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Supplemental disclosure of cash flow information and non-cash investing and financing activities:

	Six Months Ended June 30,
	2008	2007

Cash paid during the period for:
Interest	$76,000	$3,000
Conversion of preferred stock into shares of common stock	-	$2,425,000
Stock dividend on Series D Preferred Stock	-	$16,000
Common stock issued for dividends on Series D Preferred Stock	-	$81,000
Write off of warrant derivative liability	-	$5,911,000
Prepaid insurance financed with term-loan	-	$143,000
Acquisition of fixed assets under capital lease	$461,000	$6,000
Deferred financing costs charged to paid-in-capital on exercise of warrants	-	$106,000
Cashless exercises of stock options and warrants	-	$959,000
Retirement of treasury stock	$52,000	$1,431,000

See accompanying notes to unaudited condensed consolidated financial statements.

ON2 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Nature of Operations and Liquidity

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

The Company has experienced significant operating losses and negative operating cash flows to date. At June 30, 2008, the Company had working capital of $3,307,000. For the six months ended June 30, 2008, the Company incurred a net loss of $11,914,000 which included non-cash charges of $2,812,000. Cash used from operating activities was $4,077,000 for the six months ended June 30, 2008.

The Company’s plan to increase cash flows from operations relies significantly on increases in revenue generated from our compression and video codec technology services and products. Additionally, in order to reduce operating costs, management has begun the implementation of a Company-wide cost savings plan. Given our cash and short-term investments of $8,129,000 at June 30, 2008, and the Company’s forecasted cash requirements, the Company’s management anticipates that the Company’s existing capital resources will be sufficient to satisfy our cash flow requirements through June 30, 2009. Should sales be less than forecasted and expenses higher than anticipated, the Company may need to seek other sources of funds through the issuance of equity financing, or implement further reductions of operating expenses, in order for the Company to generate positive cash flows to sustain the operations of the Company.

(2) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The interim condensed consolidated financial statements are unaudited. However, in the opinion of management, such condensed consolidated financial statements contain all adjustments (consisting of normally recurring accruals) necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. The condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures included herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company's Form 10-K Annual Report for the fiscal year ended December 31, 2007, filed with the SEC on June 27, 2008.

Reclassifications

We have reclassified certain prior period amounts to conform with the current period presentation.

(3) Acquisitions

On November 1, 2007, the Company completed the acquisition of all of the share capital of Hantro Products Oy (“Hantro”), a Finnish corporation. The Hantro acquisition was structured as a share exchange transaction. In accordance with the exchange agreement that governed the exchange transaction, on November 1, 2007, Hantro’s security holders each transferred to On2 all of the outstanding capital shares, and all outstanding options to purchase capital shares, that together constituted all of the equity ownership of Hantro, in exchange for cash, shares and a commitment to issue additional shares in an amount to be determined in accordance with a formula for calculating contingent consideration.

Pro Forma Financial Information

The unaudited information in the table below summarizes the combined results of operations of On2 Technologies, Inc. and Hantro, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each of the periods presented. The pro forma financial information for all periods presented includes the business combination accounting effect of historical Hantro revenues and amortization charges from acquired intangible assets.

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007

Total revenues	$5,478,000	$10,089,000
Net loss	(3,738,000)	(6,636,000)
Net loss per share – basic and diluted	(.02)	(.05)

(4) Recently Issued Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (FASB) has issued Statements of Financial Accounting Standards (SFAS) 162, The Hierarchy of Generally Accepted Accounting Principles. Statement 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. SFAS 162 is effective 60 days following the SEC's approval of the PCAOB amendments to AU Section 411. The Company is currently evaluating the impact of adopting SFAS 162 on its financial position, and results of operations.

On March 19, 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133. SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. Specifically, SFAS 161 requires:

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

SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged.

The Company is currently evaluating the impact of adopting SFAS No. 161 on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51. SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this Statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the non-controlling interest is to be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this Statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption of SFAS 160 is prohibited. Although the Company will continue to evaluate the application of SFAS 160, management does not currently believe adoption will have a material impact on the Company’s consolidated results of operations or financial position.

(5) Stock-Based Compensation

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

The following table summarizes the activity of the Company’s stock options for the six months ended June 30, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Number of shares under option:

Outstanding at January 1, 2008	7,956,000	$1.03
Granted	408,000	0.90
Exercised	(71,000)	0.70
Cancelled or expired	(61,000)	1.85
Outstanding at June 30, 2008	8,232,000	$1.02	5.96	$156,000

Vested and expected to vest at June 30, 2008	8,186,000	$1.02	5.97	$156,000
Exercisable at June 30, 2008	5,279,000	$1.01	5.20	$156,000

The aggregate intrinsic value of options exercised was $18,000 for the six months ended June 30, 2008.

Stock based compensation expense recognized in the Unaudited Condensed Consolidated Statement of Operations was $516,000 and $969,000 for the three and six months ended June 30, 2008, respectively. Stock based compensation expense recognized in the Unaudited Condensed Consolidated Statement of Operations was $168,000 and $317,000 for the three and six months ended June 30, 2007, respectively.

The following summarizes the activity of the Company’s non-vested stock options for the six months ended June 30, 2008:

	Shares	Weighted Average Grant Date Fair Value

Non-vested at January 1, 2008	3,108,000	$0.58
Granted	408,000	0.48
Cancelled or expired	(39,000)	0.79
Vested during the period	(524,000)	0.73

Non-vested at June 30, 2008	2,953,000	$0.53

As of June 30, 2008, there was $1,172,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under existing stock option plans. This cost is expected to be recognized over a weighted-average period of 1.30 years. The total grant date fair value of shares vested during the six-months ended June 30, 2008 was $383,000.

The Company uses the Black-Scholes option-pricing model to determine the weighted average fair value of options. The fair value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table:

Three Months Ended June 30, 2007

Weighted average fair value at date of grant for options granted during the period	$3.16

Expected stock price volatility	93%
Expected life of options	5 years
Risk free interest rates	4.97%
Expected dividend yield	0%

There were no options granted during the three months ended June 30, 2008. The following table compares characteristics of the Company’s stock options granted during the six months ended June 30, 2008 and June 30, 2007:

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007

Weighted average fair value at date of grant for options granted during the period	$0.48	$1.71

Expected stock price volatility	80%	99%
Expected life of options	3 years	5 years
Risk free interest rates	2.27%	4.82%
Expected dividend yield	0%	0%

The following summarizes the activity of the Company’s non-vested restricted common stock for the six months ended June 30, 2008:

	Shares	Weighted Average Grant Date Fair Value

Non-vested at January 1, 2008	1,053,000	$2.04
Granted	539,000	0.88
Cancelled or expired	(18,000)	3.54
Vested during the period	(315,000)	2.32

Non-vested at June 30, 2008	1,259,000	$1.46

During the six months ended June 30, 2008 the Company granted 454,000 shares of restricted common stock to its Board of Directors which vest in April 2009, and 85,000 shares of restricted common stock to its employees which vest in March 2011. As of June 30, 2008, the Company recognized $97,000 in compensation expense related to these grants and there was $1,397,000 of unrecognized compensation cost which will be recognized through the second quarter of 2011.

(6) Cash and cash equivalents and short-term investments

As of June 30, 2008, the Company held $131,000 in short-term securities, all of which are in a certificate of deposit in a United States bank.

(7) Intangible Assets and Goodwill

The assets recognized with respect to acquired software, trademarks, customer relationships and non-compete agreements are being amortized over their estimated lives. Amortization expense related to these intangible assets was $757,000 and $1,562,000 for the three and six months ended June 30, 2008, respectively, and $ 62,000 and $ 123,000 for the three and six months ended June 30, 2007, respectively.
The intangible assets and goodwill, decreased by $59,000 and increased by $3,853,000 for the three and six months ended June 30, 2008, respectively, for the effects of the foreign currency translation adjustment. There were no other additions of intangible assets during the six months ended June 30, 2008.

Based on the current amount of intangibles subject to amortization, the estimated future amortization expense related to our intangible assets at June 30, 2008 is as follows:

Future
For the Year Ending June 30,	Amortization
2009	$3,212,000
2010	3,007,000
2011	3,007,000
2012	3,007,000
2013	1,517,000
Thereafter	3,346,000
Total	$17,096,000

(8) Short-Term Borrowings

At June 30, 2008, short-term borrowings consisted of the following:

A line of credit with a Finnish bank for $711,000 (€450,000 at June 30, 2008). The line of credit has no expiration date. Borrowings under the line of credit bear interest at one month EURIBOR plus 1.25% (total of 5.722% at June 30, 2008). The bank also requires a commission payable at .45% of the loan principal. Borrowings are collateralized by substantially all assets of Hantro and a guarantee by On2. The outstanding balance on the line of credit was $-0- at June 30, 2008.

(9) Long-Term Debt

At June 30, 2008, long-term debt consisted of the following:

Unsecured notes payable to a Finnish funding agency of $3,122,000, including interest at 1.75%, due at dates ranging from January 2009 to December 2011; $338,000 to a Finnish bank, including interest at the 3-month EURIBOR (4.94% at June 30, 2008) plus 1.1%, due March 2011, secured by a guarantee by On2, and the Finnish Government Organization, which also requires additional interest at 2.65% of the loan principal; and an unsecured note payable to a Finnish financing company of $237,000, including interest at the 6 month EURIBOR (5.088% at June 30, 2008) plus .5%, due March 2011.

Future maturities of long-term debt are as follows as of June 30, 2008:

For the Year Ending June 30,
2009	$526,000
2010	1,302,000
2011	1,110,000
2012	759,000

Total	$3,697,000

(10) Common Stock

During the six months ended June 30, 2008, the Company received $49,000 in proceeds and issued 71,000 shares of its common stock for stock option exercises. The Company cancelled 64,000 shares of restricted common stock grants from 2007 as a result of terminated employees and cancelled 53,000 shares of common stock resulting from the retirement of Treasury Stock, as outlined in Note 11 below.

(11) Treasury Stock

In April 2007 the Company’s Board of Directors authorized that all the shares recorded as treasury stock be cancelled and that all subsequent shares received from cashless exercises be cancelled immediately after receipt. During the six months ended June 30, 2008, the Company allowed its employees to relinquish shares from the vesting of a portion of restricted stock grants for payment of taxes. The Company received a total of 53,000 shares at a value of $52,000 for payment of taxes.

(12) Geographical Reporting and Customer Concentration

The components of the Company’s revenue for the three and six months ended June 30, 2008 and 2007 are summarized as follows:

	For the three months ended June 30
	2008	2007
License software revenue	$2,087,000	$1,733,000
Engineering services and support	482,000	228,000
Royalties	677,000	385,000
Other	19,000	23,000

Total	$3,265,000	$2,369,000

	For the six months ended June 30
	2008	2007
License software revenue	$5,002,000	$3,915,000
Engineering services and support	1,062,000	463,000
Royalties	1,615,000	768,000
Other	38,000	38,000

Total	$7,717,000	$5,184,000

For the three and six months ended June 30, 2008 foreign customers accounted for approximately 62% and 46%, respectively of the Company’s total revenue. For the three and six months ended June 30, 2007 foreign customers accounted for approximately 45% and 47%, respectively of the Company’s total revenue. These customers are primarily located in Europe and Middle East, and Asia.

Selected information by geographic location is a follows:

	For the three months ended June 30
	2008	2007
Revenue from unaffiliated customers:

United States Operations	$1,952,000	$2,369,000
Finland Operations	1,313,000	-

Total	$3,265,000	$2,369,000

Net loss:
United States Operations	$(4,069,000)	$(3,005,000)
Finland Operations	(3,106,000)	-

Total	$(7,175,000)	$(3,005,000)

	For the six months ended June 30
	2008	2007
Revenue from unaffiliated customers:

United States Operations	$4,857,000	$5,184,000
Finland Operations	2,860,000	-

Total	$7,717,000	$5,184,000

Net loss:
United States Operations	$(5,018,000)	$(3,726,000)
Finland Operations	(6,896,000)	-

Total	$(11,914,000)	$(3,726,000)

	June 30,	December 31,
	2008	2007
Identifiable assets:
United States Operations	$15,248,000	$17,631,000
Finland Operations	56,599,000	$61,894,000
Total	$71,847,000	$79,525,000

For the three and six months ended June 30, 2008, there was one customer that accounted for 23% and 10%, respectively of the Company’s revenue. For the three and six months ended June 30, 2007, there were no customers that accounted for 10% or more of the Company’s revenue.

(13) Net Loss Per Share

Basic net loss per share is computed by dividing the net loss applicable to common shares by the weighted average number of common shares outstanding during the period.  Diluted loss attributable to common shares adjusts basic loss per share for the effects of convertible securities, warrants, stock options and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive.  The shares issuable upon the conversion of preferred stock, the exercise of stock options and warrants are excluded from the calculation of net loss per share as their effect would be anti-dilutive.

Securities that could potentially dilute earnings per share in the future that were not included in the computation of diluted loss per share consist of the following as of June 30:

	2008	2007
Series D redeemable convertible preferred stock	-	973,000
Warrants to purchase common stock	123,000	1,919,000
Options to purchase common stock	1,649,000	4,830,000

Total	1,772,000	7,722,000

(14) Subsequent Events

On November 1, 2007, the Company completed the acquisition of all of the share capital of Hantro. The Hantro acquisition was structured as a share exchange transaction. The exchange agreement also required On2 to issue additional shares of common stock, depending on Hantro’s net revenue in 2007. Hantro’s 2007 net revenue exceeded €9,000,000, and accordingly, the Company became obligated to issue to the former security holders of Hantro an additional 12,500,000 shares of On2 common stock (the maximum number of shares issuable as contingent payment). Certain of the former Hantro security holders requested that the Company defer the issuance of a total of 1,399,560 of these shares until later in 2008. On July 8, 2008, the Company issued 11,100,440 of the shares due to the former Hantro security holders, and agreed to issue the remaining 1,399,560 shares when so instructed. Additionally, on July 8, 2008, the Company issued 32,000 shares of restricted stock to certain members of the Board of Directors.

(15) Related Party Transactions

During the six months ended June 30, 2008 and 2007, the Company retained McGuireWoods LLP to perform certain legal services on our behalf and incurred approximately $148,000 and $169,000 for the three and six months ended June 30, 2008, respectively, and $271,000 and $537,000 for the three and six months ended June 30, 2007, respectively, for such legal services. William A. Newman, a director of our Company, was a partner of McGuireWoods LLP until May 2008. Subsequent to May 2008, Mr. Newman became a partner at Sullivan & Worcester LLP and we incurred $27,000 in legal service fees to Sullivan & Worcester LLP for the six months ended June 30, 2008.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This document contains forward-looking statements concerning our expectations, plans, objectives, future financial performance and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In most cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “would,” “can”, “could,” “should,” “expect,” “foresee,” “plan,” “anticipate,” “assume,” “believe,” “estimate,” “predict,” “potential,” “objective,” “forecast,” “goal” or “continue,” the negative of such terms, their cognates, or other comparable terminology. Forward-looking statements include statements with respect to:

•	future revenues, income taxes, net loss per share, acquisition costs and related amortization, and other measures of results of operations;

•	the effects of acquiring Hantro;

•	difficulties in controlling expenses, legal compliance matters or internal control over financial reporting review, improvement and remediation;

•	risks associated with the ineffectiveness of the Company’s internal control over financial reporting and our ability to remediate material weaknesses;

•	the financial performance and growth of our business, including future international growth;

•	our financial position and the availability of resources;

•	future competition; and

•	the degree of seasonality in our revenue.

These statements are only predictions, and actual events or results may differ materially. The forward-looking statements are based on management’s beliefs and assumption using information available at the time. We cannot guarantee future results, levels of activity, performance or achievements. Factors that may cause actual results to differ are often presented with the forward-looking statements themselves. Additionally, other risks that may cause actual results to differ from predicted results are set forth, and in “Risk Factors That May Affect Future Operating Results" in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

Many of the forward-looking statements are subject to additional risks related to our need to either secure additional financing or to increase revenues to support our operations or business or technological factors. We believe that between the funds we have on hand and the funds we expect to generate, we have sufficient funds to finance our operations for the next 12 months. However, additional funds may be required in order to pursue strategic opportunities or for capital expenditures. In addition, there is no assurance that additional funds will not be required to support our operations. In this regard, the business and operations of the Company are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements contained in this Form 10-Q. In evaluating our business, you should give careful consideration to the information set forth below under the caption “Risk Factors That May Affect Future Operating Results" in the Company's Annual Report on Form 10-K for the year ended December 31, 2007 in addition to the other information set forth herein.

We undertake no duty to update any of the forward-looking statements, whether as a result of new information, future events or otherwise. In light of the foregoing, readers are cautioned not to place undue reliance on the forward-looking statements contained in this report.

Costs Associated with Restatement of Financial Statements

Since December 31, 2007, we have incurred legal and accounting and other costs related to the Audit Committee review and restatement of our financial statements for the second and third quarters of 2007. These restatements are set forth in Amendment No. 1 to our Quarterly Report on Form 10-Q, filed on June 27, 2008 and Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2007, both filed on June 27, 2008, and are also described in our Annual Report on Form 10-K for the year ended December 31, 2007, filed on June 28, 2008. In connection with this, we incurred costs of approximately $2,186,000, as of June 30, 2008, of which we expensed approximately $373,000 in the first quarter of 2008 and an additional $1,813,000 in the second quarter of 2008.  We expensed these costs in the period in which the legal, accounting and other services are provided and we recorded these costs as general and administrative expenses. These costs will have a material adverse effect on our net loss for the period in which they are expensed and on our liquidity for the period in which they are paid. The Company believes it continues to have sufficient cash and other resources available to meet working capital and other needs that might arise over the next twelve months.

Acquisition of Hantro Products Oy

On May 21, 2007, we entered into an exchange agreement with Nexit Ventures Oy, as the authorized representative of the holders of all outstanding equity securities (including outstanding share options) of Hantro to acquire all outstanding equity securities of Hantro in exchange for cash and common stock. We completed the acquisition on November 1, 2007 for a total purchase price of $49,501,000. Under the terms of the exchange agreement, On2 paid $6,608,102 in cash and issued 25,438,817 shares of the Company's common stock, par value $.01 per share, directly to the Hantro security holders, of which two million On2 shares are being held in escrow until the anniversary of the Hantro closing to secure the indemnification obligations of the shareholders of Hantro. At that time, Hantro and its subsidiary became wholly-owned subsidiaries of the Company.

The exchange agreement also required On2 to issue additional shares of common stock, depending on Hantro’s net revenue in 2007. Hantro’s 2007 net revenue exceeded €9,000,000, and accordingly, the Company became obligated to issue to the former security holders of Hantro an additional 12,500,000 shares of On2 common stock (the maximum number of shares issuable as contingent payment). Certain of the former Hantro security holders requested that the Company defer the issuance of a total of 1,399,560 of these shares until later in 2008. On July 8, 2008, the Company issued 11,100,440 of the shares due to the former Hantro security holders, and agreed to issue the remaining 1,399,560 shares when so instructed.

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

Since 2004, we have licensed our video compression technology to Macromedia, Inc. (now Adobe Systems Incorporated) for use in the Flash multimedia player. In anticipation of Adobe using our codec in the Flash platform, we launched our business of developing and marketing video encoding software for the Flash platform. While our primary focus remains the development of video compression technology, our Flash encoding business is a significant part of our business.

We offer the following suite of products and services that incorporate our proprietary compression technology:

•	Video codecs;

•	Audio codecs; and

•	Encoding and server software, for use with video delivery platforms.

We also offer the following suite of hardware and software products that incorporate our mobile video technology:

•	TrueMotion VP6 and VP7 software video codec designs;

•	MPEG-4, H.263, H.264 / AVC and VC-1 hardware and software video codec designs;

•	Hardware and software JPEG codecs supporting up to 16MP;

•	AMR-NB and Enhanced aacPlus audio codecs;

•	Pre- and post-processing technologies (such as cropping, rotation, scaling) implemented in both software and hardware;

•	File format and streaming components; and

•	Recorder and player application logic.

In addition, we offer the following services in connection with both our proprietary video compression technology and our mobile video technology:

•	Customized engineering and consulting services; and

•	Technical support.

Most of our customers are hardware and software developers who use our products and services chiefly to provide the following video-related products and services to end users:

TYPE OF CUSTOMER APPLICATION		EXAMPLES
Video and Audio Distribution over Proprietary Networks	•	Providing video-on-demand services to residents in multi-dwelling units (MDUs)
	•	Video surveillance

Video and Audio Distribution over IP-based	•	Video-on-demand
Networks (Internet)	•	Teleconferencing services
	•	Video instant messaging
	•	Video for Voice-over-IP (VOIP) services

Consumer Electronic Devices	•	Digital video players
	•	Digital video recorders
	•	Mobile TV
	•	Video Camera Recorder
	•	Mobile Video Player

Wireless Applications	•	Delivery of video via satellite
	•	Providing video to web-enabled cell phones and PDAs

User-Generated Content (UGC) Sites	•	Providing encoding software for use on UGC site operators’ servers
	•	Providing encoding software for users who are creating UGC
	•	Providing transcoding software to allow UGC site operators to convert video from one format to another

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

•
Using the success of current customer implementations of our TrueMotion technology (e.g., Adobe Flash 8, Skype) and other high-profile customers (e.g., Sun Microsystems) to increase our brand recognition, promote new business and encourage proliferation across platforms;

•	Updating and enhancing our existing consumer products, such as the Flix line and embedded technologies;

•	Employing flexible licensing strategies to offer customers more attractive business terms than those available for competing technologies;

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

One of the most significant recent trends in our business is our increasing reliance on the success of the product deployments of our customers. As referenced above, our license agreements with customers increasingly provide for the payment of license fees that are dependent on the number of units of a customer’s product incorporating our software that are sold or the amount of revenue generated by a customer from the sale of products or services that incorporate our software. We have chosen this royalty-dependent licensing model because, as a company of 114 employees competing in a market that offers a vast range of video-enabled devices, we do not have the product development or marketing resources to develop and market end-to-end video solutions. Instead, our codec software is primarily intended to be used as a building block for companies that are developing end-to-end video products and/or services.

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

We are continuing to participate in the trend towards the proliferation of user generated video content on the web. As Internet use has grown worldwide and Internet connection speeds have increased, sites such as MySpace and YouTube, which allow visitors to create and view user generated content, have sprung up and seen their popularity soar. Although initially consumer generated content consisted primarily of text content and still photographs, the availability of relatively inexpensive digital video cameras and video-enabled mobile phones, the growth in the number of users with access to broadband Internet connections, and improvements in video compression technology have contributed to a rapid rise in consumer-created video content. Weblogs (blogs) and podcasts (broadcasts of audio content to iPod® and MP3 devices) have evolved to include video content. The continued proliferation of UGC video on the Internet and the popularity of Adobe® Flash® video on the web have had a positive effect on our business and have given us the opportunity to license Flash encoding tools for use in video blogs, video podcasts, and to UGC sites or to individual users of those services.

We have recently experienced an increased interest by UGC site operators and device manufacturers to allow users to access UGC content by means of mobile handsets, set-top boxes, and other devices. Many of the UGC sites use Flash 8 VP6 video, and while Flash 8 video is available on a vast number of PCs, it has only recently become available on chip-based devices, such as mobile devices and set top boxes. We are therefore witnessing demand on two fronts: (1) demand to integrate Flash 8 video onto non-PC platforms, and (2) until most devices can play Flash 8 content, demand to provide transcoding software that allows Flash 8 content to be decoded and re-encoded into a format (such as the 3GPP standard) that is supported on devices. We are actively working to provide solutions for both of these demands and plan to continue to respond as necessary to the evolution and migration of Flash video.

H.264 continues to rise as a competitor in the video compression field. H.264 is a standards-based codec that is the successor to MPEG-4. We believe that our technology is superior to H.264, and that we can offer significantly more flexibility in licensing terms than customers get when licensing H.264. H.264 has nevertheless gained significant adoption by potential customers because, as a standards-based codec, it has the advantage of having numerous developers who are programming to the H.264 standard and developing products based on that standard. In addition, a number of manufacturers of multimedia processors have done the work necessary to have H.264 operate on their chips, which makes H.264 attractive to potential customers who would like to enable video on devices. For example, Apple Inc. uses H.264 in its QuickTime player and has thus chosen H.264 for the current generation of video iPods. Finally, there is already a significant amount of professional content that has been encoded in H.264. These advantages may make H.264 attractive to potential customers and allow them to implement a solution based on H.264 with less initial development time and expense than a solution using On2 TrueMotion video might require. In addition, there are certain customers that prefer to license standards-based codecs. In August 2007, our customer Adobe announced that the latest version of the Flash video player would support H.264. We continue to believe that VP6 will be an important part of the Flash video ecosystem for three reasons: (1) Adobe has in the past provided backwards compatibility with all generations of Flash video codecs; (2) VP6 has certain performance advantages over H.264 (e.g., HD VP6 content may be played back on a lower-powered processor than HD H.264 content); and (3) there is a vast amount of existing VP6 content that consumers want on portable and mobile devices.

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

A continuing trend in our business is the growing presence of Microsoft, Inc. as a significant competitor in the market for digital media creation and distribution technology. In 2007, Microsoft released Silverlight, a rich Internet application that allows users to integrate multimedia features, such as vector graphics, audio and video, into web applications. Silverlight may compete directly with Flash. If Silverlight gains market share at the expense of Flash, it could have a negative impact on our Flix business. In addition, Microsoft VC1 format also competes in the marketplace with H.264 and our VPx technologies. We believe that our VPx technologies have the same advantages over VC1 as they do over H.264. Microsoft’s practices have caused, and may continue to cause, pricing pressure on our revenue generating products and services and may affect usage of our competing products and formats. Microsoft’s marketing and licensing model has in some cases led to, and could continue to lead to, longer sales cycles, decreased sales, loss of existing and potential customers and reduced market share. In addition, we believe that Microsoft has used and may continue to use its financial resources and its competitive position in the computer industry to secure preferential or exclusive distribution, use and bundling contracts for its media delivery technologies, and products with third parties, such as ISPs, content delivery networks, content providers, entertainment and media companies, VARs and OEMs, including third parties with whom we have relationships.

The Microsoft DRM (digital rights management) product, which prevents unauthorized copying and re-distribution of proprietary content, is widely accepted among movie studios and others in the content industry. Unfortunately, Microsoft’s DRM does not integrate well with non-Microsoft video and audio software, such as ours. We believe that the latest generation of codec technology, which includes VP7, is superior to Microsoft’s video compression software. We also believe that companies could become more comfortable with using DRM technology produced by companies other than Microsoft.

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

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements that have been prepared under accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates. The unaudited condensed consolidated financial statements and the related notes thereto should be read in conjunction with the discussion of our critical accounting policies and our annual report for the fiscal year ended December 31, 2007 on Form 10K, filed with the Securities and Exchange Commission on June 27, 2008. Our critical accounting policies and estimates are:

•	Revenue recognition;
•	Accounts receivable allowance;
•	Acquisitions;
•	Equity-based compensation; and
•	Valuation of goodwill and intangible assets, including impairment, and other long-lived assets.

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

We recognize revenue in accordance with SOP 97-2, Software Revenue Recognition (SOP 97-2), as amended by SOP 98-4, Deferral of the Effective Date of SOP 97-2, Software Revenue Recognition,” SOP 98-9, “Modification of SOP 97-2 with Respect to Certain Transactions (SOP 98-9) and Staff Accounting Bulletin No. 104 (SAB 104). Under each arrangement, revenues are recognized when a non-cancelable agreement has been signed and the customer acknowledges an unconditional obligation to pay, the products or applications have been delivered, there are no uncertainties surrounding customer acceptance, the fees are fixed and determinable, and collectibility is probable. Revenues recognized from multiple-element software arrangements are allocated to each element of the arrangement based on the fair values of the elements, such as product licenses, post-contract customer support, or training. The determination of the fair value is based on the vendor specific objective evidence available to us. If such evidence of the fair value of each element of the arrangement does not exist, we defer all revenue from the arrangement until such time that evidence of the fair value does exist or until all elements of the arrangement are delivered.

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

When engineering and consulting services are sold together with a software license, the arrangement typically requires customization and integration of the software into a third party hardware platform. In these arrangements, we require the customer to pay a fixed fee for the engineering and consulting services and a licensing fee in the form of a per-unit royalty. We account for engineering and consulting arrangements in accordance with SOP 81-1, Accounting for Performance of Construction Type and Certain Production Type Contracts, (SOP 81-1). When reliable estimates are available for the costs and efforts necessary to complete the engineering or consulting services and those services do not include contractual milestones or other acceptance criteria, we recognize revenue under the percentage of completion contract method based upon input measures, such as hours. When such estimates are not available, we defer all revenue recognition until we have completed the contract and have no further obligations to the customer.

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

Long-lived assets and identifiable intangibles with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. As of June 30, 2008, we believe that no such impairment has occurred.

Results of Operations

Revenue

Revenue for the three months ended June 30, 2008 was $3,265,000, as compared to $2,369,000 for the three months ended June 30, 2007. Revenue for the six months ended June 30, 2008 was $7,717,000, as compared to $5,184,000 for the six months ended June 30, 2007. Revenue for the three and six months ended June 30, 2008 and 2007 was derived primarily from the sale of software licenses and RTL licenses and engineering and consulting services. The increase in revenue for both the three and six months ended June 30, 2008 is primarily attributed to the revenue contribution of $1,313,000 and $2,860,000, respectively, from our subsidiary, On2 Finland (formerly Hantro), acquired in November 2007.

Costs of Revenue

Costs of revenue includes personnel and related overhead expenses, royalties paid for software that is incorporated into the Company’s software, consulting compensation costs, operating lease costs and depreciation and amortization costs. Costs of revenue for the three months ended June 30, 2008 was $1,194,000 as compared to $389,000 for the three months ended June 30, 2007. Costs of revenues for the six months ended June 30, 2008 was $2,624,000 as compared to $812,000 for the six months ended June 30, 2007. The increase of $1,812,000 for the six months ended June 30, 2008, as compared to the six months ended June 30, 2007 is primarily attributable to an increase in production and engineering costs associated with On2 Finland of $1,921,000 of which $1,253,000 is amortization of the Hantro purchased technology, an increase in equity based compensation of $147,000, offset by a decrease in production and engineering costs for the US operations of $256,000 due to less hours allocated by our engineering staff.

Operating expenses

The Company's operating expenses consist of research and development, sales and marketing and general and administrative expenses and equity-based compensation. Operating expenses for the three months ended June 30, 2008 were $10,441,000 as compared to $2,702,000 for the three months ended June 30, 2007. Operating expenses were $19,706,000 for the six months ended June 30, 2008 as compared to $5,325,000 for the six months ended June 30, 2007.

Research and Development

Research and development expenses, excluding equity-based compensation, primarily consist of personnel and related overhead expenses and consulting compensation costs associated with the development and production of our products and services, operating lease costs and depreciation costs. Research and development expenses for the three months ended June 30, 2008 were $3,009,000 as compared to $562,000 for the three months ended June 30, 2007. The increase of $2,447,000 for the three months ended June 30, 2008 is primarily the result of an increase of $2,134,000 in research and development costs incurred by our Finnish subsidiary that utilizes a greater portion of their engineers in research and development activities and a $313,000 increase in research and development costs incurred by our US operations, that is a result of increases in personnel and related costs and an increase in the amount of hours that our engineering staff worked on development projects. Research and development expenses for the six months ended June 30, 2008 were $5,817,000 as compared to $1,055,000 for the six months ended June 30, 2007. The increase of $4,762,000 for the six months ended June 30, 2008 is primarily a result of an increase of $4,030,000 in research and development costs incurred by our Finnish subsidiary that utilizes a greater portion of their engineers in research and development activities and a $732,000 increase in research and development costs incurred by our US operations.

Sales and Marketing

Sales and marketing expenses, excluding equity-based compensation, consist primarily of salaries and related costs, commissions, business development costs, tradeshow costs, marketing and promotional costs incurred to create brand awareness and public relations expenses. Sales and marketing expenses for the three months ended June 30, 2008 were $1,875,000 as compared to $614,000 for the three months ended June 30, 2007. The increase of $1,261,000 for the three months ended June 30, 2008 is primarily a result of an increase of $807,000 in sales and marketing personnel and related costs attributable to our Finnish subsidiary and a $454,000 increase in sales and marketing costs incurred by US operations that is a result of increases in personnel and travel related expenses for marketing. Sales and marketing expenses for the six months ended June 30, 2008 were $3,764,000 as compared to $1,210,000 for the six months ended June 30, 2007. The increase of $2,554,000 for the six months ended June 30, 2008 is primarily a result of an increase of $2,185,000 in sales and marketing personnel and related costs attributable to our Finnish subsidiary and a $369,000 increase in sales and marketing costs incurred by US operations that is a result of increases in personnel and related costs.

General and Administrative

General and administrative expenses, excluding equity-based compensation, consist primarily of salaries and related costs for general corporate functions including finance, human resources, management information systems, legal and facilities, outside legal and other professional fees and insurance. General and administrative expenses for the three months ended June 30, 2008 were $3,926,000, as compared to $983,000 for the three months ended June 30, 2007. The increase of $2,943,000 for the three months ended June 30, 2008 is primarily due to an increase in legal and accounting fees of $1,813,000 related to the Audit Committee’s review of certain 2007 sales contracts in connection with the restatement and $670,000 in related costs attributable to our Finnish subsidiary, and an increase in consulting fees related to the implementation of Sarbanes Oxley Section 404 and other consulting and professional services. General and administrative expenses for the six months ended June 30, 2008 were $6,694,000, as compared to $1,946,000 for the six months ended June 30, 2007. The $4,748,000 increase for the six months ended June 30, 2008 is primarily due to an increase in legal and accounting fees of $2,349,000 of which $2,186,000 is related to the Audit Committee’s review of certain 2007 sales contracts in connection with the restatement, a $541,000 increase in professional fees related to the implementation of Sarbanes Oxley Section 404 and other consulting and professional services, a $187,000 increase in personnel and related expenses, and an increase of $1,531,000 in related costs attributable to our Finnish subsidiary.

Equity-Based Compensation

Equity based compensation, which is presented separately, was $516,000 and $969,000 for the three and six months ended June 30, 2008, respectively. Equity-based compensation of $79,000 and $162,000 is included in cost of revenue for the three and six months ended June 30, 2008, respectively. Equity based compensation was $154,000 and $302,000 for the three and six months ended June 30, 2007, respectively. Equity-based compensation of $14,000 and $15,000 is included in cost of revenue for the three and six months ended June 30, 2007, respectively. The increase is primarily due to the amortization of options granted in association with the acquisition of our Finnish subsidiary on November 1, 2007.

Other income (expense), net

Interest income (expense), net primarily consists of interest incurred for capital lease obligations and long-term debt, offset by interest earned on the Company’s invested cash balances. Interest income (expense), net was $(14,000) and $61,000 for the three and six months ended June 30, 2008, respectively, as compared to $81,000 and $111,000 for the three and six months ended June 30, 2007, respectively.

Other income (expense), net primarily consists of the change in the fair value of the warrant derivative liability and realized losses on marketable securities. The decrease in expense of $3,710,000 for the six months ended June 30, 2008 is primarily a result of the elimination of the derivative liability in the second quarter of 2007 which accounted for $3,582,000, the elimination of a one time fee for a warrant amendment which accounted for $86,000 and the sale of marketable securities at a loss which accounted for $27,000. The warrant derivative liability was recorded in connection with the August 2006 sale of common stock and warrants to a group of investors led by Midsummer Capital.

Other comprehensive income (loss)

Other comprehensive income (loss) consists of the foreign currency translation adjustment. The foreign currency translation adjustment for the three and six months ended June 30, 2008 was $(57,000) and $3,423,000, respectively.

Liquidity and Capital Resources

At June 30, 2008, we had cash and cash equivalents and short-term investments of $8,129,000 as compared to $15,094,000 at December 31, 2007. At June 30, 2008, the Company had working capital of $3,307,000, as compared to $13,246,000 at December 31, 2007.

Net cash (used in) provided by operating activities was $(4,077,000) and $367,000 for the six months ended June 30, 2008 and 2007, respectively. The decrease in net cash used in operating activities is primarily related to a net loss of $11,914,000 and a decrease in accounts payable and accrued expenses of $679,000, partially offset by a decrease in accounts receivable of $3,885,000, an increase in deferred revenue of $1,745,000, an increase in depreciation and amortization of $1,843,000 and an increase in equity-based compensation of $969,000.

Net cash provided by (used in) investing activities was $5,186,000 and $(1,230,000) for the six months ended June 30, 2008 and 2007, respectively. The increase in net cash used in investing activities for the six months ended June 30, 2007 is primarily a result of the sale of short-term investments and a decrease in deferred acquisition costs associated with the then-pending Hantro acquisition, offset by increases in the purchase of short-term investments and property and equipment.

Net cash (used in) provided by financing activities was $(2,562,000) and $6,276,000 for the six months ended June 30, 2008 and 2007, respectively. The decrease is primarily attributable to a decrease in proceeds received from the exercise of common stock options and warrants and an increase in payments on short-term and long-term debt.

We currently have material commitments for the next 12 months under our operating lease arrangements and borrowings. These arrangements consist primarily of lease arrangements for our office space in Clifton Park and Tarrytown, New York, Cambridge UK, and Oulu and Espoo, Finland. The aggregate required payments for the next 12 months under these arrangements are $831,000. Notwithstanding the above, our most significant non-contractual operating costs for the next 12 months are compensation and benefit costs, insurance costs and general overhead costs such as telephone and utilities.

At June 30, 2008, short-term borrowings consisted of the following:

A line of credit with a Finnish bank for $711,000 (€450,000 at June 30, 2008). The line of credit has no expiration date. Borrowings under the line of credit bear interest at one month EURIBOR plus 1.25% (total of 5.722% at June 30, 2008). The bank also requires a commission payable at .45% of the loan principal. Borrowings are collateralized by substantially all assets of Hantro and a guarantee by On2. The outstanding balance on the line of credit was $-0- at June 30, 2008.

At June 30, 2008, long-term debt consisted of the following:

Unsecured notes payable to a Finnish funding agency of $3,122,000, including interest at 1.75%, due at dates ranging from January 2009 to December 2011; $338,000 to a Finnish bank, including interest at the 3-month EURIBOR (4.94% at June 30, 2008) plus 1.1%, due March 2011, secured by a guarantee by On2, and the Finnish Government Organization, which also requires additional interest at 2.65% of the loan principal; and an unsecured note payable to a Finnish financing company of $237,000, including interest at the 6 month EURIBOR (5.088% at June 30, 2008) plus .5%, due March 2011.

The Company believes that existing funds are sufficient to fund its operations through June 30, 2009. The Company plans to increase cash flows from operations principally from increases in revenue generated from its compression technology services and products. The Company may also pursue additional financings. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors That May Affect Future Operating Results” in the Company’s 10-K for the year ended December 31, 2007.

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

Impact of Recently-Issued Accounting Pronouncements

In May 2008 the FASB has issued SFAS Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles. Statement 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. SFAS 162 is effective 60 days following the SEC's approval of the PCAOB amendments to AU Section 411. The Company is currently evaluating the impact of adopting SFAS 162 on its financial reporting.

On March 19, 2008, the FASB issued SFAS Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133. SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Specifically, SFAS 161 requires:

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

SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged.

The Company is currently evaluating the impact of adopting SFAS 161 on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51. SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this Statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this Statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption of SFAS 160 is prohibited. Although the Company will continue to evaluate the application of SFAS 160, management does not currently believe adoption will have a material impact on the Company’s results of operations or financial position.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company does not currently have any material exposure to interest rate risk, commodity price risk or other relevant market rate or price risks. However, the Company does have exposure to foreign currency rate fluctuations arising from maintaining offices in the U.K. and Finland for its wholly-owned subsidiaries which transacts business in the local functional currency. The U.K. based subsidiary does not conduct any sales and all its costs are funded in United States dollars. The Finnish subsidiary conducts sales in both Euros and US dollars and pays its employees and other material obligations in Euros, and therefore can be substantially impacted by currency translation gains and losses. To date, the Company has not entered into any derivative financial instrument to manage foreign currency risk and is not currently evaluating the future use of any such financial instruments.

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

In connection with the restatement of the Company’s condensed consolidated financial statements for the second and third quarters of 2007, as described more fully under the caption “Explanatory Note” in On2’s Annual Report on Form 10-K for the year ended December 31, 2007, management identified three material weaknesses in our internal control over financial reporting and reported those to our Audit Committee. The Public Company Accounting Oversight Board’s Auditing Standard No. 5 defines a material weakness as a deficiency, or combination of deficiencies, that result in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based on the identification of the material weaknesses in internal control over financial reporting described below, our Interim Chief Executive Officer and our Chief Financial Officer have concluded that, as the Audit Committee determined and reported to management on May 6, 2008, upon completion of the internal review described herein, our disclosure controls and procedures were not effective because of the following material weaknesses in our internal control over financial reporting that existed as of that date:

•
Revenue recognition procedures – Our controls were not adequate to ensure that revenue was properly recognized when it was earned. Pursuant to American Institute of Certified Public Accountants’ Statement of Position (SOP) 97-2, Software Revenue Recognition (“SOP 97-2”) and Staff Accounting Bulletin No. 104 (“SAB 104”) one element of revenue recognition is consideration of whether the collectibility of sales revenue is probable (i.e., whether the purchaser is creditworthy with respect to that transaction). We did not maintain effective procedures for the consideration of the probability that revenue is collectible. This control deficiency resulted in our incorrect recognition of revenue in our financial statements for the second and third quarters of 2007.

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

•
Allowance for Doubtful Account Procedures – Effective controls were not designed and in place to ensure that an appropriate analysis of receivables from customers was conducted, reviewed, approved and documented in order to identify and estimate required allowance for doubtful accounts in accordance with generally accepted accounting principles. This material weakness resulted in a misstatement of accounts receivable, net of allowance for doubtful accounts on our condensed consolidated balance sheet at the end of the third quarter of 2007 and an understatement of our general and administrative expenses for the period.

(b)  Changes in Internal Controls:

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, in connection with the restatement of the Company’s condensed consolidated financial statements for the second and third quarters of 2007, as described more fully under the caption “Explanatory Note” in On2’s Annual Report on Form 10-K for the year ended December 31, 2007, management determined that the material weaknesses described above existed as of June 30, 2008 (pending the implementation of remediation initiatives commenced during the second quarter of 2008). As a result, during the period ended June 30, 2008, we have taken certain steps to remediate these material weaknesses, discussed below, that will constitute changes in our internal control over financial reporting in that period that materially affect our internal control over financial reporting. In addition, we are in the process of finalizing a plan and timetable for the implementation of additional remediation measures, also discussed below, to further address these weakness, which will constitute additional changes in our internal control over financial reporting that we anticipate will materially affect our internal control over financial reporting when implemented. Since identifying the material weaknesses, we have implemented remediation measures and intend to implement these additional remediation measures as soon as practicable following finalization of our plan

Remediation Initiatives

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

From a control environment and tone at the top perspective, during the second quarter of 2008, we have taken the following remedial steps: (i) our Board of Directors sought and on June 11, 2008, obtained the resignation of our former Chief Executive Officer, Bill Joll, from all positions with us and our subsidiaries, including as an officer, employee and director, (he will remain with us as an advisor to the chief executive officer until September 30, 2008 to effect a smooth transition of customer relationships and business development opportunities); (ii) on June 10, 2008, our Board of Directors elected Matthew Frost, our EVP, Legal and Business Affairs, as Interim Chief Executive Officer and Chief Operating Officer; and (iii) we have segregated the duties of our accounting personnel from our non-accounting personnel other than those whose involvement in accounting-related matters is specifically authorized. At the time of the filing of this report, we anticipate that we will implement the following additional remediation measures with respect to this material weakness as soon as reasonably practicable: (i) establishing an independent third party ethics hotline so that employees can anonymously report violations of our Code of Ethics and other employee concerns, and educating employees about the hotline process; and (ii) revising our Code of Ethics to emphasize the importance of adherence to our policies and procedures relating to accounting and financial reporting and internal control of financial reporting and the availability of the ethics hotline for the reporting of violations of our Code of Ethics and other employee concerns.

The remedial steps we have taken during the second quarter of 2008 to address the material weakness in our revenue recognition procedures, specifically our procedures for assessing whether the collectibility of revenue is probable prior to recognition, are as follows: (i) we have revised the process that we and our operating subsidiary will follow in assessing whether the collectibilty of revenue is probable, as well as in determining that the other requirements for recognizing revenue have been met, so that this assessment occurs at the outset of the arrangement and is thereafter reviewed and confirmed in connection with our period end closing and financial statement preparation process; (ii) we have revised, formalized and expanded the documentation of the procedures we and our operating subsidiary will follow with respect to assessing probability of collectibility, as well as determining that the other requirements for recognizing revenue have been met; including, specifically, enhancing and documenting our policy with respect to the types of information that can be used in establishing creditworthiness; and (iii) we have added a position to our accounting staff and will fill this position as soon as possible. We also terminated the firm with which the sales agent who provided us falsified documents was affiliated. In addition, in the first quarter of 2008, we added a certified public accountant to our accounting and financial reporting staff. The addition of trained staff will both provide additional assistance in the accounting department and should allow other members of the accounting staff to devote additional time to responsibilities connected with financial reporting.

With respect to addressing the material weakness in the design and operation of our procedures for estimating our allowance for doubtful accounts, we have enhanced, formalized and documented our procedures for analyzing our accounts receivable from customers so that we can appropriately estimate the collectibility of receivables at the end of a period based on aging categories and information related to collection efforts and formalized and documented timely review of that information, and sign off on the recommended allowance for doubtful accounts, by senior management.

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

The Audit Committee has directed management to develop a detailed plan and timetable for the implementation of the foregoing remedial measures (to the extent not already completed). The Audit Committee has approved our initial remediation efforts and will monitor the implementation. In addition, under the direction of the Audit Committee, management will continue to review and make necessary changes to the overall design of our internal control environment, as well as policies and procedures to improve the overall effectiveness of internal control over financial reporting. Our plan to remediate the material weaknesses in our internal control over financial reporting will be finalized and implemented as soon as reasonably practicable. We will continue to use external consultants to review our procedures and assist us in testing the effectiveness in our procedures on an on-going basis.

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

- Beijing E-World pay to On2 certain minimum quarterly payments; and

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

Although over three years have passed since the arbitrator issued his March 2005 ruling, the parties have nevertheless not completed the required porting of On2’s software to two commercially available DSPs.

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

Beijing E-World has appeared in the arbitration, although it has not yet filed any responses to On2’s filings in the proceeding. Following Beijing E-World’s appearance, it entered into an agreement with On2 pursuant to which Beijing E-World agreed by November 30, 2006 to pay On2 an amount in settlement equal to approximately 25% of the remaining unpaid portion of the license fees set forth in the license agreements. Upon payment of the settlement payment, the parties will terminate the arbitration, the license agreements will terminate, and On2 will release Beijing E-World from all liability arising from the matters underlying the arbitration. As of the date of filing of this report, Beijing E-World has not paid the amount agreed for settlement. Accordingly, our arbitration claim is still pending. We are unaware of any material developments with respect to Beijing E-World’s actions in arbitration to defend itself in response to our claims or with respect to settlement.

Item 6. Exhibits.

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

On2 Technologies, Inc.
August 14, 2008	(Registrant) /s/ MATTHEW FROST
(Date)	(Signature) Matthew Frost Interim Chief Executive Officer

On2 Technologies, Inc.
August 14, 2008	(Registrant) /s/ ANTHONY PRINCIPE
(Date)	(Signature) Anthony Principe Senior Vice President and Chief Financial Officer (Principal Financial Officer)