Form 10-Q
period 2008-09-30
ON2 TECHNOLOGIES, INC.
filed 2008-11-07
CIK 1045280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008.

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from ____ to ____.

Commission file number 1-15117.

On2 Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	84-1280679
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Corporate Drive, Suite 100, Clifton Park, New York	12065
(Address of principal executive offices)	(Zip Code)

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

The number of shares of the Registrant’s Common Stock, par value $0.01 (“Common Stock”), outstanding, as of November 7, 2008, were 171,924,000

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ON2 TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,491,000	$9,573,000
Short-term investments	132,000	5,521,000
Accounts receivable, net of allowance for doubtful accounts of $535,000 at September 30, 2008 and $519,000 at December 31, 2007	3,997,000	7,513,000
Prepaid and other current assets	1,757,000	1,492,000
Total current assets	10,377,000	24,099,000
Property and equipment, net	1,509,000	751,000
Acquired software, net	2,459,000	10,333,000
Other acquired intangibles, net	6,445,000	7,144,000
Goodwill	15,987,000	37,023,000
Other assets	430,000	175,000
Total assets	$37,207,000	$79,525,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$309,000	$1,433,000
Accrued expenses	4,813,000	4,820,000
Deferred revenue	3,324,000	1,887,000
Short-term borrowings	109,000	2,198,000
Current portion of long-term debt	481,000	491,000
Capital lease obligation	262,000	24,000
Total current liabilities	9,298,000	10,853,000
Long-term debt	2,542,000	3,082,000
Capital lease obligation, excluding current portion	485,000	18,000
Total liabilities	12,325,000	13,953,000
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 authorized and -0- outstanding	-	-
Common stock, $0.01 par value; 250,000,000 shares authorized; 171,924,000 and 170,475,000 shares issued and issuable, and outstanding at September 30, 2008 and December 31, 2007, respectively	1,719,000	1,705,000
Additional paid-in capital	195,851,000	194,453,000
Accumulated other comprehensive income (loss)	(167,000)	906,000
Accumulated deficit	(172,521,000)	(131,492,000)
Total stockholders’ equity	24,882,000	65,572,000
Total liabilities and stockholders’ equity	$37,207,000	$79,525,000
See accompanying notes to unaudited condensed consolidated financial statements

ON2 TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Revenue	$4,971,000	$1,935,000	$12,688,000	$7,119,000

Operating expenses:
Costs of revenue (1)	940,000	603,000	3,564,000	1,415,000
Research and development (2)	2,848,000	445,000	8,665,000	1,500,000
Sales and marketing (2)	2,018,000	676,000	5,782,000	1,886,000
General and administrative (2)	1,946,000	1,532,000	8,640,000	3,478,000
Asset impairments	26,245,000	-	26,245,000	-
Equity-based compensation:
Research and development	101,000	46,000	325,000	66,000
Sales and marketing	35,000	34,000	147,000	88,000
General and administrative	257,000	102,000	728,000	330,000

Total operating expenses	34,390,000	3,438,000	54,096,000	8,763,000

Loss from operations	(29,419,000)	(1,503,000)	(41,408,000)	(1,644,000)

Other income (expense), net
Interest income (expense), net	(27,000)	118,000	34,000	229,000
Other income (expense), net	331,000	3,000	345,000	(3,693,000)
Total other income (expense)	304,000	121,000	379,000	(3,464,000)

Net loss	$(29,115,000)	$(1,382,000)	$(41,029,000)	$(5,108,000)

Convertible preferred stock 8% dividend	-	7,000	-	78,000

Net loss attributable to common stockholders	$(29,115,000)	$(1,389,000)	$(41,029,000)	$(5,186,000)

Basic and diluted net loss attributable to common stockholders per common share	$(0.17)	$(0.01)	$(0.24)	$(0.05)

Weighted-average basic and diluted common shares outstanding	171,613,000	116,353,000	171,028,000	110,615,000

(1)  Includes equity-based compensation of $53,000 and $215,000 for the three and nine months ended September 30, 2008, respectively, and $48,000 and $63,000 for the three and nine months ended September 30, 2007, respectively.
(2) Excludes equity-based compensation, which is presented separately.

See accompanying notes to unaudited condensed consolidated financial statements

ON2 TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net loss	$(29,115,000)	$(1,382,000)	$(41,029,000)	$(5,108,000)

Other comprehensive income (loss):

Foreign currency translation	4,497,000	(1,000)	1,073,000	(6,000)

Comprehensive income (loss)	$24,618,000	$(1,383,000)	$(39,956,000)	$(5,114,000)

See accompanying notes to unaudited condensed consolidated financial statements

ON2 TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:

Net loss	$(41,029,000)	$(5,108,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Equity-based compensation	1,415,000	547,000
Other expense recognized for warrant amendment	-	86,000
Depreciation and amortization	2,630,000	275,000
Asset impairments	26,245,000	-
Insurance expenses financed with term loan	29,000	-
Loss on disposal of equipment	1,000	-
Write off of fixed assets	-	(21,000)
Loss on marketable securities	-	27,000
Change in fair value of warrant liability	-	3,582,000
Changes in operating assets and liabilities:
Accounts receivable	3,398,000	(242,000)
Prepaid expenses and other current assets	(173,000)	138,000
Other assets	(257,000)	20,000
Accounts payable and accrued expenses	(1,007,000)	969,000
Deferred revenue	1,460,000	84,000
Net cash (used in) provided by operating activities	(7,288,000)	357,000

Cash flows from investing activities:

Proceeds from the sale of short-term investments	23,074,000	223,000
Purchase of short-term investments	(17,685,000)	(96,000)
Deferred acquisition costs	-	(1,727,000)
Deferred financing costs	-	(62,000)
Purchases of property and equipment	(313,000)	(257,000)
Proceeds from disposal of equipment	1,000	-
Net cash provided by (used in) investing activities	5,077,000	(1,919,000)

Cash flows from financing activities:

Principal payments on capital lease obligations	(141,000)	(19,000)
Principal payments on short-term borrowings	(2,134,000)	(81,000)
Principal payments on long-term debt	(561,000)	-
Proceeds from the exercise of common stock options and warrants	50,000	6,813,000
Purchase of treasury stock	(52,000)	(472,000)
Net cash (used in) provided by financing activities	(2,838,000)	6,241,000
Effect of exchange rate changes on cash and cash equivalents	(33,000)	(6,000)
Net (decrease) increase in cash and cash equivalents	(5,082,000)	4,673,000
Cash and cash equivalents, beginning of period	9,573,000	4,961,000
Cash and cash equivalents, end of period	$4,491,000	$9,634,000

ON2 TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)

Supplemental disclosure of cash flow information and non-cash investing and financing activities:

	Nine Months Ended September 30,
	2008	2007
Cash paid during the period for:
Interest	$138,000	$6,000
Acquisition of fixed assets under capital leases	$846,000	$6,000
Insurance premium financed with a term-loan	$140,000	$143,000
Conversion of preferred stock into shares of common stock	-	$3,102,000
Common stock issued for accrued dividend on Series D Preferred Stock	-	$21,000
Common stock issued for dividends on Series D Preferred Stock	-	$93,000
Write off of warrant derivative liability	-	$5,911,000
Deferred financing costs charged to paid-in-capital on exercise of warrants	-	$106,000
Cashless exercise of options and warrants	-	$959,000
Retirement of treasury stock	$52,000	$1,431,000

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

The Company has experienced significant operating losses and negative operating cash flows to date. At September 30, 2008, the Company had working capital of $1,079,000. For the nine months ended September 30, 2008, the Company incurred a net loss of $41,029,000 which included non-cash charges of $30,290,000. Cash used from operating activities was $7,288,000 for the nine months ended September 30, 2008.

The Company’s plan to increase cash flows from operations relies significantly on increases in revenue generated from our compression and video codec technology services and products. Additionally, in order to reduce operating costs, management has begun the implementation of a Company-wide cost savings plan. Given our cash and short-term investments of $4,623,000 at September 30, 2008, and the Company’s forecasted cash requirements, the Company’s management anticipates that the Company’s existing capital resources will be sufficient to satisfy our cash flow requirements for the next 12 months. We have based our forecasts on assumptions we have made relating to, among other things, the market for our products and services, economic conditions and the availability of credit to us and our customers. If these assumptions are incorrect, or if our sales are less than forecasted and/or expenses higher than expected, we may not have sufficient resources to fund our operations for this entire period, however. In that event, the Company may need to seek other sources of funds by issuing equity or incurring debt, or may need to implement further reductions of operating expenses, or some combination of these measures, in order for the Company to generate positive cash flows to sustain the operations of the Company. However, because of the recent tightening in global credit markets, we may not be able to obtain financing on favorable terms, or at all.

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

(3) Acquisitions

On November 1, 2007, the Company completed the acquisition of all of the share capital of Hantro Products Oy (“Hantro”), a Finnish corporation. The Hantro acquisition was structured as a share exchange transaction. In accordance with the exchange agreement that governed the exchange transaction, on November 1, 2007, Hantro’s security holders each transferred to On2 all of the outstanding capital shares, and all outstanding options to purchase capital shares, that together constituted all of the equity ownership of Hantro, in exchange for cash, shares of On2’s common stock and a commitment to issue additional shares of On2’s common stock in an amount to be determined in accordance with a formula for calculating contingent consideration.

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

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Total revenues	$5,750,000	$15,625,000
Net loss	(1,430,000)	(7,008,000)
Net loss per share – basic and diluted	$(0.01)	$(0.05)

(4) Recently Issued Accounting Pronouncements

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. SFAS 162 is effective 60 days following the SEC's approval of the PCAOB amendments to AU Section 411. The Company is currently evaluating the impact of adopting SFAS 162 on its consolidated financial position and results of operations.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133. SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. Specifically, SFAS 161 requires:

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

SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged. The Company is currently evaluating the impact of adopting SFAS No. 161 on its consolidated financial position and results of operations.

(5) Stock-Based Compensation

The Company adopted the provision of SFAS No. 123R effective January 1, 2006, using the modified prospective transition method. Under this method, non-cash compensation expense is recognized under the fair value method for the portion of outstanding share based awards granted prior to the adoption of SFAS 123R for which service has not been rendered, and for any share based awards granted or modified after adoption. Accordingly, periods prior to adoption have not been restated. Prior to the adoption of SFAS 123R, the Company accounted for stock based compensation using the intrinsic value method. The Company recognizes share-based compensation cost associated with awards subject to graded vesting in accordance with the accelerated method specified in FASB Interpretation No. 28 pursuant to which each vesting tranche is treated as a separate award. The compensation cost associated with each vesting tranche is recognized as expense evenly over the vesting period of that tranche.

The following table summarizes the activity of the Company’s stock options for the nine months ended September 30, 2008:

	Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Life	Aggregate Intrinsic Value
Number of shares under option:

Outstanding at January 1, 2008	7,956,000	$1.03
Granted	5,463,000	0.44
Exercised	(71,000)	0.70
Canceled or expired	(279,000)	1.24
Outstanding at September 30, 2008	13,069,000	$0.78	7.31	$6,000

Vested and expected to vest at September 30, 2008	12,920,000	$0.78	7.29	$6,000
Exercisable at September 30, 2008	5,588,000	$1.00	5.07	$6,000

Stock-based compensation expense recognized in the condensed consolidated statement of operations was $446,000 and $1,415,000 for the three and nine months ended September 30, 2008, respectively, which included $924,000 of compensation expense from restricted stock grants. Stock-based compensation expense recognized in the condensed consolidated statement of operations was $230,000 and $547,000 for the three and nine months ended September 30, 2007, respectively, which included $176,000 of compensation expense from restricted stock grants.

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2008 was $18,000.

The following table summarizes the activity of the Company’s non-vested stock options for the nine months ended September 30, 2008:

	Shares	Weighted- average Grant Date Fair Value
Non-vested at January 1, 2008	3,108,000	$0.58
Granted	5,463,000	0.24
Cancelled or expired	(331,000)	0.56
Vested during the period	(759,000)	0.65
Non-vested at September 30, 2008	7,481,000	$0.32

As of September 30, 2008, there was $1,993,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under existing stock option plans. This cost is expected to be recognized over a weighted-average period of 1.68 years. The total grant date fair value of shares vested during the nine-months ended September 30, 2008 was $493,000.

The Company uses the Black-Scholes option-pricing model to determine the weighted-average fair value of options. The fair value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table:

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007
Weighted average fair value at date of grant for options granted during the period	$0.22	$0.84
Expected stock price volatility	83%	71%
Expected life of options	3 years	5 years
Risk free interest rates	2.41%	4.26%
Expected dividend yield	0%	0%

The following table compares characteristics of the Company’s stock options granted during the nine months ended September 30, 2008 and September 30, 2007:

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007

Weighted-average fair value at date of grant for options granted during the period	$0.24	$1 .31
Expected stock price volatility	83%	94%
Expected life of options	3 years	5 years
Risk free interest rates	2.40%	4.95%
Expected dividend yield	0%	0%

The following summarizes the activity of the Company’s non-vested restricted common stock for the nine months ended September 30, 2008:

	Shares	Weighted- average Grant Date Fair Value
Non-vested at January 1, 2008	1,053,000	$2.04
Granted	1,065,000	0.65
Cancelled or expired	(56,000)	2.46
Vested during the period	(292,000)	2.41
Non-vested at September 30, 2008	1,770,000	$1.14

During the nine months ended September 30, 2008, the Company granted 486,000 shares of restricted common stock to its Board of Directors which vest in April and July 2009, and 579,000 shares of restricted common stock to its employees which vest at various dates through March 2011. As of September 30, 2008, the Company recognized $208,000 in compensation expense related to these grants and there was $1,232,000 of unrecognized compensation cost which will be recognized through the second quarter of 2011.

(6) Cash and cash equivalents and short-term investments

As of September 30, 2008, the Company held $132,000 in short-term securities, all of which are in a certificate of deposit in a United States bank.

(7) Intangible Assets and Goodwill

In connection with the Company’s acquisition of Hantro on November 1, 2007 (as described in Note 3), the Company acquired intangible assets of $53,354,000 and included goodwill in the amount of $36,075,000.

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. Goodwill is required to be tested for impairment at the reporting unit level on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of such goodwill may be impaired. Application of the goodwill impairment test requires exercise of judgment, including the estimation of future cash flows, determination of appropriate discount rates and other important assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit.

During the quarter ended September 30, 2008, the global economy has dramatically weakened, which, along with other factors, has contributed to a continued underperformance of our Hantro business (now operated by our wholly-owned subsidiary, On2 Finland) and a decline in our overall market value.  Based on these circumstances, at September 30, 2008, the Company performed an impairment review of its goodwill and intangible assets related to its Hantro business.  The Company engaged an outside valuation specialist to perform the evaluation, utilizing management’s inputs and assumptions, by analyzing the expected future cash flows of the business.  Based on the results of the evaluation, the Company has determined that goodwill and other intangibles are impaired. Accordingly, the Company recorded an impairment charge during the quarter ended September 30, 2008, totaling $20,265,000 (goodwill) and $5,980,000 (intangible assets) to reduce their carrying value to an amount that is expected to be recoverable.  Should the global economy continue to weaken, additional impairment charges may be necessary.

The assets recognized with respect to acquired software, trademarks, customer relationships and non-compete agreements are being amortized over their estimated lives. Amortization expense related to these intangible assets was $778,000 and $2,340,000 for the three and nine months ended September 30, 2008, respectively, and $62,000 and $185,000 for the three and nine months ended September 30, 2007, respectively. The intangible assets and goodwill, decreased by $ 4,877,000 and by $1,024,000 for the three and nine months ended September 30, 2008, respectively, for the effects of the foreign currency translation adjustment. There were no other additions of intangible assets and goodwill during the nine months ended September 30, 2008.

Based on the current amount of intangibles subject to amortization, the estimated future amortization expense related to our intangible assets at September 30, 2008 is as follows:

For the Year Ending September 30,	Future Amortization
2009	$1,424,000
2010	1,280,000
2011	1,280,000
2012	1,280,000
2013	754,000
Thereafter	2,886,000
Total	$8,904,000

(8) Short-Term Borrowings

At September 30, 2008, short-term borrowings consisted of the following:

A line of credit with a Finnish bank for $650,000 (€450,000 at September 30, 2008). The line of credit has no expiration date. Borrowings under the line of credit bear interest at one month EURIBOR plus 1.25% (total of 5.523% at September 30, 2008). The bank also requires a commission payable at .45% of the loan principal. Borrowings are collateralized by substantially all assets of Hantro and a guarantee by On2. The outstanding balance on the line of credit was $-0- at September 30, 2008.

Term-loan

During July 2008, the Company renewed its Directors and Officers Liability Insurance and financed the premium with a $140,000, nine-month term-loan that carries an effective annual interest rate of 4.75%. The balance at September 30, 2008 was $109,000.

(9) Long-Term Debt

At September 30, 2008, long-term debt consisted of the following:

Unsecured notes payable to a Finnish funding agency of $2,584,000, including interest at 1.75%, due at dates ranging from January 2009 to December 2011; $258,000 to a Finnish bank, including interest at the 3-month EURIBOR plus 1.1% (total of 5.76% at September 30, 2008), due March 2011, secured by a guarantee by On2, and by the Finnish Government Organization, which also requires additional interest at 2.65% of the loan principal; and an unsecured note payable to a Finnish financing company of $181,000, including interest at the 6 month EURIBOR plus .5% (total of 5.465% at September 30, 2008), due March 2011.

Future maturities of long-term debt are as follows as of September 30, 2008:

For the Year Ending September 30,
2009	$481,000
2010	1,064,000
2011	783,000
2012	695,000

Total	$3,023,000

(10) Common Stock

During the nine months ended September 30, 2008, the Company received $49,000 in proceeds and issued 71,000 shares of its common stock for stock option exercises. The Company cancelled 102,000 shares of restricted common stock grants from 2007 as a result of terminated employees and cancelled 53,000 shares of common stock resulting from the retirement of Treasury Stock, as outlined in Note 11 below.

(11) Treasury Stock

In April 2007 the Company’s Board of Directors authorized that all the shares recorded as treasury stock be cancelled and that all subsequent shares received from cashless exercises be cancelled immediately after receipt. During the nine months ended September 30, 2008, the Company allowed its employees to relinquish shares from the vesting of a portion of restricted stock grants for payment of taxes. The Company received a total of 53,000 shares at a value of $52,000 for payment of taxes.

(12) Geographical Reporting and Customer Concentration

The components of the Company’s revenue for the three and nine months ended September 30, 2008 and 2007 are summarized as follows:

	For the three months ended September 30
	2008	2007
License software revenue	$3,415,000	$1,278,000
Engineering services and support	576,000	180,000
Royalties	961,000	458,000
Other	19,000	19,000
Total	$4,971,000	$1,935,000

	For the nine months ended September 30
	2008	2007
License software revenue	$8,417,000	$5,193,000
Engineering services and support	1,638,000	643,000
Royalties	2,576,000	1,226,000
Other	57,000	57,000
Total	$12,688,000	$7,119,000

For the three and nine months ended September 30, 2008, foreign customers accounted for approximately 60% and 52%, respectively of the Company’s total revenue. For the three and nine months ended September 30, 2007 foreign customers accounted for approximately 31% and 43%, respectively of the Company’s total revenue. These customers are primarily located in Asia, Europe and the Middle East.

Selected information by geographic location is as follows:

	For the three months ended September 30
	2008	2007
Revenue from unaffiliated customers:
United States Operations	$3,489,000	$1,935,000
Finland Operations	1,482,000	-
Total	$4,971,000	$1,935,000
Net income (loss):
United States Operations	$508,000	$(1,382,000)
Finland Operations	(29,623,000)	-
Total	$(29,115,000)	$(1,382,000)

	For the nine months ended September 30
	2008	2007
Revenue from unaffiliated customers:
United States Operations	$8,346,000	$7,119,000
Finland Operations	4,342,000	-
Total	$12,688,000	$7,119,000

Net loss:
United States Operations	$(4,510,000)	$(5,108,000)
Finland Operations	(36,519,000)	-
Total	$(41,029,000)	$(5,108,000)

	September 30,	December 31,
	2008	2007
Identifiable assets:
United States Operations	$15,600,000	$17,631,000
Finland Operations	21,607,000	61,894,000
Total	$37,207,000	$79,525,000

The Identifiable assets for the United States Operations include intangible assets, net of $387,000 at September 30, 2008 and $572,000 at December 30, 2007. The identifiable assets for the Finland operations include intangible assets, net of $24,504,000 at September 30, 2008 and $53,928,000 at December 30, 2007.

For the three months ended September 30, 2008, there was one customer that accounted for 11% of the Company’s revenue. For the nine months ended September 30, 2008, there were no customers that accounted for 10% or more of the Company's revenue. For the three and nine months ended September 30, 2007, there were no customers that accounted for 10% or more of the Company’s revenue.

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The company maintains all of its cash and cash equivalents in one financial institution. The Company performs periodic evaluations of the relative credit standing of the institution. The cash balances are insured by the FDIC, up to $250,000 per depositor. The company has cash balances in a money market fund and a checking account at September 30, 2008 that exceeds the limit in the amount of $3.9 million.

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

Securities that could potentially dilute earnings per share in the future, that had exercise prices below the market price at September 30, 2008 and 2007, were not included in the computation of diluted loss per share and consist of the following as of September 30:

	2008	2007
Warrants to purchase common stock	-	1,601,000
Options to purchase common stock	102,500	4,427,000

Total	102,500	6,028,000

(14) Related Party Transactions

During the nine months ended September 30, 2008 and 2007, the Company retained McGuireWoods LLP to perform certain legal services on behalf of the Company and incurred costs of approximately $59,000 and $228,000 for the three and nine months ended September 30, 2008, respectively, and $308,000 and $845,000 for the three and nine months ended September 30, 2007, respectively, for such legal services. William A. Newman, a director of the Company, was a partner of McGuireWoods LLP until May 2008. In May 2008, Mr. Newman became a partner at Sullivan & Worcester LLP and the company incurred $27,000 in legal service fees to Sullivan & Worcester LLP for the nine months ended September 30, 2008.

(15) Litigation

Islandia

On August 14, 2008, Islandia, L.P. filed a complaint against On2 in the Supreme Court of the State of New York, New York County. Islandia was an investor in the Company’s October 2004 issuance of Series D Convertible Preferred Stock pursuant to which On2 sold to Islandia 1,500 shares of Series D Convertible Preferred Stock, raising gross proceeds for the Company from Islandia of $1,500,000. Islandia’s Series D Convertible Preferred Stock was convertible into On2 common stock at an effective conversion price of $0.70 per share of common stock. Pursuant to this transaction, Islandia also received two warrants to purchase an aggregate of 1,122,754 shares of On2 common stock.

The complaint asserts that, at various times in 2007, On2 failed to make monthly redemptions of the Series D Preferred Stock in a timely manner and that On2 failed to deliver timely notice of its intention to make such redemptions using shares of On2’s common stock. The complaint also asserts that Islandia timely exercised its right to convert the Series D Preferred Stock into shares of On2 common stock and that On2 failed to credit to Islandia such allegedly converted shares. The complaint further asserts that On2 failed to pay to Islandia certain Series D dividends to which it was entitled. The complaint seeks a total of $4,645,193 in damages plus interest and reasonable attorneys’ fees.

On October 8, 2008, On2 filed an answer in which it denied the material assertions of the complaint and asserted various affirmative defenses, including that (i) On2 made the required Series D redemptions in full and on the dates agreed upon by the parties, (ii) On2 provided timely notice that it would pay redemptions in On2 common stock and that Islandia accepted all of the redemption payments on the dates made without protest, (iii) Islandia failed to timely assert its conversion rights under the terms of the Series D agreements and (iv) On2 duly paid the dividends owed to Islandia under the terms of the Agreement and Islandia accepted all dividend payments without protest.

On2 believes this lawsuit is without merit and intends to vigorously defend itself against Islandia’s complaint. As of September 30, 2008, the Company has not recorded any provision associated with this complaint.

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

Although a substantial amount of time has passed since the conclusion of the previous arbitration, the parties have nevertheless not completed the required porting of On2’s software to two commercially available DSPs.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This document contains forward-looking statements concerning our expectations, plans, objectives, future financial performance and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In most cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “would,” “can”, “could,” “should,” “expect,” “foresee,” “plan,” “anticipate,” “assume,” “believe,” “estimate,” “predict,” “potential,” “objective,” “forecast,” “goal” or “continue,” the negative of such terms, their cognates, or other comparable terminology. Forward-looking statements include statements with respect to:

•	future revenues, income taxes, net loss per share, acquisition costs and related amortization, and other measures of results of operations;

•	the effects of acquiring Hantro;

•	difficulties in controlling expenses, legal compliance matters or internal control over financial reporting review, improvement and remediation;

•	risks associated with the ineffectiveness of the Company’s internal control over financial reporting and our ability to remediate material weaknesses;

•	the financial performance and growth of our business, including future international growth;

•	our financial position and the availability of resources;

•	the availability of credit and future debt and/or equity investment capital;

•	future competition; and

•	the degree of seasonality in our revenue.

These forward-looking statements are only predictions, and actual events or results may differ materially. The statements are based on management’s beliefs and assumption using information available at the time the statements were made. We cannot guarantee future results, levels of activity, performance or achievements. Factors that may cause actual results to differ are often presented with the forward-looking statements themselves. Additionally, other risks that may cause actual results to differ from predicted results are set forth in “Risk Factors That May Affect Future Operating Results" in the Company's Annual Report on Form 10-K for the year ended December 31, 2007, as well as in Item 1A of Part II of this quarterly report on Form 10-Q.

Many of the forward-looking statements are subject to additional risks related to our need to either secure additional financing or to increase revenues to support our operations or business or technological factors. We believe that between the funds we have on hand and the funds we expect to generate, we have sufficient funds to finance our operations for the next 12 months. We have based our forecasts on assumptions we have made relating to, among other things, the market for our products and services, economic conditions and the availability of credit to us and our customers. If these assumptions are incorrect, we may not have sufficient resources to fund our operations for this entire period, however. Additional funds may also be required in order to pursue strategic opportunities or for capital expenditures. Because of the recent tightening in global credit markets, we may not be able to obtain financing on favorable terms, or at all. In this regard, the business and operations of the Company are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements contained in this Form 10-Q. In evaluating our business, you should give careful consideration to the information set forth under the caption “Risk Factors That May Affect Future Operating Results" in the Company's Annual Report on Form 10-K for the year ended December 31, 2007 in addition to the other information set forth herein, including Item 1A of Part II of this quarterly report on Form 10-Q.

We undertake no duty to update any of the forward-looking statements, whether as a result of new information, future events or otherwise. In light of the foregoing, readers are cautioned not to place undue reliance on the forward-looking statements contained in this report.

Costs Associated with Restatement of Financial Statements

Since December 31, 2007, we have incurred legal and accounting and other costs related to the Audit Committee review and restatement of our financial statements for the second and third quarters of 2007. These restatements are set forth in Amendment No. 1 to our Quarterly Report on Form 10-Q, filed on June 27, 2008 and Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2007, both filed on June 27, 2008, and are also described in our Annual Report on Form 10-K for the year ended December 31, 2007, filed on June 28, 2008. In connection with this, we incurred costs of approximately $2,186,000, as of September 30, 2008, of which we expensed approximately $373,000 in the first quarter of 2008 and an additional $1,813,000 the second quarter of 2008.   We expensed these costs in the period in which the legal, accounting and other services were provided and we recorded these costs as general and administrative expenses. The Company believes it continues to have sufficient cash and other resources available to meet working capital and other needs that might arise over the next twelve months.

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

The exchange agreement also required On2 to issue additional shares of common stock, depending on Hantro’s net revenue in 2007. Hantro’s 2007 net revenue exceeded €9,000,000, and accordingly, the Company became obligated to issue to the former security holders of Hantro an additional 12,500,000 shares of On2 common stock (the maximum number of shares issuable as contingent payment). On July 8, 2008, the Company issued 11,100,440 of the shares due to the former Hantro security holders, and on August 28, 2008 issued the remaining 1,399,560 shares.

Asset Impairment

During the quarter ended September 30, 2008, the global economy has dramatically weakened, which, among other factors, has contributed to the continued underperformance of our Hantro business and a decline in our overall market value.  Based on these circumstances, at September 30, 2008, the Company performed an impairment review of its goodwill and intangible assets related to its Hantro business.  The Company engaged an outside valuation specialist to perform the evaluation, utilizing management’s inputs and assumptions, by analyzing the expected future cash flows of the business.  Based on the results of the evaluation, the Company has determined that goodwill and other intangibles are impaired. Accordingly, the Company recorded an impairment charge during the quarter ended September 30, 2008, totaling $20,265,000 (goodwill) and $5,980,000 (intangible assets) to reduce their carrying value to an amount that is expected to be recoverable.  Should the global economy continue to weaken, additional impairment charges may be necessary.

Overview

On2 Technologies is a developer of video compression technology and technology that enables multimedia in resource-limited environments, such as cellular networks transmitting to battery operated mobile handsets or High Definition (HD) video over the Internet. We have developed a proprietary technology platform and the TrueMotion® VPx family (e.g., VP6®, VP7™) of video compression/decompression (“codec”) software to deliver high-quality video at the lowest possible data rates over proprietary networks and the Internet to personal computers, wireless devices, set-top boxes and other devices. Unlike many other video codecs that are based on standard compression specifications set by industry groups (e.g., MPEG-2 and H.264), our video compression/decompression technology is based solely on intellectual property that we developed and own ourselves. In addition, through our wholly-owned subsidiary, On2 Finland (formerly Hantro), a Finnish corporation which we acquired on November 1, 2007, we license to chip and mobile handset manufacturers the hardware and software designs that make the encoding or decoding of video possible on devices such as mobile handsets, set top boxes, portable media players and cameras. On2 Finland has its headquarters and research and development facility in Oulu, Finland and it has a global sales network with satellite offices in Korea, Japan, Taiwan, Germany, Hong Kong and Mainland China. Both On2 and On2 Finland also provide integration, customization and support services to enable high quality video on and faster interoperability between devices.

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

•
Attempting to negotiate licensing arrangements with customers that provide for receipt of recurring revenue and/or that offer us the opportunity to market products that complement our customers’ implementations of our software; and

•
Using the expertise of our subsidiary, On2 Finland, to develop hardware designs of our TrueMotion codecs and optimizations for embedded processors that will allow those products to be easily implemented on devices.

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

We made the decision to acquire Hantro in part to assist us in achieving our strategic goal of implementing our TrueMotion codecs in hardware and developing highly optimized software libraries for operation on the digital signal processors (DSPs) used in embedded devices. The Hantro acquisition has allowed us to increase the resources devoted to improving the ease of implementation of our codecs across platforms. Prior to the acquisition, we did not have a broad selection of off-the-shelf optimized software that we could license to customers who were interested in implementing our codecs on devices. Those customers were therefore frequently required to pay us to customize our software, or to perform the customizations themselves, or to hire third-party consultants to perform the customizations. The Hantro acquisition has given us access to experienced internal resources to enable us to develop hardware and software implementations that will allow customers to implement our codecs quickly and efficiently on embedded devices.

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

One of the most significant recent trends in our business is our increasing reliance on the success of the product deployments of our customers. As referenced above, our license agreements with customers increasingly provide for the payment of license fees that are dependent on the number of units of a customer’s product incorporating our software that are sold or the amount of revenue generated by a customer from the sale of products or services that incorporate our software. We have chosen this royalty-dependent licensing model because, as a company of 111employees competing in a market that offers a vast range of video-enabled devices, we do not have the product development or marketing resources to develop and market end-to-end video solutions. Instead, our codec software is primarily intended to be used as a building block for companies that are developing end-to-end video products and/or services.

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

We are continuing to participate in the trend towards the proliferation of user generated video content on the web. As Internet use has grown worldwide and Internet connection speeds have increased, sites such as MySpace and YouTube, which allow visitors to create and view user generated content, have sprung up and seen their popularity soar. Although consumer generated content initially consisted primarily of text content and still photographs, the availability of relatively inexpensive digital video cameras and video-enabled mobile phones, the growth in the number of users with access to broadband Internet connections, and improvements in video compression technology have contributed to a rapid rise in consumer-created video content. Weblogs (blogs) and podcasts (broadcasts of audio content to iPod® and MP3 devices) have evolved to include video content. The continued proliferation of UGC video on the Internet and the popularity of Adobe Flash video on the web have had a positive effect on our business and have given us the opportunity to license Flash encoding tools for use in video blogs, video podcasts, and to UGC sites or to individual users of those services.

We have recently experienced an increased interest by UGC site operators and device manufacturers to allow users to access UGC content by means of mobile handsets, set-top boxes, and other devices. Many of the UGC sites use Flash 8 VP6 video, and while Flash 8 video is available on a vast number of PCs, it has only recently become available on devices using DSPs, such as mobile devices and set top boxes. We are therefore witnessing demand on two fronts: (1) demand to integrate Flash 8 video onto non-PC platforms, and (2) until most devices can play Flash 8 content, demand to provide transcoding software that allows Flash 8 content to be decoded and re-encoded into a format (such as the 3GPP standard) that is supported on devices. We are actively working to provide solutions for both of these demands and plan to continue to respond as necessary to the evolution and migration of Flash video.

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

A continuing trend in our business is the presence of Microsoft, Inc. as a significant competitor in the market for digital media creation and distribution technology. In 2007, Microsoft released Silverlight, a rich Internet application that allows users to integrate multimedia features, such as vector graphics, audio and video, into web applications. Silverlight may compete directly with Flash. If Silverlight gains market share at the expense of Flash, it could have a negative impact on our Flix business. In addition, Microsoft VC1 format also competes in the marketplace with H.264 and our VPx technologies. We believe that our VPx technologies have the same advantages over VC1 as they do over H.264. Microsoft’s practices have caused, and may continue to cause, pricing pressure on our revenue generating products and services and may affect usage of our competing products and formats. Microsoft’s marketing and licensing model has in some cases led to, and could continue to lead to, longer sales cycles, decreased sales, loss of existing and potential customers and reduced market share. In addition, we believe that Microsoft has used and may continue to use its financial resources and its competitive position in the computer industry to secure preferential or exclusive distribution, use and bundling contracts for its media delivery technologies, and products with third parties, such as ISPs, content delivery networks, content providers, entertainment and media companies, VARs and OEMs, including third parties with whom we have relationships.

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

Although we expect that competition from Microsoft, H.264 developers and others will continue to intensify, we expect that our video compression technology will remain competitive and that our relatively small size will allow us to innovate in the video compression field and respond to emerging trends more quickly than monolithic organizations like Microsoft and the MPEG consortium. We focus on developing relationships with customers who find it appealing to work with a smaller company that is not bound by complex and rigid standards-based licenses and fee structures and that is able to offer sophisticated custom engineering services. We believe our ability to provide both our VPx codecs and standards based codecs has positioned us uniquely as a one stop shop for the implementation of multiple codecs on a variety of devices.

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

Another factor affecting our hardware business is our reputation for producing reliable products that have been thoroughly tested, are accompanied by good documentation and are supported by a strong technical support team. Chip and device manufacturers that are potential customers for our hardware products develop the products with which they will integrate our RTL designs. Our technology is hard-wired into chip circuitry rather than loaded as software. In connection with high volume chip production, the per-unit price of a specialized chip that has had multimedia support built into the chip can be substantially less than the costs of using a more powerful software-upgradable digital signal processor (DSP). However, any errors in the software operating on a DSP can be relatively easily corrected through a software upgrade or patch, while errors that have been hardwired into a circuit are more difficult, and may be impossible, to correct. Because customers for our RTL designs will invest a great deal of time and money into the designs, our reputation as a well-established provider of reliable, well-supported RTL designs is an important factor in our continuing success.

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

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements that have been prepared under accounting principles generally accepted in the U.S. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates. The unaudited condensed consolidated financial statements and the related notes thereto should be read in conjunction with the discussion of our critical accounting policies and our annual report for the fiscal year ended December 31, 2007 on Form 10K, filed with the Securities and Exchange Commission on June 27, 2008. Our critical accounting policies and estimates are:

•	Revenue recognition;
•	Accounts receivable allowance;
•	Acquisitions;
•	Equity-based compensation; and
•	Valuation of goodwill and intangible assets, including impairment, and other long-lived assets.

Revenue Recognition. We currently recognize revenue from professional services and the sale of software licenses. As described below, significant management judgments and estimates must be made and used in determining the amount of revenue recognized in any given accounting period. Material differences may result in the amount and timing of our revenue for any given accounting period depending upon judgments made by management or estimates used by management.

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

Long-lived assets and identifiable intangibles with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. See the discussion of “Asset Impairment” below under “Results of Operations.”

Results of Operations

Revenue. Revenue for the three months ended September 30, 2008 was $4,971,000, as compared to $1,935,000 for the three months ended September 30, 2007. Revenue for the nine months ended September 30, 2008 was $12,688,000, as compared to $7,119,000 for the nine months ended September 30, 2007. Revenue for the three and nine months ended September 30, 2008 and 2007 was derived primarily from the sale of software licenses, engineering and consulting services and royalties. The increase in revenue for the three and nine months ended September 30, 2008 is primarily attributed to the revenue contribution of $1,482,000 and $4,342,000, respectively, from our subsidiary, On2 Finland (formerly Hantro), acquired in November 2007, and also increases in license software and royalty sales from On2 US.

Operating Expenses. The Company's operating expenses consist of costs of revenue, research and development, sales and marketing, general and administrative expenses and equity based compensation. Operating expenses for the three months ended September 30, 2008 were $34,390,000 as compared to $3,438,000 for the three months ended September 30, 2007. Operating expenses were $54,096,000 for the nine months ended September 30, 2008 as compared to $8,763,000 for the nine months ended September 30, 2007.

Costs of Revenue. Costs of revenue includes personnel and related overhead expenses, royalties paid for software that is incorporated into the Company’s software, consulting compensation costs, operating lease costs and depreciation and amortization costs. Costs of revenue for the three months ended September 30, 2008 was $940,000, as compared to $603,000 for the three months ended September 30, 2007. Costs of revenue for the nine months ended September 30, 2008 was $3,564,000, as compared to $1,415,000 for the nine months ended September 30, 2007. The increase in expenses for the nine months ended September 30, 2008 as compared with the nine months ended September 30, 2007 is primarily attributable to an increase in production and engineering costs associated with On2 Finland of $2,708,000, of which $1,791,000 is amortization of the Hantro purchased technology, offset by a decrease in production and engineering costs for the US operations of $558,000 due to fewer hours allocated by our engineering staff.

 Research and Development. Research and development expenses, excluding equity-based compensation, consist primarily of salaries and related expenses and consulting fees associated with the development and production of our products and services, operating lease costs and depreciation costs. Research and development expenses for the three months ended September 30, 2008 were $2,848,000 as compared to $445,000 for the three months ended September 30, 2007. The increase of $2,403,000 for the three months ended September 30, 2008 is primarily the result of an increase of $2,218,000 in research and development costs incurred by our Finnish subsidiary, which uses a greater portion of their engineers in research and development activities , and a $185,000 increase in research and development costs incurred by our US operations, which is a result of increases in personnel and related costs and an increase in the number of hours that our engineering staff worked on development projects. Research and development expenses for the nine months ended September 30, 2008 were $8,665,000 as compared to $1,500,000 for the nine months ended September 30, 2007. The increase of $7,165,000 for the nine months ended September 30, 2008 as compared with September 30, 2007 is primarily a result of an increase of $6,249,000 in research and development costs incurred by our Finnish subsidiary, which utilizes a greater portion of their engineers in research and development activities and a $917,000 increase in research and development costs incurred by our US operations, which is a result of increases in personnel and related costs and an increase in the amount of hours that our engineering staff worked on development projects.

Sales and Marketing. Sales and marketing expenses, excluding equity-based compensation, consist primarily of salaries and related overhead costs, commissions, business development costs, trade show costs, marketing and promotional costs incurred to create brand awareness and public relations expenses. Sales and marketing expenses for the three months ended September 30, 2008 were $2,018,000, as compared to $676,000 for the three months ended September 30, 2007. The increase of $1,342,000 for the three months ended September 30, 2008 is primarily a result of an increase of $1,509,000 in sales and marketing personnel and related costs attributable to our Finnish subsidiary and a $167,000 decrease in sales and marketing costs incurred by US operations that is a result of cost reductions that took effect during the third quarter. Sales and marketing expenses for the nine months ended September 30, 2008 were $5,782,000, as compared to $1,886,000 for the nine months ended September 30, 2007. The increase of $3,896,000 for the nine months ended September 30, 2008 is primarily a result of an increase of $3,693,000 in sales and marketing personnel and related costs attributable to our Finnish subsidiary and a $533,000 increase in sales and business development costs, offset by a decrease in marketing costs of $305,000 incurred by US.

General and Administrative. General and administrative expenses excluding equity-based compensation, consist primarily of salaries and related overhead costs for general corporate functions including finance, human resources, legal, information technology, facilities, outside legal and professional fees and insurance. General and administrative expenses for the three months ended September 30, 2008 were $1,946,000, as compared with $1,532,000 for the three months ended September 30, 2007. The increase of $414,000 for the three months ended September 30, 2008 is primarily a result of an increase of $630,000 in general and administrative costs attributable to our Finnish subsidiary and a $216,000 decrease in general and administrative costs incurred by US operations that is a result of cost reductions that took effect during the third quarter. General and administrative expenses for the nine months ended September 30, 2008 were $8,640,000, as compared with $3,478,000 for the nine months ended September 30, 2007. The increase of $5,162,000 for the nine months ended September 30, 2008 is attributable to $1,904,000 of related general and administrative costs attributable to our Finnish subsidiary, increases in legal and accounting fees of $2,349,000 of which $2,186,000 is related to the Audit Committee’s review of certain 2007 sales contracts in connection with the restatement, increases in salaries and related benefit costs, consulting services related to the Company’s compliance with Sarbanes-Oxley Section 404 and professional fees associated with the Company’s proxy statement and annual report.

Asset Impairment. During the quarter ended September 30, 2008, the global economy has dramatically weakened, which, among other factors, has contributed to the continued underperformance of our Hantro business and a decline in our overall market value.  Based on these circumstances, at September 30, 2008, the Company performed an impairment review of its goodwill and intangible assets related to its Hantro business.  The Company engaged an outside valuation specialist to perform the evaluation, utilizing management’s inputs and assumptions, by analyzing the expected future cash flows of the business.  Based on the results of the evaluation, the Company has determined that goodwill and other intangibles are impaired. Accordingly, the Company recorded an impairment charge during the quarter ended September 30, 2008, totaling $20,265,000 (goodwill) and $5,980,000 (intangible assets) to reduce their carrying value to an amount that is expected to be recoverable.  Should the global economy continue to weaken, additional impairment charges may be necessary.

Equity-Based Compensation. Equity based compensation, which is presented separately, was $393,000 for the three months ended September 30, 2008, as compared with $182,000 for the three months ended September 30, 2007. Equity based compensation was $1,200,000 for the nine months ended September 30, 2008, as compared with $484,000 for the nine months ended September 30, 2007. The increase for the three and nine months ended September 30, 2008 is primarily due to the amortization of options granted in association with the acquisition of our Finnish subsidiary on November 1, 2007. Equity-based compensation of $53,000 and $48,000 is included in cost of revenue for the three months ended September 30, 2008 and 2007, respectively. Equity-based compensation of $215,000 and $63,000 is included in cost of revenue for the nine months ended September 30, 2008 and 2007, respectively.

Other income (expense), net

Interest income (expense), net primarily consists of interest incurred for capital lease obligations and long-term debt, offset by interest earned on the Company’s invested cash balances. Interest income (expense), net was $(27,000) and $34,000 for the three and nine months ended September 30, 2008, respectively, as compared to $118,000 and $229,000 for the three and nine months ended September 30, 2007, respectively.

Other income (expense), net primarily consists of the change in the fair value of the warrant derivative liability and realized losses on marketable securities. The decrease in expense of $4,038,000 for the nine months ended September 30, 2008 is primarily a result of the elimination of the derivative liability in the second quarter of 2007 which accounted for $3,582,000, the elimination of a one time fee for a warrant amendment which accounted for $86,000, the sale of marketable securities at a loss which accounted for $27,000 and income from a grant from our Finnish subsidiary for $331,000. The warrant derivative liability was recorded in connection with the August 2006 sale of common stock and warrants to a group of investors led by Midsummer Capital.

Liquidity and Capital Resources

At September 30, 2008, the Company had cash and cash equivalents and short-term investments of $4,623,000, as compared to $15,094,000 at December 31, 2007. At September 30, 2008 the Company had working capital of $1,079,000, as compared with $13,246,000 at December 31, 2007.

Net cash (used in) provided by operating activities was $(7,288,000) and $357,000 for the nine months ended September 30, 2008 and 2007, respectively. The decrease in net cash used in operating activities is primarily related to a net loss of $41,029,000 and a decrease in accounts payable and accrued expenses of $1,007,000, partially offset by a decrease in accounts receivable of $3,398,000, an increase in deferred revenue of $1,460,000, an increase in depreciation and amortization of $2,630,000, an asset impairment of $26,245,000 and an increase in equity-based compensation of $1,415,000.

Net cash provided by (used in) investing activities was $5,077,000 and $(1,919,000) for the nine months ended September 30, 2008 and 2007, respectively. The increase in net cash used in investing activities is primarily a result of the sale of short-term investments during the first nine months of 2008 and a decrease in deferred acquisition costs associated with the then-pending Hantro acquisition, offset by increases in the purchase of short-term investments and property and equipment.

Net cash (used in) provided by financing activities was $(2,838,000) and $6,241,000 for the nine months ended September 30, 2008 and 2007, respectively. The decrease is primarily attributable to a decrease in proceeds received from the exercise of common stock options and warrants and an increase in payments on short-term and long-term debt.

We currently have material commitments for the next 12 months under our operating lease arrangements and borrowings. These arrangements consist primarily of lease arrangements for our office space in Clifton Park, Tarrytown, and Manhattan, New York, Cambridge UK, and Oulu and Espoo, Finland. The aggregate required payments for the next 12 months under these arrangements are $901,000. Notwithstanding the above, our most significant non-contractual operating costs for the next 12 months are compensation and benefit costs, insurance costs and general overhead costs such as telephone and utilities.

At September 30, 2008, short-term borrowings consisted of the following:

A line of credit with a Finnish bank for $650,000 (€450,000 at September 30, 2008). The line of credit has no expiration date. Borrowings under the line of credit bear interest at one month EURIBOR plus 1.25% (total of 4.273% at September 30, 2008). The bank also requires a commission payable at .45% of the loan principal. Borrowings are collateralized by substantially all assets of Hantro and a guarantee by On2. The outstanding balance on the line of credit was $-0- at September 30, 2008.

Term-loan

During July 2008, the Company renewed its Directors and Officers Liability Insurance and financed the premium with a $140,000, nine-month term-loan that carries an effective annual interest rate of 4.75%.

At September 30, 2008, long-term debt consisted of the following:

Unsecured notes payable to a Finnish funding agency of $2,584,000, including interest at 1.75%, due at dates ranging from January 2009 to December 2011; $258,000 to a Finnish bank, including interest at the 3-month EURIBOR plus 1.1% (total of 5.76% at September 30, 2008), due March 2011, secured by a guarantee by On2 and by the Finnish Government Organization, which also requires additional interest at 2.65% of the loan principal; and an unsecured note payable to a Finnish financing company of $181,000, including interest at the 6 month EURIBOR plus .5% (total of 5.465% at September 30, 2008), due March 2011.

The Company believes that existing funds are sufficient to fund its operations for the next 12 months. The Company plans to increase cash flows from operations principally from increases in revenue generated from its compression technology services and products. Our forecasts are predicated upon assumptions we have made as to, among other factors, the market for our products and services, global economic conditions, and the availability of credit affecting us and our customers. If those assumptions are incorrect, or if sales are less than projected and/or expenses higher than expected, we may not have sufficient resources to fund our operations for this entire period, however. The Company may also pursue additional financings, although current economic conditions may make it impossible for us to obtain financing on favorable terms, or at all. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors That May Affect Future Operating Results” in the Company’s 10-K for the year ended December 31, 2007, as well as in Item 1A of Part II of this quarterly report on Form 10-Q.

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

SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged. The Company is currently evaluating the impact of adopting SFAS 161 on its consolidated financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Risk

The Company does not currently have any material exposure to interest rate risk, commodity price risk or other relevant market rate or price risks. However, the Company does have exposure to foreign currency rate fluctuations arising from maintaining offices in the U.K. and Finland for its wholly-owned subsidiaries which transact business in the local functional currency. The U.K. based subsidiary does not conduct any sales and all its costs are funded in United States dollars. The Finnish subsidiary conducts sales in both Euros and US dollars and pays its employees and other material obligations in Euros, and therefore can be substantially impacted by currency translation gains and losses. To date, the Company has not entered into any derivative financial instrument to manage foreign currency risk and is not currently evaluating the future use of any such financial instruments.

Item 4.  Controls and Procedures

(a) Overview.

In connection with the restatement of the Company’s condensed consolidated financial statements for the second and third quarters of 2007, the Company’s management identified three material weaknesses in our internal control over financial reporting and reported those to our Audit Committee. The material weaknesses, detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, are:

•
Revenue recognition procedures– Our controls were not adequate to ensure that revenue was properly recognized when it was earned because we did not maintain effective procedures for the consideration of the probability that revenue is collectible.

•
Control environment– We did not maintain an effective control environment, specifically relating to our tone at the top. This material weakness was evidenced by the control tone and control consciousness of our former Chief Executive Officer and resulted in the override and the possibility of override of controls or interference with our policies, procedures and internal control over financial reporting.

•
Allowance for Doubtful Account Procedures– Effective controls were not designed and in place to ensure that an appropriate analysis of receivables from customers was conducted, reviewed, approved and documented in order to identify and estimate required allowance for doubtful accounts in accordance with generally accepted accounting principles.

(b) Evaluation of Disclosure Controls and Procedures:

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

(c)  Changes in Internal Controls:

Except as noted below as part of our remediation initiatives, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as a result of our efforts beginning in the second quarter of 2008 to remediate the identified material weaknesses, we have taken certain steps set forth below to remediate the identified material weaknesses and are in the process of finalizing a plan and timetable for the implementation of additional remediation measures. We believe that the actions we have taken will significantly improve our internal controls over financial reporting.

Remediation Initiatives

To improve our internal controls over financial reporting, we have taken the following measures:

During the second quarter of 2008, we took the following remedial steps to address the material weakness in internal controls relating to the maintenance of an effective control environment tone at the top: (i) our Board of Directors sought and on June 11, 2008, obtained the resignation of our former Chief Executive Officer, Bill Joll, from all positions with us and our subsidiaries, including as an officer, employee and director, although Mr. Joll served until September 30, 2008 as an advisor to the interim chief executive officer to effect a smooth transition of customer relationships and business development opportunities; (ii) on June 10, 2008, our Board of Directors appointed Matthew Frost, our EVP, Legal and Business Affairs, as Interim Chief Executive Officer and Chief Operating Officer; and (iii) we segregated the duties of our accounting personnel from our non-accounting personnel other than those whose involvement in accounting-related matters is specifically authorized. During the third quarter of 2008, we took the additional remedial step of establishing an independent third party ethics hotline so that employees can anonymously report violations of our Code of Ethics and other employee concerns, and have communicated the hotline process to our employees. In addition, prior to the filing of this report, we took the following additional remedial steps with regard to this material weakness: (i) our third party consultant on Sarbanes-Oxley compliance conducted training for our Interim CEO, CFO, General Counsel and other legal and accounting staff on corporate governance matters, including corporate ethics, and revenue recognition; and (ii) we have revised our Code of Ethics to emphasize the importance of adherence to our policies and procedures relating to accounting and financial reporting and internal control of financial reporting and the availability of the ethics hotline for the reporting of violations of our Code of Ethics and other employee concerns.

With regard to the identified material weakness in our revenue recognition procedures, specifically our procedures for assessing whether the collectibility of revenue is probable prior to recognition, we took the following remedial steps during the second quarter of 2008: (i) we revised the process that we and our operating subsidiary will follow in assessing whether the collectibilty of revenue is probable, as well as in determining that the other requirements for recognizing revenue have been met, so that this assessment occurs at the outset of the arrangement and is thereafter reviewed and confirmed in connection with our period end closing and financial statement preparation process; and (ii) we revised, formalized and expanded the documentation of the procedures we and our operating subsidiaries will follow with respect to assessing probability of collectibility, as well as determining that the other requirements for recognizing revenue have been met; including, specifically, enhancing and documenting our policy with respect to the types of information that can be used in establishing creditworthiness. In addition, prior to the filing of this report, we took the following additional remedial steps with regard to this material weakness: (i) our third party consultant on Sarbanes-Oxley compliance conducted training for our Interim CEO, CFO, General Counsel and other legal and accounting staff on revenue recognition; and (ii) we have adopted and communicated to our relevant staff a company policy setting forth acceptable customer payment terms and their importance in revenue recognition.

In addition, in the first quarter of 2008, we added a certified public accountant to our accounting and financial reporting staff and during the third quarter of 2008, we filled a newly-added position to our accounting staff. The addition of trained staff will both provide further assistance in the accounting department and allow other members of the accounting staff to devote more time to responsibilities connected with financial reporting.

With respect to addressing the material weakness in the design and operation of our procedures for estimating our allowance for doubtful accounts, during the second quarter of 2008, we enhanced, formalized and documented our procedures for analyzing our accounts receivable from customers so that we can appropriately estimate the collectibility of receivables at the end of a period based on aging categories and information related to collection efforts and formalized and documented timely review of that information, and sign off on the recommended allowance for doubtful accounts, by senior management. During the third quarter of 2008, we implemented an accounting tool for use by our staff in quantifying the amount of a reserve to be taken with respect to doubtful accounts and prior to the filing of this report we communicated to our accounting staff the Company’s policies governing the calculation and recording of bad debt expenses.

To generally improve upon the quality of our financial reporting, we have implemented additional remediation measures that improve the processes and procedures around the completion and review of quarterly management representation letters.

The Audit Committee has directed management to develop a detailed plan and timetable for the implementation of the foregoing remedial measures (to the extent not already completed). The Audit Committee has approved our initial remediation efforts and the current timetable and will monitor the implementation. In addition, under the direction of the Audit Committee, management will continue to review and make necessary changes to the overall design of our internal control environment, as well as policies and procedures to improve the overall effectiveness of internal control over financial reporting. Our plan to remediate the material weaknesses in our internal control over financial reporting will be finalized and implemented as soon as reasonably practicable. We intend to continue to review our procedures and test the effectiveness in our procedures on an on-going basis, whether through the use of third party consultants or internal staff.

We believe that the steps we have taken have significantly improved our internal control over financial reporting. We are committed to remediating our material weaknesses and, on an ongoing basis, repairing any internal control deficiencies that we identify, whether or not they rise to the level of a material weakness. We intend that, when finalized and fully implemented, our remediation measures will address the identified material weaknesses and will strengthen our overall internal control over financial reporting as well. We are committed to continuing to improve our internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.

Remediation generally requires making changes to how controls are designed and then adhering to those changes for a sufficient period of time such that the effectiveness of those changes is demonstrated with an appropriate amount of consistency. As of the end of the third quarter, we have conducted preliminary testing of our internal controls related to the material weaknesses. Final testing of our internal controls to confirm that the identified material weaknesses have been remediated is expected to be performed by the end of the fourth quarter.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Islandia

On August 14, 2008, Islandia, L.P. filed a complaint against On2 in the Supreme Court of the State of New York, New York County. Islandia was an investor in the Company’s October 2004 issuance of Series D Convertible Preferred Stock pursuant to which On2 sold to Islandia 1,500 shares of Series D Convertible Preferred Stock, raising gross proceeds for the Company from Islandia of $1,500,000. Islandia’s Series D Convertible Preferred Stock was convertible into On2 common stock at an effective conversion price of $0.70 per share of common stock. Pursuant to this transaction, Islandia also received two warrants to purchase an aggregate of 1,122,754 shares of On2 common stock.

The complaint asserts that, at various times in 2007, On2 failed to make monthly redemptions of the Series D Preferred Stock in a timely manner and that On2 failed to deliver timely notice of its intention to make such redemptions using shares of On2’s common stock. The complaint also asserts that Islandia timely exercised its right to convert the Series D Preferred Stock into shares of On2 common stock and that On2 failed to credit to Islandia such allegedly converted shares. The complaint further asserts that On2 failed to pay to Islandia certain Series D dividends to which it was entitled. The complaint seeks a total of $4,645,193 in damages plus interest and reasonable attorneys’ fees.

On October 8, 2008, On2 filed an answer in which it denied the material assertions of the complaint and asserted various affirmative defenses, including that (i) On2 made the required Series D redemptions in full and on the dates agreed upon by the parties, (ii) On2 provided timely notice that it would pay redemptions in On2 common stock and that Islandia accepted all of the redemption payments on the dates made without protest, (iii) Islandia failed to timely assert its conversion rights under the terms of the Series D agreements and (iv) On2 duly paid the dividends owed to Islandia under the terms of the Agreement and Islandia accepted all dividend payments without protest.

On2 believes this lawsuit is without merit and intends to vigorously defend itself against Islandia’s complaint. As of September 30, 2008, the Company has not recorded any provision associated with this complaint.

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

Although a substantial amount of time has passed since the conclusion of the previous arbitration, the parties have nevertheless not completed the required porting of On2’s software to two commercially available DSPs.

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

Item 1A. Risk Factors.

On2 has updated certain risk factors that it previously disclosed in its Form 10-K for the year ended December 31, 2007. The updated risk factors are set forth below.

Economic conditions may make it more difficult for us to achieve our sales and revenue projections.
The economy in the US and internationally has deteriorated significantly during 2008. We may encounter difficulties in achieving sales if demand for our products and services decreases as a result of the poor economy. For example, our customers may reduce or defer purchases of our goods and services due to economic pressures they encounter, and some of our customers’ businesses may fail. Customers may also elect to develop products and services internally rather than purchasing them from us. We may also be forced to reduce the amounts we charge for our goods and services as competition becomes more intense in a tight market. Pressure on our customers may also result in their delaying payments due to us as they attempt to manage their cash flows or cause them to default on payments that they owe us. Although we have taken economic factors into consideration when making our internal sales and revenue projections, if economic conditions and the effect on our sales and collections are worse than we have anticipated, we may be unable to meet our sales and revenue expectations. In this case, we may suffer a material adverse affect on our financial condition and results of operation.

A lack of investment capital will make it more difficult for us to obtain from third parties funds we may need to support our operations.
We are an emerging company and have experienced significant operating losses and negative cash flows to date. We have funded our operations with a series of equity financing transactions, credit facilities and our operating revenue as we have moved towards achieving profitability. Given the economic downturn, which has become more acute during the latter part of 2008, investor appetite for equity investments has been reduced, and investors who are willing to invest in emerging companies may demand terms offering greater returns than they had previously found acceptable. At the same time, credit markets have become more stringent, with fewer lenders making fewer loans, with more restrictive terms. Therefore, should we need further third party financing, it may not be available to us on acceptable terms, or at all. Should this occur, our financial condition and results of operation will likely be materially adversely affected.

Item 4. Submission of Matters to a Vote of Security Holders

On September 23, 2008, we held our annual stockholders meeting at the Company’s headquarters in Clifton Park, New York . Our stockholders re-elected our board of directors and approved all proposals presented at the annual meeting. The items considered and approved at the annual meeting are described in the proxy statement dated August 27, 2008. The record date for the annual meeting was August 1, 2008. The meeting was called for the purpose of considering the following proposals:

1.	to elect eight (8) directors to serve on our Board of Directors for the term commencing immediately following the Annual Meeting;

2.	to ratify the Board of Directors’ appointment of Marcum & Kliegman LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008; and

3.	to transact any business as may properly come before the meeting and any adjournments thereof.

J. Allen Kosowsky, Mike Alfant, Mike Kopetski, James Meyer, Afsaneh Naimollah, William A. Newman, Pekka Salonoja, and Thomas Weigman were nominated by the Board of Directors for election to the Board of Directors at the annual meeting. All of the nominees were current directors and were elected at the last annual meeting of stockholders.

The votes received on the above proposals, including a separate tabulation with respect to each director nominee, were as follows:

Proposal 1: Election of Directors
Director	For	% For	Withheld	% Withheld
J. Allen Kosowsky	123,358,397	72.14%	16,327,458	9.55%
Mike Alfant	124,984,208	73.09%	14,701,647	8.60%
Mike Kopetski	123,810,911	72.41%	15,874,944	9.28%
James Meyer	124,954,802	73.08%	14,731,053	8.62%
Afsaneh Naimollah	124,860,615	73.02%	14,825,240	8.67%
William A. Newman	123,864,580	72.44%	15,821,275	9.25%
Pekka Solonoja	125,534,467	73.42%	14,151,388	8.28%
Thomas Weigman	124,545,905	72.84%	15,139,950	8.85%

Proposal 2: Ratification of the Selection of Marcum & Kliegman as the Company’s Independent Registered Public Accounting Firm
For	% For	Against	% Against	Witheld	% Witheld
134,203,531	78.49%	2,512,104	1.47%	2,970,222	1.74

Proposal 3: Transact such other business as may properly come before the meeting and any adjournments thereof
For	% For	Against	% Against	Witheld	% Witheld
126,331,380	73.88%	9,496,274	5.55%	3,858,204	2.26

Item 6. Exhibits.

10.1 Employment Agreement, dated as of September 15, 2008, by and between the Company and Tim Reusing

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

On2 Technologies, Inc.
November 7, 2008	(Registrant) /s/ MATTHEW FROST
(Date)	(Signature) Matthew Frost Interim Chief Executive Officer

On2 Technologies, Inc.
November 7, 2008	(Registrant) /s/ ANTHONY PRINCIPE
(Date)	(Signature) Anthony Principe Senior Vice President and Chief Financial Officer (Principal Financial Officer)