Form 10-K
period 2008-12-31
ON2 TECHNOLOGIES, INC.
filed 2009-03-12
CIK 1045280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number 1-15117
On2 Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware	84-1280679
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3 Corporate Drive, Suite 100, Clifton Park, NY	12065
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(518) 348-0099

Securities to be Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name(s) of Each Exchange on Which Listed
Common Stock	NYSE Alternext US, Inc.

Securities Registered Pursuant to Section 12(g) of the Act:
NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

          Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ ☐

          Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

          The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2008, was approximately $88,353,000.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

          State the number of shares outstanding of each of the issuer’s classes of common stock, $0.01 par value (“Common Stock”), as of the latest practicable date: 172,926,115 shares as of February 28, 2009.

PART I

Forward-Looking Statements

          This document contains forward-looking statements concerning our expectations, plans, objectives, future financial performance and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In most cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “would,” “can”, “could,” “should,” “expect,” “foresee,” “plan,” “anticipate,” “assume,” “believe,” “estimate,” “predict,” “potential,” “objective,” “forecast,” “goal” or “continue,” the negative of such terms, their cognates, or other comparable terminology. Forward-looking statements include statements with respect to:

●	future revenues, income taxes, net income per diluted share, acquisition costs and related amortization, and other measures of results of operations;

●	the effects of acquiring On2 Finland;

●	difficulties in controlling expenses related to legal compliance matters or internal control over financial reporting review, improvement and remediation;

●	possible delisting of the Company’s shares of common stock from the American Stock Exchange;

●	risks associated with the ineffectiveness of the Company’s internal control over financial reporting and our ability to remediate material weaknesses;

●	plans, strategies and expected opportunities for growth, increased profitability and innovation in 2009 and future years;

●	the financial performance and growth of our business, including future international growth;

●	our financial position and the availability of resources;

●	our expectations regarding acquisition activity in 2009 and our focus on the integration of completed acquisitions;

●	the availability of credit and future debt and/or equity investment capital;

●	the impact of the current global recession on our results from operations and financial condition;

●	future competition; and

●	the degree of seasonality in our revenue.

          These statements are only predictions, and actual events or results may differ materially. The forward-looking statements are based on management’s beliefs and assumptions using information available at the time. We cannot guarantee future results, levels of activity, performance or achievements. Factors that may cause actual results to differ are often presented with the forward-looking statements themselves. Additionally, other risks that may cause actual results to differ from predicted results are set forth in Item 1A, “Risk Factors” in this Form 10-K.

          Many of the forward-looking statements are subject to additional risks related to our need to either secure additional financing or to increase revenues to support our operations or business or technological factors. We believe that between the funds we have on hand and the funds we expect to generate, we have sufficient funds to finance our operations for the next 12 months. We have based our forecasts on assumptions we have made relating to, among other things, the market for our products and services, economic conditions and the availability of credit to us and our customers. If these assumptions are incorrect, we may not have sufficient resources to fund our operations for this entire period, however. Additional funds may also be required in order to pursue strategic opportunities or for capital expenditures. Because of the continuing tightness in global credit markets, we may not be able to obtain financing on favorable terms, or at all. In this regard, the business and operations of the Company are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements contained in this Form 10-K. In evaluating our business, you should give careful consideration to the information set forth below under the caption “Risk Factors,” in addition to the other information set forth herein.

          We undertake no duty to update any of the forward-looking statements, whether as a result of new information, future events or otherwise. In light of the foregoing, we caution readers not to place undue reliance on the forward-looking statements contained in this report.

Item 1.	Business

Overview

          On2 Technologies is a developer of video compression technology and technology that enables the creation, transmission, and playback of multimedia in resource-limited environments, such as cellular networks transmitting to battery operated mobile handsets or High Definition (HD) video transmitted over the Internet. We have developed a proprietary technology platform and the On2® Video VPx family (e.g., VP6, VP7, and VP8) of video compression/decompression (“codec”) software to deliver high-quality video at the lowest possible data rates over proprietary networks and the Internet to personal computers, wireless devices, set-top boxes and other devices. Unlike many other video codecs that are based on standard compression specifications set by industry groups (e.g., MPEG-2 and H.264), our video compression/decompression technology is based solely on intellectual property that we developed and own ourselves. In addition, through our wholly-owned subsidiary, On2 Technologies Finland Oy, we license to chip and mobile handset manufacturers, and other developers of multimedia consumer products the hardware and software designs that make the encoding or decoding of video possible on mobile handsets, set top boxes, portable media players, cameras and other devices. We also provide integration, customization and support services to enable high quality video on, and faster interoperability between devices.

          In 2004, we licensed our video compression technology to Macromedia, Inc. (now Adobe Systems Incorporated) for use in the Adobe ® Flash® multimedia player. In anticipation of Adobe using our codec in the Flash platform, we launched our business of developing and marketing video encoding software for the Flash platform. Flash encoding has become an increasingly important part of our business. In December 2008, we entered into a license agreement with Sun Microsystems for the use of our video compression technology in the JavaFX® platform and anticipate further growth for our encoding and transcoding businesses as a result of this transaction.

          In addition, we have also dedicated significant resources to marketing customized software to device manufacturers that enable their devices to decode Flash and JavaFx content.

          We offer the following suite of products that incorporate our proprietary compression technology:

●	Video codecs, including On2 VP6®, VP7™ and VP8™;

●	Flix® Pro – an application targeted at web developers for encoding and transcoding video for delivery over the Internet to either Flash or JavaFX players.

●	Flix Publisher – a set of web browser plug-ins that enable live capture, encoding, and transcoding of video along with posting on web sites or live streaming via the Adobe Flash Media Server;

●	Flix Engine – a backend server side transcoding platform used by a large number of video sites to repurpose their video for playback over the internet and devices; and

●	Flix DirectShow SDK – a set of libraries that enable software vendors to create, edit, and deliver video content for Flash or JavaFX;

          We also offer the following suite of hardware and software products that incorporate our mobile video technology:

●	On2 VP6, VP7 and VP8 software video codec designs;

●	MPEG-4, H.263, H.264 / AVC and VC-1 hardware and software video codec designs;

●	Hardware and software JPEG codecs supporting up to 16MP;

●	AMR-NB and Enhanced aacPlus™ audio codecs;

●	Pre- and post-processing technologies (such as cropping, rotation, scaling) implemented in both software and hardware;

●	File format and streaming components; and

●	Recorder and player application logic.

In addition, we offer the following services in connection with both our proprietary video compression technology and our mobile video technology:

●	Customized engineering and consulting services;

●	On2 Flix Cloud, our pay-as-you go encoding service; and

●	Technical support.

          Most of our customers are hardware and software developers who use our products and services chiefly to provide the following video-related products and services to end users:

TYPE OF CUSTOMER APPLICATION		EXAMPLES
Video and Audio Distribution over Proprietary Networks	●	Providing video-on-demand services to residents in multi-dwelling units (MDUs)
	●	Video surveillance

Video and Audio Distribution over IP- based Networks (Internet)	●	Video-on-demand
	●	Teleconferencing services
	●	Video instant messaging
	●	Video for Voice-over-IP (VOIP) services

Consumer Electronic Devices	●	Digital video players
	●	Digital video recorders
	●	Mobile TV
	●	Video Camera Recorder
	●	Mobile Video Player

Wireless Applications	●	Delivery of video via wireless networks, e.g., satellite, WLAN, WIMAX, and cellular
	●	Providing video record and playback capability to battery-operated handsets such as mobile phones, MIDs, PDAs, and PMPs

User-Generated Content (“UGC”) Sites	●	Providing video encoding software for use on UGC site operators’ servers
	●	Providing encoding software for users who are creating UGC
	●	Providing transcoding software to allow UGC site operators to convert video from one format to another

On2 Finland Acquisition

          On November 1, 2007, we completed the acquisition of all of the share capital of Hantro Products Oy (now On2 Technologies Finland Oy and hereinafter “On2 Finland”), a Finnish corporation. Under the exchange agreement pursuant to which the acquisition was completed, On2 Finland’s security holders each exchanged all of the outstanding capital shares of On2 Finland for a net total consideration of $6,608,102 in cash and 25,438,817 shares of our common stock. Because the closing share price was less than $1.50, we issued a set number of 25,438,817 shares, as specified in the share exchange agreement. The 25,438,817 shares so issued represented approximately 22% of our outstanding common stock as of November 1, 2007. In addition, in July and August of 2008 we issued an additional 12,500,000 shares of our common stock to the On2 Finland security holders as required in the exchange agreement because On2 Finland’s net revenue for the fiscal year 2007 exceeded €9,000,000.

          On2 Finland, currently a wholly-owned subsidiary of On2, employs 68 staff members and has a global sales network with satellite offices in Taiwan and China. On2 Finland’s headquarters and research and development teams are based in Oulu, Finland.

Development of Our Business

          We detail the history and evolution of our business under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Company History.”

Business Strategy

          Our goal is to be a premier provider of video compression software and hardware technology and compression tools. We are striving to achieve that goal and the goal of building a stable base of quarterly revenues by implementing the following key strategies:

●
Using the success of current customer implementations of our On2 Video technology (e.g., Adobe Flash, Skype, Move Networks) and other high-profile customers (e.g., Sun Microsystems) to increase our brand recognition, promote new business and encourage proliferation across platforms;

●	Continuing our research and development efforts to improve our current codecs and developing new technologies that increase the quality of video technology and improve the experience of end users;

●	Continuing our research and development efforts to design hardware decoders and encoders that minimize the space used on a chip and to continue to improve the quality of those products;

●	Updating and enhancing our existing consumer products, such as the Flix line and embedded technologies;

●	Providing pay-as-you-go encoding in our Flix Cloud software-as-a-service offering using Amazon EC2®;

●	Employing flexible licensing strategies to offer customers more attractive business terms than those available for competing technologies;

●
Attempting to negotiate licensing arrangements with customers that provide for receipt of recurring revenue and/or that offer us the opportunity to market products that complement our customers’ implementations of our software; and

●	Using the expertise of On2 Finland to develop hardware designs of our proprietary codecs and optimizations for embedded processors that will allow those products to be easily implemented on devices.

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

          We also sell additional products and services that relate to our existing relationships with licensees of our video codec products. For instance, if a customer has licensed our software to develop its own proprietary video format and video players, we may sell encoding software to users who want to encode video for playback on that customer’s players, or we may provide engineering services to companies that want to modify our customer’s software for use on a specific platform, such as a cell phone. As with royalties or revenue share arrangements, complementary sales of encoding software or engineering services should allow us to participate in the success of our customers’ products. For instance, if a customer’s video platform does well commercially, we would expect there to be a market for encoding software and/or engineering services in support of that platform.

          We recognize the strategic importance of implementing our proprietary VPx video codecs in hardware and developing highly optimized software libraries for operation on the digital signal processors (DSPs) used in embedded devices. The On2 Finland acquisition has allowed us to increase the resources devoted to making it easier for our customers to implement our codecs across platforms. Prior to the acquisition, we had a limited selection of off-the-shelf optimized software that we could license to customers who were interested in implementing our codecs on devices. We therefore regularly required customers to pay us to customize our software, or to perform the customizations themselves, or to hire third-party consultants to perform the customizations. The On2 Finland acquisition has given us access to additional experienced internal resources to help us to develop hardware and software implementations that will allow customers to implement our codecs quickly and efficiently on embedded devices.

          As part of our strategy to develop complementary products that could allow us to capitalize on our customers’ success, in 2005 we completed the acquisition from Wildform, Inc., of its Flix line of encoding software. The Flix software allows users to prepare video and other multimedia content for playback on the Adobe Flash player, which is one of the most widely distributed multimedia players. Adobe is currently using our VP6 software as the video engine for Flash 8 video, which is used in the Flash 8 player and all of the subsequent Flash players that have been released to date. We believed that there was an opportunity for us to sell Flash encoding software to end users, such as video professionals and web designers, and to software development companies that wish to add Flash encoding functionality to their software. We concluded that we could best take advantage of the anticipated success of Flash by taking the most up-to-date Flash encoding software straight from the company that developed VP6 video and combining it with the already well-known Flix brand, which has existed since the advent of Flash video and has a loyal following among users. Following Adobe’s announcement in late 2007 of support for the H.264 codec in its Flash 9 player, we announced support for H.264 in our Flix products and have been adding support for additional codecs. These additional features have helped to make the Flix product line a more complete encoding solution for users.

          A primary factor that will be critical to our success is our ability to improve continually on our current proprietary video compression technology, so that it streams the highest-quality video at the lowest transmission rates (bit rate). We believe that our video compression software is highly efficient, allowing customers to stream good quality video (as compared with that of our competitors) at low bit rates (i.e., over slow connections) and unsurpassed high-resolution video at higher bit rates (i.e., over broadband connections).

          Another factor that may affect our success is the relative complexity of our proprietary video compression software compared with other compression software producing comparable compression rates and image quality. Software with lower complexity can run on a computer chip that is less powerful, and therefore generally less expensive, than would be required to run software that is comparatively more complex. In addition, the process of getting software to operate on a chip is easier if the software is less complex. Increased compression rates frequently result in increased complexity. While potential customers desire software that produces the highest possible compression rates while producing the best possible decompressed image, they also want to keep production costs low by using the lowest-powered and accordingly least expensive chips that will still allow them to perform the processing they require. We believe that the encoding and decoding functions of our video compression software are less complex than our competitors. In addition, in some applications, such as mobile devices, constraints such as size and battery life rather than price issues limit the power of the chips embedded in such devices. Of course, in devices where a great deal of processing power can be devoted to video compression and decompression, the issue of software complexity is less important. In addition, in certain applications, savings in chip costs related to the use of low complexity software may be offset by increased costs (or reduced revenue) stemming from less efficient compression (e.g., increased bandwidth costs).

          One of the most significant recent trends in our business is our increasing reliance on the success of the product deployments of our customers. As referenced above, our license agreements with customers increasingly provide for the payment of license fees that are dependent on the number of units of a customer’s product incorporating our software that are sold or the amount of revenue generated by a customer from the sale of products or services that incorporate our software. We have chosen this royalty-dependent licensing model because, as a small company competing in a market that offers a vast range of video-enabled devices, we do not have the product development or marketing resources to develop and market end-to-end video solutions. Instead, our codec software is primarily intended to be used as a building block for companies that are developing end-to-end video products and/or services.

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

          We believe that we have adopted the licensing model most appropriate for a business of our size and expertise. However, a natural result of this licensing model is that the amount of revenue we generate is highly dependent on the speed with which our customers deploy products containing our technology and the success of those deployments. In certain circumstances, we may decide to reduce the amount of up-front license fees and charge a higher per-unit royalty. If the products of customers with whom we have established per unit royalty or revenue sharing relationships or for which we expect to market complementary products do not generate significant sales, these revenues may not attain significant levels. Conversely, if one or more of such customers’ products are widely adopted, our revenues will likely be enhanced.

          We are continuing to participate in the trend towards the proliferation of user generated video content on the web. As Internet use has grown worldwide and Internet connection speeds have increased, sites such as MySpace, Facebook, and YouTube, which allow visitors to create and view user generated content (“UGC”), have sprung up and seen their popularity soar. Although initially consumer generated content consisted primarily of text content and still photographs, the availability of relatively inexpensive digital video cameras and video-enabled mobile phones, the growth in the number of users with access to broadband Internet connections, and improvements in video compression technology have contributed to a rapid rise in consumer-created video content. Weblogs (blogs) and podcasts (broadcasts of audio content to iPod® and MP3 devices) have evolved to include video content. The continued proliferation of UGC video on the Internet and the popularity of Adobe Flash video on the web have had a positive effect on our business and have given us the opportunity to license Flash encoding tools for use in video blogs, video podcasts, and to UGC sites or to individual users of those services.

          We continue to experience an increased interest by UGC site operators and device manufacturers to allow users to access UGC content by means of mobile handsets, set-top boxes, and other devices. Many of the UGC sites use Flash VP6 video, and while VP6 video is available on a vast number of PCs, it is still only available on a limited number of chip-based devices, such as mobile devices and set top boxes. We are therefore witnessing demand on two fronts: (1) demand to integrate Flash 8 video onto non-PC platforms, and (2) until most devices can play Flash 8 content, demand to provide transcoding software that allows Flash 8 content to be decoded and re-encoded into a format (such as the 3GPP standard) that is supported on devices. We are actively working to provide solutions for both of these demands and plan to continue to respond as necessary to the evolution and migration of Flash video.

          H.264 continues to rise as a competitor with the Company’s VPx products in the video compression field. H.264 is a standards-based codec that is the successor to MPEG-4. We believe that our technology is superior to H.264, and that we can offer significantly more flexibility in licensing terms than customers get when licensing H.264. H.264 has nevertheless gained significant adoption by potential customers because, as a standards-based codec, it has the advantage of having numerous developers who are programming to the H.264 standard and developing products based on that standard. In addition, a number of manufacturers of multimedia processors have done the work necessary to have H.264 operate on their chips, which makes H.264 attractive to potential customers who would like to enable video on devices. For example, Apple Inc. uses H.264 in its QuickTime® player and has thus chosen H.264 for the current generation of video iPods. Finally, there is already a significant amount of professional content that has been encoded in H.264. These advantages may make H.264 attractive to potential customers and allow them to implement a solution based on H.264 with less initial development time and expense than a solution using On2’s proprietary video codecs might require. In addition, there are certain customers that prefer to license standards-based codecs. We continue to believe that VP6 will be an important part of the Flash video ecosystem for three reasons: (1) Adobe has in the past provided backwards compatibility with all generations of Flash video codecs; (2) VP6 has certain performance advantages over H.264 (e.g., HD VP6 content may be played back on a lower-powered processor than HD H.264 content); and (3) there is a vast amount of existing VP6 content that consumers want on portable and mobile devices.

          The market for digital media creation and delivery technology is constantly changing and becoming more competitive. Our strategy includes focusing on providing our customers with video compression/decompression technology that delivers the highest possible video quality at the lowest possible data rates. To do this, we devote a significant portion of our engineering capacity to research and development. We also are devoting significant attention to enabling our codecs to operate on a wide array of chips, both in software and in hardware. We continue to cultivate relationships with chip companies to enable those companies to integrate our codecs on chips. By increasing support for our technology on the chips that power embedded devices, we hope to encourage use by customers who want to develop video-enabled consumer products in a short timeframe.

          A continuing trend in our business is the growing presence of Microsoft Corporation as a significant competitor in the market for digital media creation and distribution technology. In 2007, Microsoft released Silverlight™, a rich Internet application that allows users to integrate multimedia features, such as vector graphics, audio and video, into web applications. Silverlight may compete directly with Flash. If Silverlight gains market share at the expense of Flash, it could have a negative impact on our Flix business. In addition, Microsoft VC1 format also competes in the marketplace with H.264 and our VPx technologies. We believe that our VPx technologies have the same advantages over VC1 as they do over H.264.

          Although we expect that competition from Microsoft, H.264 developers, and others will continue to intensify, we expect that our video compression technology will remain competitive and that our relatively small size will allow us to innovate in the video compression field and respond to emerging trends more quickly than monolithic organizations like Microsoft and the MPEG consortium. We focus on developing relationships with customers who find it appealing to work with a smaller company that is not bound by complex and rigid standards-based licenses and fee structures and that is able to offer sophisticated custom engineering services. Moreover, as broadcast networks, web portal operators and others distribute ever-increasing amounts of high-resolution video over the Internet, the cost savings arising from the use of our high quality video should offer an increasing advantage over lower quality competitive technology.

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

          As multimedia content has proliferated on the Internet, manufacturers of mobile devices such as cell phones and personal media players (PMPs) have expanded their product lines to support playback and creation of that content. As noted above, in general, manufacturers have two options to add multimedia support to their devices. They can use either a specialized chip that has multimedia support hard-wired into it (RTL) or a more powerful DSP that can run software to provide the necessary multimedia functions. Hardware implementations that require RTL designs such as ours offer a number of advantages over DSPs with software layers:

●	RTLs are cheaper to produce in high volumes;

●	They use less energy, which prolongs battery life of mobile devices;

●	They produce less heat, which has important implications for, among other things, circuit design; and

●	They allow for simultaneous encoding and decoding of HD video content.

But there are also disadvantages to hardware implementations of multimedia tools:

●	Initial implementation costs are high; and

●	Hardware implementations are generally not upgradeable.

Similarly, software-upgradable DSPs offer certain advantages:

●	Modifying software to operate on a DSP is easier and less expensive then implementing the software in hardware, reducing initial project costs and speeding deployment;

●	DSPs do not require costly re-designs and re-tooling to operate new software; and

●	They are more easily upgradeable.

But they also have certain disadvantages:

●	Per-chip costs are higher than pure hardware solutions as volumes increase; and

●	The increased processor power required to operate diverse software increases heat and power consumption.

          Manufacturers that want to maintain the ability to upgrade mobile devices and PMPs to support new multimedia software may opt for DSPs rather than hardware solutions, which could impact our business of licensing hardware codecs. Nevertheless, we believe that even if manufacturers do choose to use DSPs in their devices, it is likely that many will continue to implement hardware codecs alongside the DSPs to take advantage of the efficiency of those hardware implementations. In addition, support for DSPs on multimedia devices would have the benefit of making those devices more easily upgraded to new generations of our proprietary codecs. We are continuing to monitor this trend and make the adjustments to our business model necessary to address changing markets.

Our Technology, Products and Services

          We have designed our software technology to deliver the highest-quality video at the lowest possible data rates and to encode (compress) and decode (decompress) video on comparatively low-powered chips suitable for consumer electronics products. We currently develop and license a number of products related to our video codecs.

          We also develop and license a number of products used for encoding video in the Adobe Flash video format, which is used in Flash video players. We market these products, which include software packages for end users and software development kits for use by developers, as part of our Flix product line. The licensing of our Flash encoding products has accounted for 27%, 41%, and 64% of our revenue for the fiscal years ended December 31, 2008, 2007, and 2006, respectively.

          Finally, our On2 Finland embedded product line consists of hardware (RTL) and software implementations of video and audio codecs that are largely intended to be operated on mobile cellular devices. The On2 Finland products are highly optimized and efficient designs aimed at minimizing both implementation costs and energy usage on devices.

VP6 Codec

          We launched the Beta version of our VP6 series of codecs in May 2003 and the official version in October 2003, and we have since released updated versions VP6.1 and VP6.2. VP6 represented a significant improvement over its predecessors, offering a 40% improvement in image quality and a 50% increase in playback speed over the previous version of On2’s technology, VP5. VP6 improved upon all the features contained in VP5 and supports real-time encoding at full D1 resolution. Because Adobe/Macromedia is currently using VP6 in its Flash 8 video format, VP6 has become our most widely-deployed technology. Because of VP6’s broad use, and despite the fact that it is not our latest technology, we continue to make improvements to the VP6 technology. It also consistently outperforms Windows Media 9 based on tests of Peak Signal-to-Noise Ratios (PSNR) measured at data rates ranging from dial-up (28.8 Kbps) to DVD and HD (6 to 8 Mbps). Since our introduction of VP6, we have ported it to the following digital signal processors (DSPs) across a range of resolutions: Texas Instruments’ TMS320C64x, Analog Devices’ Blackfin, ARC International’s ARCTangent, Equator Technologies’ MAP-CA and the ARM 7 and ARM 9.

VP7 Codec

          We introduced the official version of our VP7 codec in early March 2005. Like prior versions of the codecs, VP7 shows a marked improvement over its predecessors, producing up to a 30% image quality improvement over VP6. Like its predecessor, in objective PSNR tests, VP7 shows better performance than its main competitors, including Windows Media 9, Real 10, and MPEG-4-compatible codecs at data rates ranging from dial-up (28.8 Kbps) to DVD and HD. In addition, VP7 regularly outperforms all but the best implementations of H.264 across data-rates and is highly competitive with the most advanced H.264 implementations. As with VP6, VP7 also supports real-time encoding at full D1 resolution. We have made significant progress – much of it in 2006 – in having VP7 implemented on DSPs, and VP7 currently operates on a number of chips across a range of resolutions.

VP8 Codec

          In September, 2008 we introduced the newest version of our codecs – VP8. Like its predecessors, VP8 offers considerable advances in our codecs with increased quality and lower complexity than VP7. VP8 is designed specifically to be easily implemented in hardware and on ARM processors that are commonly used in mobile handsets. It efficiently uses all the cores available on today’s multi-core systems and extends our performance advantage over all of our main competitors, including Windows Media 9, Real 10, and all of the MPEG-4-compatible codecs at data rates ranging from dial-up (28.8 Kbps) to DVD and HD.

Integrations of On2 Codecs on Chips

          VP6, VP7 and earlier generations of On2’s codecs have been ported onto a variety of digital signal processing chips (DSPs) and other integrated circuits. DSPs, video chips (video ICs), and systems-on-a chip (SOCs) are the computer processing chips and components frequently used in consumer products such as DVDs, portable media players, mobile phones, set-top boxes and personal digital assistants. The VP6 and VP7 decoders currently run on a wide range of DSPs at various resolutions, and the VP6 encoder operates on several DSPs as well. We and several third parties are also working to port the VP6 and VP7 decoders and encoders to a number of DSPs and other chips. Our recent high-profile implementations by Adobe/Macromedia, Skype and others have greatly increased the incentive for chip manufacturers to quickly implement our codecs on their chips. We believe that by porting to these platforms, we will facilitate the use of On2’s codec in mobile phones, portable media players, set-top boxes and other consumer device deployments where the availability of low-cost chips is important. Because we only recently released VP8, we have not yet ported it to the same range of chips as we have our VP6 and VP7 technologies. We have successfully ported VP8 to the ARM 9 processor, however, and anticipate that we can take advantage of much of the work we have done in porting VP7 to numerous chips, thus potentially reducing the time required to port VP8 to those chips.

Flix Product Lines and Services

          In 2005, we entered the business of selling video encoding software that allows users to encode video in the Adobe Flash 8 format, which uses On2’s VP6 technology. The licensing of our Flash encoding tools accounted for 27%, 41%, and 64% of our revenue for the fiscal years ended December 31, 2008, 2007, and 2006, respectively.

          We launched our encoding software business as part of our strategy to capitalize on our customers’ successful deployments of products that incorporate our technology. In particular, we believed that the inclusion of our technology in the widely-distributed Adobe Flash player represented a significant opportunity for us. We acquired the Flix line of Flash encoding software from Wildform, Inc. to further our plan for rapidly establishing a significant business of marketing Flash encoding tools. We now license the following applications targeted at different market segments:

●	Flix Pro – an application targeted at web developers for encoding and transcoding video for delivery over the Internet to either Flash or JavaFX players;

●	Flix Publisher – a set of web browser plug-ins that enable live capture, encoding, and transcoding of video along with posting on web sites or live streaming via the Adobe ® Flash® Media Server;

●	Flix Engine – a backend server side transcoding platform used by a large number of video sites to repurpose their video for playback over the Internet and devices;

●	Flix DirectShow SDK – a set of libraries that enable software vendors to create edit and deliver video content for Flash or JavaFX; and

●	Flix Cloud, our pay-as-go hosted service that enables broadcasters, UGC sites, content owners and providers to encode their video files.

          We believe that the prospects for our Flix encoding business are closely related to the success of Adobe’s Flash player and Sun’s JavaFX player. Although the increasing worldwide adoption of Flash and JavaFX players may not ensure the success of our Flash encoder business, the failure of either of these initiatives would almost certainly have a serious, negative impact on our sales of encoding software.

Hantro™ 8190 Video Decoder

          The Hantro 8190 multi-format hardware provides format and resolution support to enable many types of video applications. The 8190 is significantly more power efficient than any commercially available DSP based solution and encompasses the latest in hardware design techniques to deliver improved performance and power utilization in a minimal silicon area. The 8190 utilizes dynamic clock gating, which de-activates the clock for functions when they are not required, thereby reducing power consumption. When combined with the Hantro 6280, the 8190 offers a full codec solution. The 8190 supports numerous formats including the H.263, Spark™, MPEG-4, H.264, VC-1 and JPEG. The 8190 supports resolutions from QCIF to 1080p.

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

Hantro 7280 Video Encoder

          The Hantro 7280 multi-format encoder core processes up to SXGAresolution video at 30 frames per second. The 6280 is designed for battery operated devices such as mobile phones and digital cameras. The 7280 combines ultra low power consumption with high resolution and broad format support. The 7280 incorporates a proprietary indexed full search motion estimation algorithm, which reduces clock cycle requirement without affecting video quality. When combined with the Hantro 8190 or the Hantro 7190, the 7280 offers a full codec solution. The 7280 supports numerous formats, including the H.263, MPEG-4, H.264 and JPEG and supports resolutions from QCIF to 720p.

Hantro 8270 Video Encoder

          The Hantro 8270 H.264 encoder core processes up to 1080p resolution video at 30 frames per second. The 8270 is designed for devices such as mobile phones, digital cameras, web cameras, and surveillance solutions. The 8270 incorporates a proprietary indexed full search motion estimation algorithm, which reduces clock cycle requirement without affecting video quality. When combined with the Hantro 8190 or the Hantro 7190, the 8270 offers a full codec solution. The 8270 supports H.264 simple, main and high profiles and JPEG still images.

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

Hantro 6200 H.264/AVC Encoder

          The Hantro 6200 encoder is fully optimized for ARM9 and ARM11 SIMD instruction sets. It may also be complied and further optimized for any typical mobile processor core such as Intel, ARC and MIPS when used as a pure ANSI C implementation the code. The 6200 supports four different encoding modes, allowing the optimal adaptation to available processing power. The 6200’s lowest encoding level has the least complexity and therefore places a minimal load on the CPU, whereas the highest level, providing the best video quality, has the highest requirement for CPU resources. The 6200 is delivered with On2 Finland’s standard Application Programming Interface (API) or an operating system specific interface implementation such as Symbian MDF, Microsoft DirectShow, and OpenMax IL.

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

Enhanced aacPlus Codec (HE AAC v.2)

          Provided by Coding Technologies, the Enhanced aacPlus audio codec is utilized for embedded application in resource limited environments while maintaining quality, performance and optimization. MPEG-4 aacPlus is the combination of three MPEG technologies including Advanced Audio Coding (AAC), Coding Technologies’ Spectral Band Replication (SBR) and Parametric Stereo (PS) technologies. SBR is a unique bandwidth extension technique which enables audio codecs to deliver the same quality at half the bit rate. PS significantly increases the codec efficiency a second time for low bit rate stereo signals. The supported platforms for the encoders include Win32, Linux, MacOS X, ARM, TI, Motorola and other DSPs.

Multimedia Application Development Platform

          The On2 Finland development platform enables the fast deployment of applications such as: local video player, network streaming player and camcorder by speeding application development, device integration and upgrades. The platform features a completely modular design and offers high level application programming interfaces and wrapper interfaces for user interface development and device integration. Reference platforms are available for Windows CE, Pocket PC, Windows Mobile 5.0, Nucleus, Palm OS, eLinux, ARM Linux and uCos (MicroC/OSII).

On2 Finland Embedded Development Services

          On2 Finland’s Embedded Development Services combines knowledge of hardware codec cores and experience in solving the challenges of multimedia integration and software development to help minimize project risk and realize target revenues faster.

Services

          In addition to licensing our software, we offer a variety of custom engineering and consulting services to our customers. Fees derived from engineering, consulting and support services accounted for 14%, 6%, and 8% of our revenue for the years ended December 31, 2008, 2007, and 2006, respectively. In particular, we offer the following services:

Custom Engineering and Consulting Services

          We provide custom engineering and consulting services designed to support customers or assist prospective customers in evaluating our software. Our engineering and consulting services generally consist of:

●	customizing our software to add a feature, user interface or other function requested by a customer;

●	porting and optimizing our technology platform and algorithm libraries onto chips and embedded devices, such as set-top boxes, mobile phones and other portable devices;

●	evaluating potential customer implementations of our software; and

●	providing technical support for existing customers.

Encoding

          In November 2008, we announced our partnership with Zencoder, LLC to deliver an on-demand video encoding service based on the Amazon EC2® virtual computing platform. This service, known as On2 Flix Cloud, combines web application components from Zencoder LLC with On2 Flix Engine SDK software to create an easy to use “pay as you go” service for broadcasters, UGC sites and content owners and providers. The service is designed to reduce cost barriers for customers who need enterprise-grade video transcoding but can’t or don’t want to invest thousands of dollars in the necessary physical infrastructure. Flix Cloud enables us to expand into the growing web services market, thereby expanding adoption of our video encoders and formats.

Research and Development

          Our research and development activities are primarily focused on advancing and expanding our core codec technology, improving the design, performance and quality of our digital electronic hardware, and improving on and expanding on our encoding and transcoding solutions. We devote significant research and development time implementing our software on various embedded processors and platforms and in new operating environments. These efforts have enabled us to provide quality video compression and decompression at lower broadband data rates (e.g., DSL) and narrowband data rates (e.g., dial-up and cell phone). Our research in new platforms or operating environments also regularly results in commercial products that may become a significant source of revenue. We believe that continued advances in our technology are key to the success of our business. Consequently, we devote a substantial portion of our resources to our research and development efforts. Research and development expenses, excluding equity-based compensation, for the years ended December 31, 2008, 2007, and 2006 were $10,736,000, $3,833,000, and $972,000, respectively.

Distribution Methods

          Our business consists of developing and marketing our software-based technology products, our digital electronic hardware designs and related services. We generally license our software to companies that will integrate the software with their products or distribute the software themselves in connection with their services, and we license our hardware video codec to companies that incorporate our technology into semi-conductors and devices. Our software customers usually download copies of software that they have purchased by online file transfer, although we will send them a CD-ROM containing the software at their request.

          We generally license our digital electronic hardware designs to manufacturers of computer chips and multimedia devices. We work closely with our embedded video customers to apply our hardware video codec to their application and license that embedded video solution to them. We usually provide our engineering and consulting services and our product support from our own facilities.

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

International

          We believe that we are well positioned to selectively expand our business into other countries. We have focused in particular on identifying and capitalizing on opportunities in Asia and Europe. To that end, in the past year we continued engagements with a number of overseas sales staff, contract agents, pre-sale support contractors and resellers, thus maintaining a significant number of staff focused on sales in Europe and Asia. In addition, we have continued to participate at international tradeshows and conferences. Despite our ongoing commitment to increase international sales, as part of our cost containment initiatives undertaken in 2008, we have reduced the number of sales and sales support staff located internationally and anticipate having a smaller presence or no presence at all at certain international tradeshows. While it is possible that these cost containment measures could have an impact on international sales, we believe that in the current operating environment we can continue to improve our international sales without maintaining regional sales resources or participating in certain regional tradeshows and other marketing events.

          For the years ended December 31, 2008, 2007, and 2006, foreign customers accounted for approximately 57%, 45%, and 40%, respectively, of total revenue. These customers were primarily located in Asia and increasingly in Europe and the Middle East after our acquisition of On2 Finland in late 2007.

          For the years ended December 31, 2008, 2007 and 2006 revenue for on-line sales and post contract customer support was approximately $1,060,000, $1,600,000 and $1,008,000, respectively

Europe

          Prior to our acquisition of On2 Finland, we did not have the same success in Europe that we had in Asia. On2 Finland has a well established market position in Europe and has close customer and partnership relationships with major phone and OEM vendors in Europe, as well as with leading wireless operators. For the year ended December 31, 2008, revenue generated from customers located in Europe and the Middle East was $3,257,000 with 46% from Finland, 9% from Luxemburg, and 7% from France. For the year ended December 31, 2007, revenue generated from customers located in Europe and the Middle East was $2,230,000 with 29% from Finland, 36% from the UK and France and 4% from Spain, and includes two months of revenue from On2 Finland. For the year ended December 31, 2006, revenue generated from customers located in Europe was $266,000 with 80% from the Netherlands, 12% from Italy and 8% from the UK.

Asia Pacific

          We believe that Asia, with its large populations of consumers and widespread adoption of mobile devices, is one of the strongest markets for our products. Our international sales and business development efforts have historically been primarily focused in this region. Our acquisition of On2 Finland resulted in a significant expansion of the resources we are devoting to sales and marketing in Asia, particularly in Japan, Korea, Taiwan and China, by giving us access to On2 Finland’s existing sales and pre-sales engineering support employees and consultants. In addition, over the past several years we have engaged regional marketing specialists and resellers operating in those territories. To date, we have signed reseller agreements for a number of Asian markets, including China, Japan, Korea, Hong Kong, and Taiwan. For the year ended December 31, 2008, revenue generated from customers located in Asia and the Pacific was $4,396,000, with 46% from Taiwan, 21% from Japan, 18% from South Korea and 8% from China. For the year ended December 31, 2007, revenue generated from customers located in Asia was $3,124,000, with 34% from Taiwan, 28% from Japan, 20% from South Korea, and 10% from China. For the year ended December 31, 2006, revenue generated from customers located in Asia was $1,868,000, with 31% from Japan, 42% from South Korea and 27% from China.

Location of Assets and Operations

          Prior to the acquisition of On2 Finland, all of our assets and operations were based within the United States, except for a research and development office located in the United Kingdom. On2 Finland has assets and operations located primarily in Finland, and has sales operations in Taiwan, China, and the United States.

Competition

          We believe that the principal competitive advantage of our code video compression technology is our ability to deliver video that is comparable or superior in quality to other compression technologies at significantly lower data rates. In the streaming video market, this attribute significantly reduces the amount of bandwidth necessary to deliver video of similar quality and allows our customers to realize a greater profit on their video delivery initiatives by:

●	lowering the amount of bandwidth required to deliver video;

●	delivering video to more users without increasing bandwidth; and

●	delivering good-quality video at lower data rates than those at which other video codecs can operate effectively.

Increased compression offers similar advantages in storage of video files, enabling customers to:

●	store video at a set resolution using less storage capacity than required by competitive compression software;

●	store more video at a set resolution in a given storage space than competitive compression software; and

●	store more video of a higher quality in a given storage space than competitive compression software.

          Our position as a developer of proprietary video codecs also offers several significant pricing advantages. First, because we are not bound by the pricing constraints placed on the standards bodies, we are able to vary our business terms to respond to our customers’ requests. Second, because we can offer both a license to the intellectual property underlying our technology as well as a codec that implements that technology, our customers do not have to pay multiple layers of licensing fees. In contrast, licensees of MPEG compression technology generally must acquire a license to patents from the MPEG consortium and then either acquire a license for a video codec or perform the codec implementation themselves at their own cost.

          We believe that the principal competitive advantage of our digital electronic hardware designs is that they require less power and less surface area than our competitors’ designs. In addition, our reputation for producing reliable products with good documentation and strong technical support is important to our competitive advantage in the embedded technology market.

          Our business is highly competitive and affected by rapid change. We believe that the principal competitive factors in our business include technological innovation, versatility of products, pricing, availability of content, ease of integration with and availability of use on low-cost processors, customer service, service offerings and the flexibility to adapt to changing market conditions. Our video compression technology competes with that of companies such as Microsoft and RealNetworks and with standards-based codecs such as MPEG-2, H.264, MPEG-4 and several codecs that position themselves as “MPEG-4-based.” Companies such as Apple, Inc. and DivX, Inc. also have popular players that they have derived from standards-based technology; Apple’s QuickTime® player is based on H.264, and DivX® uses a variant MPEG-4 and H.264.

          The size of our company and the fact that we have developed a proprietary, non-standards-based video codec both help and hinder our ability to compete.

          On the one hand, companies such as Microsoft and RealNetworks benefit from name recognition that we do not enjoy. Microsoft is also able to use its market power to support aggressive pricing on its products that compete with ours. There are a number of standards-based codecs with significant adoption, among them MPEG-2, H.264 and the less widely-adopted MPEG-4. In addition, Microsoft was instrumental in establishing a standard, named VC1, based on its Window Media 9 technology. There are numerous developers programming to those standards, and there are certain customers that prefer to license standards-based codecs. In addition, because of significant adoption of standards-based codecs and Windows Media 9, chip manufacturers have designed low-cost chips designed to operate with those codecs. The availability of a range of chips means that potential customers of standards-based codecs or Windows Media 9 may not have to incur added cost or experience delays if they choose to use those codecs in their products.

          On the other hand, we believe that our small size and proprietary products frequently are attractive to customers, especially overseas, that will seek to license our products not only because of their superior performance, but also because:

●
our products do not come from Microsoft or a consortium of conglomerates (such as those that own the core intellectual property used in the standards-based codecs), and we offer highly responsive, customized service befitting a company of our size and culture;

●	we offer flexible licensing terms that do not involve burdensome standards-based licenses and fee structures;

●
we license both the intellectual property underlying our compression technology and a full-featured codec implementing that technology, which means that customers do not have to incur additional development and/or licensing costs to produce a working codec; and

●	we are able to upgrade our technology regularly, because we do not have to submit proposed revisions to slow-acting standards committees.

Customers

          Our customers, and the potential customers of our resellers, fall into several categories. The customers for our video compression technology and Flix encoding software development kits typically are either software or hardware developers who want to enable their products to store or transmit digital video, or providers of online services that want to add video capabilities to their services. The customers who purchase our Flix encoding tools span the spectrum from individual users to business users, who range from small businesses to large enterprises, such as content providers, operators of UGC sites, and Internet advertising firms who may license single or multiple units of our end user products or copies of our SDKs for use in large-scale deployments. For our On2 Finland embedded technology business, we generally market our products either to chip companies who will use our technology to develop multimedia-enabled chips to be sold to mobile and device manufacturers, or to the mobile and device manufacturers themselves. Finally, the customers for our engineering services are generally customers of our video compression technology or our On2 Finland embedded technology who need assistance customizing that technology to work on a certain platform or need us to modify our software to work with their software. In addition, we have begun to provide a growing range of engineering services to customers who have requested customization of our Flix encoding software.

          For the year ended December 31, 2008 and 2007, there were no customers that accounted for more than 10% of the Company’s revenues. For the year ended December 31, 2006, one customer accounted for 10% of our revenue.

          As of December 31, 2008, one customer accounted for 29% of our gross accounts receivable. As of December 31, 2007, two customers accounted for 18% and 12% of gross accounts receivable. As of December 31, 2006, four customers accounted for 13%, 12%, 11% and 10% of total accounts receivable.

Intellectual Property

          We regard much of our technology as proprietary and try to protect it by relying on trademarks, copyrights, patents, trade secret laws and confidentiality agreements. We view our proprietary technology and intellectual property as critical to our success. We currently hold nine U.S. patents and have nine U.S. patent applications pending, and six international patent applications pending. On2 Finland currently has five U.S. patent applications pending, eight Finnish patents, one Finnish patent application pending, and six foreign (non-Finnish and non-U.S.) patent applications pending. We believe that the patents that are currently issued are material to our business and anticipate that our pending patents will also be important to us. While we try to ensure that the security of our intellectual property is maintained through these measures, there can be no assurance that our efforts to protect our proprietary rights will be adequate or that third parties will not infringe on our intellectual property. In addition, there can be no assurance that third parties will not assert infringement claims against us that, even if not meritorious, could be expensive and time-consuming for us and disruptive to our business.

          In our software license agreements with third parties, we seek to control access to and distribution of our technology, documentation and other proprietary information. Even with these precautions, someone else could conceivably copy or otherwise obtain and use our proprietary information without our authorization, or could develop similar technology independently. Effective trademark, copyright, trade secret and patent protection may not be available in every country in which our services are made available through the Internet, and policing unauthorized use of our proprietary information is difficult and expensive. In addition, some of our technology is protected as trade secrets for which government registration is not available. Our only means of protecting our trade secrets is to restrict scrupulously the disclosure of that information.

          In recent years, we have faced several efforts to produce open source versions of our software. These efforts involve attempts to evade our copyright and other intellectual property protection by developing software that works with our codec but that purports not to rely on our software code. The newly-developed software is then generally distributed under one of the common open source licenses, such as the GNU General Public License or Lesser General Public License. Although open source software that has been reverse engineered from proprietary software in a clean room environment (i.e., without reference to the proprietary source code) may shield the developer from liability for copyright infringement, it nevertheless may infringe a third party’s patent covering techniques used in the proprietary software. It has therefore become increasingly important for us to pursue patent protection for our technology, since we could demand that users of open source versions of our software acquire patent licenses from us.

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

          From time to time, we license from third parties technologies that are to be incorporated into some of our products and services. Historically, we have not required any material third party technology licenses. As we have entered into the Flash encoding business, however, we have found it necessary to license third-party software and patent rights to allow us to decode and encode video and audio files in a variety of formats. We cannot be certain that these third-party technology licenses will continue to be available on commercially reasonable terms, if at all.

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

Employees

          As of December 31, 2008, we had 106 full-time employees. Of that total, 73 were engineering and product development personnel, 13 were sales and marketing personnel and 20 were general and administrative personnel.

          Our employees located in Finland are represented by a labor union, and we consider our relationships with all of our employees to be good. We supplement our work force from time to time with contractors, administrative personnel furnished through employment agencies and part time employees.

Where You Can Find More Information About Us

          Our principal executive offices are located at 3 Corporate Drive, Suite 100, Clifton Park, New York 12065, and our telephone number at that location is (518) 348-0099. We file reports with the Securities and Exchange Commission (SEC), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports. Copies of our publicly-filed reports may be obtained by written request to our Secretary at the address given above. The public may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Additionally, information about us, including our reports filed with the SEC, is available through our website at http://www.on2.com. Such reports are accessible at no charge through our web site and are made available as soon as reasonably practicable after such material is filed with or furnished to the SEC. The contents of our website are not incorporated by reference into this Form 10-K.

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

Our recent acquisition of On2 Finland could expose us to new risks, disrupt our business, and adversely impact our results of operations.

          On November 1, 2007 we completed the acquisition of On2 Finland. The integration of On2 Finland may divert the attention of management and other key personnel from other core business operations, which could adversely impact our financial performance in the near term. Moreover, the integration of On2 Finland’s operations into our company will require expansions to our system of internal controls over financial reporting. Any failure to successfully operate and integrate On2 Finland could have an adverse effect on our operations.

Additional goodwill and other intangible assets reported on our balance sheet as a result of our acquisition of On2 Finland may become impaired at a future date and accordingly require us to record a loss in the amount of the impairment in our results of operations.

          During 2008, the global economy dramatically weakened, which, among other factors, has contributed to the continued underperformance of our On2 Finland business and a decline in our overall market value. Based on these circumstances, at September 30, 2008, the Company performed impairment reviews of its goodwill and intangible assets related to its On2 Finland business. The Company performed an analysis of the expected future cash flows of the business and based on the results of this evaluation, the Company determined that goodwill and other intangibles are impaired. Accordingly, the Company recorded an impairment charge during the quarter ended September 30, 2008, totaling $20,265,000 (goodwill) and $5,980,000 (intangible assets), to reduce their carrying value to an amount that is expected to be recoverable. During the quarter ended December 31, 2008, the global economy continued to weaken, which necessitated an additional impairment analysis. Based on the results of the additional evaluation, the Company has determined that goodwill and other intangibles are further impaired. Accordingly, the Company recorded an impairment charge during the quarter ended December 31, 2008, totaling $6,216,000 (goodwill) and $807,000 (intangible assets), to reduce their carrying value to an amount that is expected to be recoverable.

          Under generally accepted accounting principles, we will test the goodwill and other intangible asset amounts at regular intervals to determine whether the value of On2 Finland exceeds this amount. To the extent that it does not, we will be forced to make an additional corresponding reduction in the carrying value of its goodwill or other intangible assets, and will also be required to take a corresponding charge against earnings for the period in which we recorded the impairment. The size of any additional impairment could be significant, and could have a material adverse effect on the business and financial position of us, as well as on the trading price of its shares.

We may fail to realize the benefits expected from the business combination with On2 Finland, which could adversely affect the value of our common stock.

          The business combination involves the integration of On2 and On2 Finland, two companies that have previously operated independently. On2 and On2 Finland entered into the Share Exchange Agreement with the expectation that, among other things, the business combination would enable the combined company to consolidate support functions, leverage its research and development, patents and services across a larger base, and integrate its workforce, to create opportunities to achieve cost savings and to become a stronger and more competitive company. There can be no assurance that the combined company will actually realize these or any other anticipated benefits of the business combination.

          The value of our common stock may be affected by our ability to achieve the benefits expected to result from the business combination. The combined company currently operates in several countries, with a combined workforce of approximately 106 employees. Achieving the benefits of the business combination will depend in part upon meeting the challenges inherent in the successful combination and integration of global business enterprises of the size and scope of On2 and On2 Finland. The challenges involved in this integration include the following:

●
demonstrating to our customers that the business combination has not and will not result in adverse changes to our ability to address the needs of customers, or the loss of attention or business focus;

●	coordinating and integrating independent research and development teams across technologies and product platforms to enhance product development while reducing costs;

●	combining product offerings;

●	consolidating and integrating corporate, information technology, finance, and administrative infrastructures;

●	coordinating sales and marketing efforts to effectively position the capabilities of the combined company and the direction of product development; and

●	minimizing the diversion of management attention from important business objectives.

          The fact that we are integrating On2 and On2 Finland during a period of economic decline, market volatility, and credit market constriction may make these challenges even more difficult to manage. If we do not successfully manage these issues and the other challenges inherent in integrating businesses of the size and complexity of On2 and On2 Finland, then we may not achieve the anticipated benefits of the business combination and our revenues, expenses, operating results and financial condition could be materially adversely affected. For example, goodwill and other intangible assets could be determined to be further impaired which could adversely impact our financial results. The successful integration of the combined company businesses is likely to require significant management attention both before and after the completion of the business combination, and may divert the attention of management from our business and operational issues.

Uncertainties associated with the business combination may cause a loss of employees and may otherwise materially adversely affect our business and operations.

          Our future success will depend in part upon our ability to retain our key employees. In some of the fields in which we operate, there is only a limited number of people in the job market who possess the requisite skills. We have experienced difficulty in hiring and retaining sufficient numbers of qualified engineers in parts of our business. Current and prospective employees may experience uncertainty about their post-business combination roles with the combined company. This may materially adversely affect our ability to attract and retain key management, sales, marketing, technical and other personnel. In addition, key employees may depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the combined company following the share exchange. The loss of services of any key personnel or the inability to hire new personnel with the requisite skills could restrict our ability to develop new products or enhance existing products in a timely manner, to sell products to customers or to effectively manage our business.

We will face uncertainties related to the effectiveness of internal controls as a result of the business combination with On2 Finland.

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

          There can be no assurance that the integration of On2 Finland, and its internal control systems and procedures, will not result in or lead to a future material weakness in our internal controls, or that we or our independent registered public accounting firm will not identify a material weakness in our internal controls in the future. A material weakness in internal controls over financial reporting would require management and our independent public accounting firm to evaluate our internal controls as ineffective. If internal controls over financial reporting are not considered adequate, we may experience a loss of public confidence, which could have an adverse effect on its business and stock price.

In May 2008, our management identified three material weaknesses in our internal control over financial reporting and, as a result, has concluded that our internal control over financial reporting and our disclosure controls and procedures were ineffective as of December 31, 2007. Although we believe that we have remediated these material weaknesses, if that assessment proves to be incorrect, or if additional material weaknesses in our internal control over financial reporting are identified or develop, we may be unable to comply with our periodic reporting requirements, accurately report our financial results, detect fraud or comply with the requirements of Section 404 of the Sarbanes-Oxley Act which could have an adverse effect on our business and our stock price.

          Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the framework established in a report entitled Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon that assessment, our management concluded that our internal control over financial reporting was effective.

          As described in “Part II — Item 9A. Controls and Procedures” of this report, in May 2008, we identified three material weaknesses in our internal control over financial reporting as a result of which our CEO and CFO concluded that our disclosure controls and procedures were ineffective as of December 31, 2007, due to the conditions that led to the identification of the material weaknesses. These material weaknesses were identified by management during its assessment of the effectiveness of the Company’s internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 in connection with the preparation of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. As a result of these material weaknesses, our CEO and CFO also concluded that our internal control over financial reporting and our disclosure controls and procedures were ineffective as of December 31, 2007, due to the conditions that led to the identification of the material weaknesses.

          We have taken certain steps to remediate the identified material weaknesses. However, these steps may prove ineffective or we or our independent auditors may identify further material weaknesses or significant deficiencies in the future. If a material weakness exists as of a future period year-end (including a material weakness identified prior to year-end for which there is an insufficient period of time to evaluate and confirm the effectiveness of the corrections or related new procedures), our management will be unable to report favorably as of such future period year-end to the effectiveness of our internal control over financial reporting. If we are unable to assert that our internal control over financial reporting is effective in any future period, or if we continue to experience material weaknesses in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price and potentially subject us to litigation.

          Remedying any additional significant deficiencies or material weaknesses that we or our independent auditors may identify in the future may require us to incur significant costs and expend significant time and management resources. If we fail to timely remedy any additional material weaknesses or significant deficiencies that we or our auditors may identify, we may be unable to comply with our periodic reporting requirements, accurately report our financial results, detect fraud or comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 all of which could result in a loss of investor confidence in the accuracy, timeliness and completeness of our financial reports. In addition, we can give no assurance that our independent auditors will agree with our management’s assessment of the effectiveness of our internal control over financial reporting at that time. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our common stock could decline significantly, we may be unable to obtain additional financing to operate and expand our business, and our business and financial condition could be harmed.

Our failure to timely file certain periodic reports with the SEC poses significant risks to our business, each of which could materially and adversely affect our financial condition and results of operations.

          We did not timely file with the SEC this Annual Report on Form 10-K for the fiscal year ended December 31, 2007 or our Form 10-Q for the quarterly period ended March 31, 2008. Consequently, we were not compliant with the reporting requirements under the Exchange Act. Should we again be unable to timely file our periodic reports with the SEC, we may not be eligible to use a registration statement to offer and sell freely tradable securities, which prevents us from accessing the public capital markets. We could also be subject to delisting of our common stock by the NYSE Alternext US, Inc. (formerly known as the American Stock Exchange) or enforcement action by the SEC or shareholder lawsuits. Any of these events could continue to materially and adversely affect our financial condition and results of operations.

We may face additional risks and costs as a result of the restatement of our financial statements and the delayed filing of our annual report on Form 10-K for the fiscal year ending December 31, 2007.

          As a result of the restatement of our financial data for the quarters ended June 30, 2007 and September 30, 2007 and the delayed filing of our annual report on Form 10-K for the period ending December 31, 2007 and our quarterly report on Form 10-Q for the quarter ended March 30, 2008, we incurred substantial unanticipated costs for accounting and legal fees in connection with or related to the restatement. It is possible that we will become involved in proceedings in the future in relation to these restatements. In connection with such potential proceedings, any incurred expenses not covered by available insurance or any adverse resolution could have a material adverse effect on us. Any such proceedings could be time consuming and distract our management from the conduct of our business. Further, the measures we have implemented to strengthen our internal control over financial reporting continue to require and will likely require in the future greater management time, company resource and outside professional resources to implement and monitor.

Our success depends upon the continuing service and capabilities of our management team. The failure to retain existing management could have a material adverse effect on our business.

          Our success will be dependent on our continued ability to attract, retain and motivate highly skilled employees. Effective June 11, 2008, Bill Joll resigned as our CEO and as a member of our Board of Directors. On June 10, 2008, the Board of Directors appointed Matthew Frost, our EVP, Legal and Business Affairs, to serve as Interim Chief Executive Officer and Chief Operating Officer upon the resignation of Mr. Joll. The Board of Directors is currently conducting a search for a permanent CEO. Leadership transitions can be inherently difficult to manage and may cause disruption to our business or further turnover in our workforce or management team. The loss of services of one or more other members of senior management, or the inability to attract a qualified permanent CEO, would likely have a material adverse effect on our business. We are not protected by any key-man or similar life insurance in respect of any of our executive officers.

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

          Additionally, the current worldwide downturn makes it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and has caused U.S. and foreign businesses to slow spending on our products and services, which could delay and lengthen sales cycles. We cannot predict the timing, strength or duration of any economic recovery, worldwide, or in the wired and wireless communications markets. If the economy or the wired and wireless communications markets in which we operate continue to decline, our business, financial condition and results of operations will likely be materially and adversely affected.

          Our hardware designs involve extended product development efforts and require that we make judgments regarding future customer demand and industry trends. A prolonged downturn in the semiconductor industry may cause our customers to make decisions regarding the architecture and fabrication of their chips that may undercut some of the advantages of our hardware designs. Because our key customers include many of the world’s largest semiconductor designers and manufacturers that use the latest chip technology and fabrication plants, we may make certain design decisions in anticipation that the majority of our customers will use such advanced technology. A continued decline in the semiconductor industry may discourage customers from making investments in new technologies, thus potentially impacting the performance they can achieve with our designs or making our designs unacceptable for their semiconductor products.

The current depressed general economic and market conditions could cause decreases in the demand for our products, which could negatively affect our revenue and operating results.

          Downturns in general economic and market conditions such as those being experienced at present may result in customers postponing or canceling hardware or software purchasing decisions. If demand for our products decreases, our revenues may decrease and our operating results would be negatively impacted.

As our international business expands, we are increasingly exposed to various legal, business, political and economic risks associated with our international operations.

          We derive a substantial portion of our revenue from sales of products shipped to locations outside of the United States. In addition, On2 Finland, our wholly-owned subsidiary, manufactures a significant portion of its products outside of the United States and will be dependent on non-U.S. suppliers for many parts and services. We may also pursue growth opportunities in sales, design and manufacturing outside of the United States. Operations outside of the United States are subject to a number of risks and potential costs that could adversely affect revenue and results of operations, including:

●	political, social and economic instability;

●	fluctuations in currency exchange rates;

●	exposure to different legal standards, particularly with respect to intellectual property;

●	natural disasters and public health emergencies;

●	nationalization of business and blocking of cash flows;

●	trade and travel restrictions;

●	imposition of governmental controls and restrictions;

●	burdens of complying with a variety of foreign laws;

●	import and export license requirements and restrictions;

●	unexpected changes in regulatory requirements;

●	foreign technical standards;

●	difficulties in staffing and managing international operations;

●	international trade disputes;

●	difficulties in collecting receivables from foreign entities or delayed revenue recognition;

●	potentially adverse tax consequences;

●	changes in taxation and tariffs; and

●	fluctuations in currency exchange rates.

Fluctuations in foreign currency exchange rates could negatively impact our business, results of operations and financial condition.

          As an increasing proportion of our business may be denominated in currencies other than U.S. dollars, fluctuations in foreign currency exchange rates may have an adverse impact on our business, results of operations and financial condition. Our primary currency exposures are to the euro. These exposures may change over time as we change the geographic mix of our global business and as our business practices evolve. For instance, if we increase our presence in emerging markets, we may see an increase in our exposure to emerging market currencies, such as the Indian rupee. These currencies may be affected by internal factors and external developments in other countries. Also, our ability to enter into normal course derivative or hedging transactions in the future may be impacted by our current credit condition. Significant foreign exchange rate fluctuations could have a material adverse effect on our business, results of operations and financial condition.

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

Since our inception, we have incurred significant losses and negative cash flow from operations, and as of December 31, 2008, we had an accumulated deficit of approximately $183 million. On December 31, 2008 we had cash and investment reserves of approximately $4.3 million. During 2008, the company implemented a restructuring program, including a reduction of its workforce, a reduction in overhead costs, and the identification of one time charges for professional fees. Additionally, on January 28, 2009 the company notified its employees at On2 Finland that it intends to further reduce its personnel costs there through furloughs, terminations and/or moving some full-time employees to part-time. In accordance with Finnish law and the collective bargaining agreement covering most On2 Finland employees, the details of this plan to further reduce personnel costs in Finland are subject to final negotiations with the On2 Finland employee representative. Management estimates that the 2009 savings related to these cost-cutting measures and one time charges approximate $11.9 million. Although sales levels were weakened in the fourth quarter of 2008, we are continuing to focus our efforts on marketing our compression and video technology to strengthen the demand for our product and services.

          Additionally, On2 Finland may borrow funds up to a maximum of €450,000 ($634,000) under a line of credit as of December 31, 2008. To date, On2 Finland has not borrowed under the line. Given our cash and short-term investments of $4,289,000 at December 31, 2008, and the Company’s forecasted cash requirements, the Company’s management anticipates that the Company’s existing capital resources will be sufficient to satisfy our cash flow requirements for the next 12 months. We have based our forecasts on assumptions we have made relating to, among other things, the market for our products and services, economic conditions and the availability of credit to us and our customers. If these assumptions are incorrect, or if our sales are less than forecasted and/or expenses higher than expected, we may not have sufficient resources to fund our operations for this entire period. In that event, the Company may need to seek other sources of funds by issuing equity or incurring debt, or may need to implement further reductions of operating expenses, or some combination of these measures, in order for the Company to generate positive cash flows to sustain the operations of the Company. However, because of the recent tightening in global credit markets, we may not be able to obtain financing on favorable terms, or at all.

Our cost-cutting initiatives may be insufficient to ensure our continuing viability and may have a detrimental effect on our operations.

          During 2008, the company implemented a restructuring program, including a reduction of its workforce, a reduction in overhead costs and the identification of one time charges for professional fees. Additionally, in January 2009 the company notified its employees at On2 Finland that it intends to further reduce its personnel costs there through furloughs, terminations and/or moving some full-time employees to part-time. In accordance with Finnish law and the collective bargaining agreement covering most On2 Finland employees, the details of this plan to further reduce personnel costs in Finland are subject to final negotiations with the On2 Finland employee representative. Management estimates that the 2009 savings related to these cost-cutting measures and one time charges approximate $11.9 million. While we are confident that these measures will help improve the company’s cash flow, they may be insufficient to achieve the results that we expect, particularly in light of the current global economic conditions, and we may need to make even further reductions in costs. In addition, while we have attempted to identify cost reductions that have the least possible impact on our operations, we can’t offer any assurances that these reductions will not have a negative impact on our results of operations.

If we cannot generate sufficient positive cash flows from our operations, our operating results and our stock price may be negatively impacted.

          Prior to our acquisition of On2 Finland, On2 Finland did not generate sufficient revenues to offset its operating costs and On2 did not generate sufficient revenues to offset its operating costs during the period ended December 31, 2008. Moreover, as we continue to expand our product and service offerings to maintain our competitive advantage, we may be required to incur additional costs to hire and retain additional personnel, license complementary third party technology for use in our proprietary software or expand both our international and domestic presence to enter new markets. These costs may significantly increase our current level of monthly operating expenses. Failure to generate sufficient capital through both our revenue streams and financings may require us to execute additional corporate restructurings, scale back our product or service offerings or limit the markets into which we enter. Any of these items, or a combination thereof, could have a harmful effect on our operating results and our stock price.

A lack of investment capital will make it more difficult for us to obtain from third parties funds we may need to support our operations.

          We are an emerging company and have experienced significant operating losses and negative cash flows to date. We have funded our operations with a series of equity financing transactions, credit facilities and our operating revenue as we have moved towards achieving profitability. Given the economic downturn, which became more acute during the latter part of 2008, investor appetite for equity investments has been reduced, and investors who are willing to invest in emerging companies may demand terms offering greater returns than they had previously found acceptable. At the same time, credit markets have become more stringent, with fewer lenders making fewer loans, with more restrictive terms. Therefore, should we need further third party financing, it may not be available to us on acceptable terms, or at all. Should this occur, our financial condition and results of operation will likely be materially adversely affected.

Our stock price may fluctuate, which could result in losses on your investment in our stock.

          Fluctuations in the market price of our common stock may adversely affect our access to capital and financing and our ability to attract and retain qualified personnel. Historically, our common stock price has fluctuated widely, with a 52-week range as of February 16, 2009 of $0.18 to $1.16. We expect fluctuations to continue in the future for a number of reasons, including:

●	quarterly variations in our operating results;

●	competitive announcements;

●	the operating and stock price performance of other companies that investors may deem comparable to us;

●	news relating to trends in our markets; and

●	changes in financial estimates by securities analysts or failure to meet analyst estimates.

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

          We currently hold nine U.S. patents and have nine additional U.S. patent applications and six international patent applications pending. On2 Finland has five U.S. patent applications pending, eight Finnish patents, one Finnish and six foreign (non-Finnish) patent applications pending. However, we cannot assure you that any additional patents will be issued. Even if a new patent is issued, the claims allowed may not be sufficiently broad to protect our technology. In addition, any of our existing or future patents may be challenged, invalidated or circumvented. As such, any rights granted under these patents may not provide us with meaningful protection. We may not have foreign patents or pending applications corresponding to our U.S. patents and patent applications. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. If our patents do not adequately protect our technology, our competitors may be able to offer products similar to ours. Our competitors may also be able to develop similar technology independently or design around our patents. Some or all of our patents have in the past been licensed and likely will in the future be licensed to certain of our competitors through cross-license agreements. Moreover, because we have participated in developing various industry standards, we may be required to license some of our patents to others, including competitors, who develop products based on those standards.

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

          We cannot assure you that our efforts to prevent the misappropriation or infringement of our intellectual property or the intellectual property of our customers will succeed. We have in the past been engaged in litigation to enforce or defend our intellectual property rights, protect our trade secrets, or determine the validity and scope of the proprietary rights of others, including our customers. Such litigation (and the settlement thereof) can be very expensive and time consuming. Additionally, any litigation can divert the attention of management and other key employees from the operation of the business, which could negatively impact our business and results of operations.

We may be unable to attain required third party licenses.

          We occasionally license from third parties technologies that are to be incorporated into some of our products and services. As we continue to introduce new services that incorporate new technologies, we may be required to license additional technology from others. We cannot be sure that these third-party technology licenses will continue to be available on commercially reasonable terms, if at all.

Our use of open source software exposes us to certain risks.

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

With the acquisition of On2 Finland, we face intense competition in the semiconductor industry and the wired and wireless communications markets, which could reduce our market share in existing markets and affect our entry into new markets.

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

Changes in government regulation of the media and wireless communications industries may adversely affect our business.

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

Effects of anti-takeover provisions could inhibit potential investors or delay or prevent a change of control that may favor you.

          Some of the provisions of our certificate of incorporation, our bylaws and Delaware law could, together or separately:

●	Discourage potential acquisition proposals;

●	Delay or prevent a change in control; and

●	Limit the price that investors might be willing to pay in the future for shares of our common stock.

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

          The economy in the US and internationally deteriorated significantly during 2008. We may encounter difficulties in achieving sales if demand for our products and services decreases as a result of the poor economy. For example, our customers may reduce or defer purchases of our goods and services due to economic pressures they encounter, and some of our customers’ businesses may fail. Customers may also elect to develop products and services internally rather than purchasing them from us. We may also be forced to reduce the amounts we charge for our goods and services as competition becomes more intense in a tight market. Pressure on our customers may also result in their delaying payments due to us as they attempt to manage their cash flows or cause them to default on payments that they owe us. Although we have taken economic factors into consideration when making our internal sales and revenue projections, if economic conditions and the effect on our sales and collections are worse than we have anticipated, we may be unable to meet our sales and revenue expectations. In this case, we may suffer a material adverse effect on our financial condition and results of operation.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

          We do not own any real property. We lease approximately 14,000 square feet of space at 3 Corporate Dr., Suite 100, Clifton Park, New York where our principal executive, administrative and engineering offices are located, at an annual rental fee of approximately $195,000. This lease expires on August 31, 2014. We also lease small spaces in Cambridge, UK for an annual rental fee of $19,630 and in New York, New York for an annual rental fee of $16,500.

          The principal executive offices of On2 Finland, our subsidiary, are located in Oulu, Finland. On2 Finland leases approximately 17,000 square feet of space in Oulu, Finland, and pays an annual rental fee of approximately $392,000. This lease expires in January 2011. On2 Finland also leases office space in Finland for certain executives and certain sales managers in Espoo, Finland. On2 Finland pays an annual rent fee of approximately $26,000 for this 1,200 square feet space. This lease expired in August 2008 and we renewed it through April 2009, at which time it will terminate. On2 Finland also leases small office spaces in Taiwan for an annual rental fee of $19,000 and in Hong Kong for an annual rental fee of $41,000.

          Management believes these facilities are all in usable condition and that these facilities are sufficient to meet our needs for the immediate future and that we do not need to replace our facility in Espoo, Finland when our lease there terminates in April 2009. Management also believes that these facilities are adequately covered by insurance.

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

          On October 8, 2008, On2 filed an answer in which it denied the material assertions of the complaint and asserted various affirmative defenses, including that (i) On2 made the required Series D redemptions in full and on the dates agreed upon by the parties, (ii) On2 provided timely notice that it would pay redemptions in On2 common stock and that Islandia accepted all of the redemption payments on the dates made without protest, (iii) Islandia failed to timely assert its conversion rights under the terms of the Series D agreements and (iv) On2 duly paid the dividends owed to Islandia under the terms of the Agreement and Islandia accepted all dividend payments without protest. As of the date of this filing, the case was in the discovery phase of litigation.

          On2 believes this lawsuit is without merit and intends to vigorously defend itself against Islandia’s complaint. As of December 31, 2008, the Company has not recorded any provision associated with this complaint.

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

          Under those agreements, we licensed the source code to our video compression (codec) technology to Beijing E-World for use in Beijing E-World’s video disk (EVD) and high definition television (HDTV) products as well as for other non-EVD/HDTV products. We believe that the license agreements impose a number of obligations on Beijing E-World, including the requirements that:

●	Beijing E-World pay to On2 certain minimum quarterly payments; and

●	Beijing E-World use best reasonable efforts to have our video codec “ported” to (i.e., integrated with) a chip to be used in EVD players.

          On2 has previously commenced arbitration regarding the license agreements with Beijing E-World. In March 2005, the London Court of International Arbitration tribunal released the decision of the arbitrator, in which he dismissed our claims in the prior arbitration, as well as Beijing E-World’s counterclaims, and ruled that the license agreements remained in effect, and that the parties had a continuing obligation to work towards porting On2’s software to two commercially-available DSPs.

          Although a substantial amount of time has passed since the conclusion of the previous arbitration, the parties have nevertheless not completed the required porting of our software to two commercially available DSPs.

On2’s current arbitration claim alleges that, despite its obligations under the license agreements, Beijing E-World has:

●	failed to pay On2 the quarterly payments of $1,232,000, which On2 believes are currently due and owing; and

●	failed to use best reasonable efforts to have On2’s video codec ported to a chip.

          On2 has requested that the arbitrator award us approximately $5,690,000 in damages under the contract and grant it further relief as may be just and equitable.

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

Item 4.	Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

          Our common stock is traded on the NYSE Alternext US, Inc. (formerly known as the American Stock Exchange, or AMEX) under the symbol “ONT”. The following table sets forth for the fiscal periods indicated the high and low bid prices of our common stock, as reported on the NYSE Alternext US since January 1, 2006:

	High	Low
Fiscal Year 2008
First Quarter	$1.18	$0.81
Second Quarter	$1.06	$0.56
Third Quarter	$0.70	$0.31
Fourth Quarter	$0.41	$0.11

Fiscal Year 2007
First Quarter	$1.65	$1.02
Second Quarter	$3.99	$1.57
Third Quarter	$3.05	$1.00
Fourth Quarter	$1.71	$0.75

Fiscal Year 2006
First Quarter	$1.48	$0.70
Second Quarter	$1.08	$0.65
Third Quarter	$0.86	$0.55
Fourth Quarter	$1.26	$0.65

          There were approximately 287 stockholders of record of our common stock as of February 16, 2009.

          It is our current policy not to pay cash dividends and to retain future earnings to support our growth. Since our inception, we have not paid any cash dividends and we do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plan Information December 31, 2008
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	13,000	$0.14	4,732,000

Equity compensation plans not approved by security holders	—	—	—

Total	13,000	$0.14	4,732,000

Performance Graph

          The following graph compares the cumulative 5-year total return provided shareholders on On2 Technologies, Inc.’s common stock relative to the cumulative total returns of the AMEX Composite index and the RDG Software Composite index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on 12/31/2003 and its relative performance is tracked through 12/31/2008.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among On2 Technologies, Inc., The AMEX Composite Index
And The RDG Software Composite Index

* $100 invested on 12/31/03 in stock & index-including reinvestment of dividends.
Fiscal year ending December 31.

	12/03	12/04	12/05	12/06	12/07	12/08

On2 Technologies, Inc.	100.00	48.09	80.92	91.60	77.86	15.27
AMEX Composite	100.00	124.13	155.00	184.30	217.52	132.72
RDG Software Composite	100.00	110.69	109.48	125.50	146.24	86.68

          The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Recent Issuances of Unregistered Securities and Use of Proceeds from Unregistered Securities

Issuance of Common Stock in August 2006

          In August 2006, we completed the sale of 3,070,175 shares of our common stock at $0.57 per share. The sale of common stock raised gross proceeds for us of $1,750,000. The purchasers of these shares also received a warrant to purchase an aggregate of 2,302,632 additional shares of our common stock exercisable for a period of five years at an exercise price of $0.77 per share. On June 15, 2007, the exercise price was reduced to $0.69 per share. The offering was exempt from registration under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. The common stock and warrants were offered and sold to Midsummer Investment and Rockmore Investment, both of which are “accredited investors,” as that term is defined in Rule 501 of Regulation D, both of which are institutional investors, in compliance with Rule 506.

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

Acquisition of On2 Finland

          On May 22, 2007, we entered into a share exchange agreement with Nexit Ventures Oy, as the authorized representative of the holders of all outstanding equity securities, including outstanding share options, of On2 Finland. The share exchange was offered in reliance on the exemptions provided by Regulation S of the Securities Act and/or Section 4(2) of the Securities Act. The share exchange was completed in an “offshore transaction”, as defined in Rule 902(h) of Regulation S. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the share exchange. The investors were not U.S. persons, as defined in Regulation S, and were not acquiring the shares for the benefit of a US person. On November 1, 2007, we completed the acquisition of all of the share capital of On2 Finland. On2 Finland’s security holders each exchanged all of the outstanding capital shares of On2 Finland for a total consideration of $6,608,102 in cash and 25,438,817 shares of our common stock. In addition, we became obligated to issue an additional 12,500,000 shares of our common stock to the On2 Finland security holders because On2 Finland’s net revenue for the fiscal year 2007 exceeded €9,000,000. We issued these shares in July and August 2008. We filed a registration statement with the SEC on Form S-4 to register the exchange of all of the equity ownership of On2 Finland for shares of our common stock pursuant to the share exchange agreement.

Item 6.	Selected Financial Data.

          The following selected consolidated historical financial and other data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and the consolidated financial statements and the related notes thereto appearing elsewhere in this Form 10-K. The discussion of our results of operations for the year ended December 31, 2008 includes a full year of financial results of On2 Finland, and is consistent with generally accepted accounting principles, or GAAP. The discussion of our results of operations for the year ended December 31, 2007 includes the financial results of On2 Finland from November 1, 2007 (the date of acquisition), and is consistent with GAAP. The inclusion of these results renders direct comparison with results for prior periods less meaningful.

	For the years ended December 31,
	(in thousands, except per share data)
Statements of Operations Data	2008	2007	2006	2005	2004

Revenue	$16,268	$13,237	$6,572	$2,208	$3,028
Total operating expenses	68,144	16,649	10,162	6,497	6,518

Loss from operations	(51,876)	(3,412)	(3,590)	(4,289)	(3,490)

Interest and other income (expense), net	670	(3,467)	(1,226)	(284)	47

Provision for income taxes	—	25	30	32	2

Net loss	(51,206)	(6,904)	(4,846)	(4,605)	(3,445)

Convertible preferred stock deemed dividend	—	—	68	2,844	120
Convertible preferred stock 8% dividend	—	82	285	325	57
Accretion of costs associated with the Series D Preferred Stock	—	—	—	175	14

Net loss attributable to common stockholders	$(51,206)	$(6,986)	$(5,199)	$(7,949)	$(3,636)

Basic and diluted net loss attributable to common stockholders per common share	$(0.30)	$(0.06)	$(0.05)	$(0.09)	$(0.05)

	December 31,
Balance Sheet Data	2008	2007	2006	2005	2004
Cash and cash equivalents	$4,157	$9,573	$4,961	$3,976	$5,418
Working capital	(1,866)	13,246	5,268	4,179	5,466
Total assets	25,876	79,525	7,887	6,314	6,610
Convertible debentures	—	—	—	244	330
Capital lease obligations	692	42	53	26	43
Long-term debt	2,950	3,082	—	—	—
Series D redeemable convertible preferred stock	—	—	3,083	3,790	1,156
Convertible preferred stock	—	—	19	19	33
Common stock and APIC	198,089	196,158	125,566	120,695	115,663
Accumulated deficit and other comprehensive income (loss)	(183,771)	(130,586)	(124,552)	(119,350)	(111,400)
Total stockholders’ equity	14,318	65,572	1,033	1,364	4,296

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements, including the notes thereto, appearing elsewhere in this report.

Overview

          On2 Technologies is a developer of video compression technology and technology for enabling multimedia in resource-limited environments such as battery operated mobile handsets. We have developed a proprietary technology platform and video compression/decompression software (“codec”) to allow the efficient storage of high-quality video and delivery of that video at the lowest possible data rates over proprietary networks and the Internet to personal computers, wireless handsets, set-top boxes and other devices. In addition, through our subsidiary On2 Finland, we license hardware and software design that makes mobile video possible to mobile handset manufacturers. We also provide integration, customization and support services to enable high quality video and faster interoperability between devices. We offer a suite of products and services based on our proprietary compression technology and mobile video technology. Our service offerings include customized engineering, consulting services, technical support and high-level video encoding. In addition, we license our software products, which include video and audio codecs and encoding software, for use with video delivery platforms. We also license software that encodes video in the Adobe/Macromedia Flash 8 format; the Flash 8 format uses our VP6 video codec. We also license our hardware video codec to companies that incorporate our technology into the semi-conductors and devices.

On2 Finland Acquisition

          On November 1, 2007, we completed the acquisition of all of the share capital of On2 Finland. In this transaction, On2 Finland’s security holders exchanged all of the outstanding capital shares of On2 Finland for a total consideration of $6,608,102 (net of $233,673 received in February 2008) in cash and 25,438,817 shares of our common stock. The number of shares issued was determined on the basis of the volume weighted average price of On2’s common stock during the ten business days prior to the closing, with an upper limit of $2.50 per share and a lower limit of $1.50 per share. Because the closing share price as calculated pursuant to the foregoing formula was less than $1.50, we issued a set number of 25,438,817 shares, as specified in the share exchange agreement. We issued an additional 12,500,000 shares of our common stock to the On2 Finland security holders in July and August 2008 as required in the exchange agreement because On2 Finland’s net revenue for the fiscal year 2007 exceeded €9,000,000. The 37,938,817 shares issued represent 22% of our outstanding common stock as of December 31, 2008.

          During 2008, the weakening global economy, continued underperformance of our On2 Finland business and a decline in our overall market value necessitated that we review whether the value of our goodwill and intangible assets had been impaired. As a result of this review, the Company determined that impairment had occurred and recorded impairment charges in the third and fourth quarters of 2008 totaling $26,481,000 (goodwill) and $6,787,000 (intangible assets).

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

          In June of 1999, The Duck Corporation was merged with and into a wholly-owned subsidiary of Applied Capital Funding, Inc., a Delaware corporation and a public company whose name was concurrently changed to On2.com Inc. and subsequently changed to On2 Technologies, Inc. At that time, we had developed proprietary technology that enabled the compression, storage and streaming of high quality video signals over high bandwidth networks (i.e. broadband). On November 1, 2007, we acquired all of the issued and outstanding shares of capital stock of On2 Finland, which thereby became a wholly-owned subsidiary of On2. On2 Finland develops technology for enabling multimedia in resource-limited environments such as battery operated mobile handsets.

          To date, we have incurred substantial costs to create technology products and services. As of December 31, 2008, we had an accumulated deficit of $182,698,000. We will continue to incur costs to develop, introduce and enhance products and services, build brand awareness and expand our business. We may also incur significant additional costs related to technology, marketing or acquisitions of businesses and technologies to respond to changes in this rapidly developing industry. These costs may not correspond with any meaningful increases in revenues in the near term, if at all, and may therefore result in negative operating cash flows until such time as we generate sufficient revenues to offset such costs.

Critical Accounting Policies and Estimates

          This discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements that have been prepared under accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates. We have disclosed all significant accounting policies in Note 1 to the consolidated financial statements included in this Form 10-K. The consolidated financial statements and the related notes thereto should be read in conjunction with the following discussion of our critical accounting policies. Our critical accounting policies and estimates are:

●	Revenue recognition
●	Accounts receivable allowance
●	Equity-based compensation
●	Acquisition
●	Impairment of goodwill and other intangible assets

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

          Acquisitions. We are required to allocate the purchase price of acquired companies to the tangible and intangible assets acquired, liabilities assumed, and purchased in-process research and development (IPR&D) based on the estimated fair values. We use various models to determine the fair values of the assets acquired and liabilities assumed. These models include the discounted cash flow (DCF), the royalty savings method and the cost savings approach. The valuation requires management to make significant estimates and assumptions, especially with respect to long-lived and intangible assets.

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

          Impairment of Goodwill and Other Intangible Assets. We assess goodwill for impairment in accordance with SFAS 142, Goodwill and Other Intangible Assets, which requires that goodwill be tested for impairment on a periodic basis. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant management judgment to forecast future operating results, projected cash flows and current period market capitalization levels. In estimating the fair value of the business, we make estimates and judgments about the future cash flows. Although our cash flow forecasts are based on assumptions that are consistent with the plans and estimates we are using to manage our business, there is significant judgment in determining such future cash flows. We also consider market capitalization on the date we perform the analysis.

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

Results of Operations

          The discussion of our results of operations for the year ended December 31, 2008 includes a full year of financial results of On2 Finland, and is consistent with generally accepted accounting principles, or GAAP. The discussion of our results of operations for the year ended December 31, 2007 includes the financial results of On2 Finland from November 1, 2007 (the date of acquisition), and is consistent with GAAP. The inclusion of these results renders direct comparison with results for prior periods less meaningful. Accordingly, the discussion below addresses, where appropriate, trends we believe are significant, separate and apart from the impact of our acquisition of On2 Finland.

          Revenue. Our revenue for the years ended December 31, 2008, 2007 and 2006 was $16,268,000, $13,237,000, and $6,572,000, respectively, and was derived from the sale of software and hardware licenses, engineering, consulting and support services, license royalties and other services. The revenue for 2008 consists of $10,625,000 from On2 USA and $5,643,000 from On2 Finland. The fiscal year 2007 revenue of On2 Finland for the full fiscal year was $13,250,000 and $4,135,000 for November 1, 2007 to December 31, 2007. The decrease of the twelve month revenue is primarily attributable to an overall decrease in the market for RTL code. Our combined revenue increased $3,031,000 for the year ended December 31, 2008 as compared with 2007. The increase is primarily attributable to an increase in royalties earned of $1,462,000 and a full year of our Finland subsidiary which accounted for $1,508,000. As a percent of total revenue, license revenue decreased to 65% in 2008 from 78% in 2007, engineering services and support increased to 14% in 2008 from 7% in 2007. Royalties increased to 21% of revenue in 2008 from 14% in 2007.

          For the year ended December 31, 2008, license revenue was $10,494,000 of which our VPx licenses were $1,910,000, Flix licenses were $4,406,000 and On2 Finland licenses were $4,178,000. For the year ended December 31, 2007, license revenue was $10,445,000 of which our VPx licenses were $1,018,000, Flix licenses were $5,266,000 and On2 Finland licenses were $4,161,000 for November 1, 2007 to December 31, 2007.

          The following table sets forth the allocation of revenues, in terms of percentages, for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Licenses	65%	78%	83%
Engineering services and support	14%	7%	8%
Royalties	21%	14%	9%
Other	—	1%	—

Total	100%	100%	100%

          For the years ended December 31, 2008, 2007 and 2006, software licenses were the significant revenue stream and are expected to be our significant future revenue stream as we continue to provide these services and products to clients who deliver high quality video to proprietary networks, consumer electronic devices, wireless applications and IP-based end users.

OPERATING EXPENSES

Year ended December 2008 versus 2007:

          Our operating expenses consist of cost of revenues, research and development, sales and marketing, general and administrative, asset impairment and equity-based compensation expenses. Our operating expenses for the year ended December 31, 2008 were $68,144,000 compared with $16,649,000 for the year ended December 31, 2007.

          Cost of Revenue. Cost of revenue includes personnel and related overhead expenses, rent and related energy costs, consulting costs, fees paid for licensed technology, depreciation, amortization of purchased technology and certain other operating expenses. Cost of revenue was $4,154,000 for the year ended December 31, 2008, compared with $2,549,000 for the year ended December 31, 2007. Cost of revenue increased $1,605,000 for the year ended December 31, 2008 compared with 2007. The increase is primarily attributable to an increase of $2,546,000 for a full year of On2 Finland amortization and engineering costs as compared with two months in 2007, of which an increase in amortization accounted for $1,655,000 and an increase in engineering costs accounted for $891,000, partially offset by a decrease in the US engineering costs of $941,000 associated with a lower percentage of engineering time associated with products sold during the period.

          Research and Development. Research and development expenses (excluding equity-based compensation), includes personnel and related overhead expenses, rent and related energy costs and depreciation, associated with the development and pre-production of our products and services. Research and development expenses were $10,736,000 and $3,833,000 for the years ended December 31, 2008 and 2007, respectively. Research and development expenses increased $6,903,000 for the year ended December 31, 2008 compared with 2007. The increase is primarily attributable to an increase of $5,694,000 for a full year of On2 Finland research and development expenses as compared with two months in 2007, coupled with a higher percentage of the US engineering time dedicated to research and development projects, which amounted to $1,209,000. We believe that continued investments in research and development are necessary to improve our competitive advantage, and we will continue to invest in such costs as considered necessary.

          Sales and Marketing. Sales and marketing expenses (excluding equity-based compensation), consist primarily of salaries and related overhead costs and increases in year end bonuses, commissions, tradeshow costs, marketing and promotional costs incurred to create brand awareness and public relations expenses. Our sales and marketing expenses for the year ended December 31, 2008 were $7,095,000 compared with $4,272,000 for the year ended December 31, 2007. The increase of $2,823,000 is attributable to the sales and marketing costs from a full year of On2 Finland, as compared with two months in 2007, which accounted for $2,710,000 of the current year increase, and an increase of $113,000 from the US operations. We intend to continue to recruit and hire experienced personnel, as necessary, to sell and market our products and services.

          General and Administrative. General and administrative expenses (excluding equity-based compensation), consist primarily of salaries and related overhead costs for general corporate functions including legal, finance, human resources and management information systems. Also included are outside legal and professional fees, stock-listing and transfer fees, board fees, reserve for uncollectible accounts receivable and general liability and directors and officers’ liability insurance. Our general and administrative costs for the year ended December 31, 2008 were $11,228,000, compared with $5,200,000 for the year ended December 31, 2007. The increase of $6,028,000 is attributable to the general and administrative costs from a full year of On2 Finland, as compared with two months in 2007, which accounted for $2,195,000 of the current year increase, increases in legal and accounting fees of $2,623,000, of which $2,186,000 is related to the Audit Committee’s review of certain 2007 sales contracts in connection with the restatement, increase in consulting fees of $764,000 related to the Company’s compliance with Sarbanes-Oxley Section 404, and increases in salaries and related benefit costs.

          At December 31, 2008, we had approximately 106 full-time employees, as compared to approximately 114 full-time employees at December 31, 2007. This decrease is primarily the result of the cost savings implementation which was instituted in the 3rd quarter of 2008. We expect to hire employees as necessary in order to attain our strategic objectives.

          Asset Impairment. During 2008, the global economy dramatically weakened, which, among other factors, has contributed to the continued underperformance of our On2 Finland business and a decline in our overall market value. Based on these circumstances, at September 30, 2008, the Company performed impairment reviews of its goodwill and intangible assets related to its On2 Finland business. The Company performed an analysis of the expected future cash flows of the business and based on the results of this evaluation, the Company determined that goodwill and other intangibles are impaired. Accordingly, the Company recorded an impairment charge during the quarter ended September 30, 2008, totaling $20,265,000 (goodwill) and $5,980,000 (intangible assets), to reduce their carrying value to an amount that is expected to be recoverable. During the quarter ended December 31, 2008, the global economy continued to weaken, which necessitated an additional impairment analysis. Based on the results of the additional evaluation, the Company has determined that goodwill and other intangibles are further impaired. Accordingly, the Company recorded an impairment charge during the quarter ended December 31, 2008, totaling $6,216,000 (goodwill) and $807,000 (intangible assets), to reduce their carrying value to an amount that is expected to be recoverable.

          Equity-Based Compensation. In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) 123R, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations as an operating expense, based on their fair values on grant date. Prior to the adoption of SFAS 123R, we had accounted for stock based compensation using the intrinsic value method. We adopted the provision of SFAS No. 123R effective January 1, 2006, using the modified prospective transition method. Under the modified prospective transition method, non-cash compensation expense is recognized for the portion of outstanding stock option awards granted prior to the adoption of SFAS 123R for which service has not been rendered, and for any future stock option grants. Accordingly, periods prior to adoption have not been restated. We recognize share-based compensation cost associated with awards subject to graded vesting in accordance with the accelerated method specified in FASB Interpretation No. 28 pursuant to which each vesting tranche is treated as a separate award. The compensation cost associated with each vesting tranche is recognized as expense evenly over the vesting period of that tranche. Equity-based compensation costs for the year ended December 31, 2008 was $1,951,000, of which $288,000 is included in cost of revenue, $433,000 is classified as research and development, $204,000 is classified as sales and marketing and $1,026,000 is classified as general and administrative. During the year ended December 31, 2008, we recognized expense of $820,000 related to stock options issued to employees and $1,131,000 related to shares of restricted stock issued to directors and employees. Additionally, for the year ended December 31, 2008 our former President, Chief Executive Officer and Chairman was granted extensions on stock options, and we recorded $81,000 of compensation expense related to those extensions. Equity-based compensation costs for the year ended December 31, 2007 was $946,000, of which $151,000 is included in cost of revenue, $147,000 is classified as research and development, $157,000 is classified as sales and marketing and $491,000 is classified as general and administrative. During the year ended December 31, 2007, we recognized expense of $362,000 related to stock options issued to employees and $584,000 related to 1,099,000 shares of restricted stock issued to directors and employees.

          Other income (expense), net

          Interest income (expense), net primarily consists of interest incurred for capital lease obligations and long-term debt, offset by interest earned on the Company’s invested cash balances. Interest income (expense), net was $13,000 and $200,000 for the year ended December 31, 2008 and 2007, respectively. The decrease of $187,000 is primarily attributable to less cash on hand and a full year of results for On2 Finland, which carries more debt than the US.

           Other income (expense), net primarily consists of the change in the fair value of the warrant derivative liability, realized losses on marketable securities, and grant income. Other income (expense), net was $657,000 and $(3,666,000) for the years ended December 31, 2008 and 2007, respectively. The decrease in expense of $4,323,000 for the year ended December 31, 2008 is primarily a result of the elimination of the derivative liability in the second quarter of 2007 which accounted for $3,582,000, the elimination of a one-time fee for a warrant amendment in 2007, which accounted for $86,000, the sale of marketable securities at a loss in 2007, which accounted for $27,000, and income from a grant in 2008 from On2 Finland, which accounted for $663,000. The warrant derivative liability was recorded in connection with the August 2006 sale of common stock and warrants to a group of investors led by Midsummer Capital.

Year ended December 2007 versus 2006:

          Our operating expenses consist of cost of revenues, research and development, sales and marketing, general and administrative and equity-based compensation expenses. Our operating expenses for the year ended December 31, 2007 were $16,649,000 compared with $10,162,000 for the year ended December 31, 2006.

          Cost of Revenue. Cost of revenue includes personnel and related overhead expenses, rent and related energy costs, consulting costs, fees paid for licensed technology, depreciation, amortization of purchased technology and certain other operating expenses. Cost of revenue was $2,549,000 for the year ended December 31, 2007, compared with $2,328,000 for the year ended December 31, 2006. Cost of revenue increased $221,000 for the year ended December 31, 2007 compared with 2006. The increase is primarily attributable to an increase of $482,000 in amortization of the On2 Finland purchased technology, partially offset by a decrease in engineering costs associated with products sold during the period.

          Research and Development. Research and development expenses (excluding equity-based compensation), includes personnel and related overhead expenses, rent and related energy costs and depreciation, associated with the development and pre-production of our products and services. Research and development expenses were $3,833,000 and $972,000 for the years ended December 31, 2007 and 2006, respectively. The increase of $2,861,000 is primarily attributed to $1,955,000 in research and development expenses from On2 Finland coupled with a higher percentage of the US engineering time dedicated to research and development projects. We believe that continued investments in research and development are necessary to improve our competitive advantage, and we will continue to invest in such costs as we consider necessary.

          Sales and Marketing. Sales and marketing expenses (excluding equity-based compensation), consist primarily of salaries and related overhead costs and increases in year end bonuses, commissions, tradeshow costs, marketing and promotional costs incurred to create brand awareness and public relations expenses. Our sales and marketing expenses for the year ended December 31, 2007 were $4,272,000, compared with $1,093,000 for the year ended December 31, 2006. The increase of $3,179,000 is a $1,281,000 increase from 2006 from the US operations and $1,898,000 addition from On2 Finland. The $1,281,000 increase from the US operations is primarily attributable to an increase in commissions, personnel and related overhead expenses, consulting fees paid to independent sales representatives and marketing consultants, tradeshow fees, advertising and publicity costs. The $1,898,000 from On2 Finland is primarily from sales and marketing salaries and related benefits, commissions, tradeshow and publicity costs. We intend to continue to recruit and hire experienced personnel, as necessary, to sell and market our products and services.

          General and Administrative. General and administrative expenses (excluding equity-based compensation), consist primarily of salaries and related overhead costs for general corporate functions including legal, finance, human resources and management information systems. Also included are outside legal and professional fees, stock-listing and transfer fees, board fees, reserve for uncollectible accounts receivable and general liability and directors and officers’ liability insurance. Our general and administrative costs for the year ended December 31, 2007 were $5,200,000, compared with $4,384,000 for the year ended December 31, 2006. The increase of $816,000 is attributable to general and administrative costs from On2 Finland, our Finnish subsidiary, of approximately $800,000 and an increase in our bad debt reserve of $463,000. In addition, there were increases in consulting fees, audit fees and other professional fees, director’s fees, and Internet commerce fees. These increases were partially offset by a $839,000 decrease in legal fees in the year ended December 31, 2007 as compared to the same period in 2006 as a result of the internal investigation of the Company’s former CEO.

          At December 31, 2007, we had approximately 114 full-time employees as compared to approximately 37 full-time employees at December 31, 2006. This increase is primarily the result of the On2 Finland acquisition. We expect to hire employees as necessary in order to attain our strategic objectives.

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

          Other expense of $3,666,000 consists primarily of an expense of $3,582,000 for the change in the fair value of the warrant derivative liability. During June 2007, the Company entered into a Letter Agreement with Midsummer Investments Ltd. and Rockmore Investment Master Fund where the parties agreed to place a $0.41 per share floor on the base share price for subsequent dilutive share issuances and received consideration in the form of a decrease in the warrant exercise price, from $0.77 to $0.69. After execution of the Letter Agreement, the number of additional shares to be issued upon subsequent dilutive issuances was finite and the Company accordingly reserved for the issuance from its authorized common shares. The warrants were no longer considered a liability and the Company reclassified the warrant derivative liability of $5,911,000 to additional paid in capital.

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

Liquidity and Capital Resources

          At December 31, 2008, we had cash and cash equivalents and short-term investments of $4,289,000, compared with $15,094,000 at December 31, 2007. The decrease in cash and cash equivalents and short-term investments is primarily attributed to cash used in operations of $7,153,000, of which $2,186,000 was from the Audit Committee’s review of certain 2007 sales contracts in connection with the restatement, payments on short-term debt of $2,299,000 and payments on long-term debt and capital leases of $694,000. At December 31, 2008, we had negative working capital of $1,866,000, compared with positive working capital of $13,246,000 at December 31, 2007.

          Net cash (used in) provided by operating activities was $(7,153,000) and $357,000 for the years ended December 31, 2008 and 2007, respectively. The net cash used in operating activities during 2008 consisted principally of a net loss of $51,206,000, increase in other assets of $258,000, a decrease in accounts payable and accrued expenses of $314,000, offset by increases for depreciation and amortization of $3,233,000, equity-based compensation of $1,951,000, an asset impairment of $33,268,000, a decrease in accounts receivable, net of $4,537,000, an increases in insurance expense financed with a term loan of $73,000, a decrease in prepaid expenses and other current assets of $1,108,000 and an increase in deferred revenue of $309,000. The net cash provided by operating activities during 2007 consisted principally of increases for depreciation and amortization of $867,000, the change of the fair value of the warrant derivative liability of $3,582,000, a realized loss on marketable securities of $27,000, equity-based compensation of $946,000, and increases in accounts payable and accrued expenses of $1,949,000, and other assets of $9,000, expense recognized for the extension of warrants of $90,000, a decrease in accounts receivable, net of $88,000 and increases in insurance expense financed with a term loan of $82,000, partially offset by decreases resulting from a net loss of $6,904,000, deferred revenue of $345,000, and an increase in prepaid expenses and other current assets of $34,000.

          Net cash provided by (used in) investing activities was $5,026,000 and $(15,014,000) for the years ended December 31, 2008 and 2007, respectively. The increase in 2008 is primarily due to disposition of short-term investments of $23,074,000, offset by purchases of short-term investments of $17,685,000 and fixed asset purchases of $364,000. The net use in 2007 is primarily attributable to the acquisition of On2 Finland of $9,160,000, the purchase of short-term investments of $5,617,000 and increased purchases of property and equipment of $460,000, partially offset by the proceeds from the sale of marketable securities of $223,000.

          Net cash (used in) provided by financing activities was $(3,014,000) and $19,272,000 for the years ended December 31, 2008 and 2007, respectively. The decrease in 2008 is primarily attributable to payments on short-term debt of $2,299,000 and payments on long-term debt and capital leases of $694,000. The net proceeds in 2007 is attributable to the net proceeds from the sale of common stock of $13,903,000 and proceeds from the exercise of common stock options and warrants, net of $6,901,000, and partially offset by principal payments on capital leases and debt of $1,060,000.

          The Company currently has commitments for the next 12 months under operating lease arrangements. These arrangements consist primarily of lease arrangements for our office space in Clifton Park, Tarrytown and New York, NY, Cambridge, UK, Oulu and Espoo, Finland, Taiwan, and China. The aggregate required payments for the next 12 months under these arrangements are $724,000. Additionally, notwithstanding the above, our most significant non-contractual operating costs for the next 12 months are compensation and benefit costs, insurance costs and general overhead costs such as telephone and utilities.

          In our 2007 acquisition of On2 Finland we assumed $2.8 million in short-term borrowings and $3.5 million in long-term debt.

          At December 31, 2008 short-term borrowings consisted of the following:

          A line of credit with a Finnish bank for $736,000 (€500,000 at December 31, 2007). The line of credit expired in February 2008 and was paid in full and not renewed. Borrowings under the line of credit carried interest at the Euro Interbank Offered Rate (EURIBOR) plus 1% (total of 5.288% at December 31, 2007). The bank also required a commission payable at 1% of the loan principal. Borrowings were collateralized by substantially all assets of On2 Finland. The borrowings were also 50% guaranteed by the Finnvera plc (Finnvera plc is a specialized financing company which offers financing services to promote the domestic operation of Finnish businesses and is owned by the Finnish government), which required a commission payable at 2.85% on 50% of the loan principal. The outstanding balance on the line of credit was $-0- and $297,000 at December 31, 2008 and 2007, respectively.

          A line of credit with a Finnish bank for $634,000 (€450,000 at December 31, 2008). The line of credit has no expiration date. Borrowings under the line of credit bear interest at EURIBOR plus 1.25% (total of 4.243% at December 31, 2008). The bank also requires a commission payable at .45% of the loan principal. Borrowings are collateralized by substantially all assets of the On2 Finland. The outstanding balance on the line of credit was $-0- and $352,000 at December 31, 2008 and 2007.

          A factoring line of credit with a Finnish bank for the lesser of $2,195,000 (€1,490,000 at December 31, 2007) or 90% of eligible accounts receivable. The line of credit expired in February 2008 and was paid in full and not renewed. Borrowings under the line of credit carried interest at EURIBOR plus .95% (total of 5.238% at December 31, 2007). The borrowings were collateralized by 90% of eligible accounts receivable. The borrowings also had a 100% guarantee by the Finnvera plc, which required a commission payable at 2.15% to 2.95% of the loan principal. The outstanding balance on the line of credit was $-0- and $1,500,000 at December 31, 2008 and 2007, respectively. The carrying amount of accounts receivable of On2 Finland that served as collateral for borrowings totaled $1,820,000 at December 31, 2007.

          At December 31, 2008 long-term debt consisted of the following:

          Secured notes payable to a Finnish funding agency of $2,522,000, including interest at 1.75% (calculated as the Finnish bank base rate less 3%, minimum 1%), due at dates ranging from January 2009 to December 2011; $252,000 to a Finnish bank, including interest at the 3-month EURIBOR (3.29% at December 31, 2008) plus 1.1%, due March 2011, secured by a guarantee by the Finnish Government Organization, which also requires additional interest at 2.65% of the loan principal; and an unsecured note payable to a Finnish financing company of $176,000, including interest at the 6 month EURIBOR (3.37% at December 31, 2007) plus .5%, due March 2011.

          We have experienced significant operating losses and negative operating cash flows to date. We plan to increase cash flows from operations principally from increases in revenue. The Company’s plan to increase cash flows from operations relies significantly on increases in revenue generated from our compression and video codec technology services and products. During 2008, the company implemented a restructuring program, including a reduction of its workforce, a reduction in overhead costs, and the identification of one time charges for professional fees. Additionally, on January 28, 2009 the company notified its employees at On2 Finland that it intends to further reduce its personnel costs there through furloughs, terminations and/or moving some full-time employees to part-time. In accordance with Finnish law and the collective bargaining agreement covering most On2 Finland employees, the details of this plan to further reduce personnel costs in Finland are subject to final negotiations with the On2 Finland employee representative. Management estimates that the 2009 savings related to these cost-cutting measures and one time charges approximate $11.9 million. Although sales levels were weakened in the 4th quarter of 2008, we are continuing to focus our efforts on marketing our compression and video technology to strengthen the demand for our product and services.

          Additionally, On2 Finland may borrow funds up to a maximum of €450,000 ($634,000) under a line of credit as of December 31, 2008. To date, On2 Finland has not borrowed under the line. Given our cash and short-term investments of $4,289,000 at December 31, 2008, and the Company’s forecasted cash requirements, the Company’s management anticipates that the Company’s existing capital resources will be sufficient to satisfy our cash flow requirements for the next 12 months. We have based our forecasts on assumptions we have made relating to, among other things, the market for our products and services, economic conditions and the availability of credit to us and our customers. If these assumptions are incorrect, or if our sales are less than forecasted and/or expenses higher than expected, we may not have sufficient resources to fund our operations for this entire period. In that event, the Company may need to seek other sources of funds by issuing equity or incurring debt, or may need to implement further reductions of operating expenses, or some combination of these measures, in order for the Company to generate positive cash flows to sustain the operations of the Company. However, because of the recent tightening in global credit markets, we may not be able to obtain financing on favorable terms, or at all.

Off-Balance Sheet Arrangements

          The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Tabular Disclosure of Contractual Obligations

The following table summarizes our contractual obligations and other commitments as of December 31, 2008:

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Capital lease obligations	$692,000	$260,000	$323,000	$109,000	—
Long-term debt	2,950,000	1,148,000	1,802,000	—	—
Operating lease obligations	2,894,000	1,169,000	1,400,000	325,000	—

Total contractual obligations	$6,536,000	$2,577,000	$3,525,000	$434,000	—

Impact of Recently Issued Accounting Pronouncements

          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The implementation of SFAS No. 157 did not have a material effect on the Company’s consolidated financial position and results of operations.

          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The implementation of SFAS No. 159 did not have a material effect on the Company’s consolidated financial position and results of operations.

          In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, Business Combinations (“SFAS 141R”), which replaces SFAS No. 141, Business Combinations. SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

          In December 2007, the FASB issued Statement of Financial Accounting Standards No.160, Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests). SFAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, the Company would be required to report any noncontrolling interests as a separate component of consolidated stockholders’ equity. The Company would also be required to present any net income allocable to noncontrolling interests and net income attributable to the stockholders of the Company separately in its consolidated statements of operations. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 would have an impact on the presentation and disclosure of the noncontrolling interests of any non wholly-owned businesses acquired in the future.

          In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133. SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Specifically, SFAS 161 requires:

●	Disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation;
●	Disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;
●	Disclosure of information about credit-risk-related contingent features; and
●	Cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged. The Company is currently evaluating the impact of adopting SFAS No. 161 on its consolidated financial position and results of operations.

          In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. SFAS 162 is effective November 15, 2008. The Company is currently evaluating the impact of adopting SFAS 162 on its consolidated financial position and results of operations.

          In June 2008, the EITF reached a consensus in Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). This Issue addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in paragraph 11(a) of SFAS 133. EITF 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. The Company is currently in the process of evaluating the impact of the adoption of EITF 07-5 on its consolidated financial position and results of operations.

          In October 2008, The FASB issued FSP 157-3 “Determining Fair Value of a Financial Asset in a Market That is Not Active” (FSP 157-3). FSP 157-3 classified the application of SFAS No. 157 in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of FSP 157-3 did not have a material effect on the Company’s consolidated financial position and results of operations.

Limitation on Use of Net Operating Loss and Other Tax Credit Carry-Forwards

          At December 31, 2008, we had available net operating loss carry-forwards of $137,184,000 of which $96,543,000 is from the United States operations and $40,641,000 is from foreign operations. The net operating loss carry-forwards expire at various dates through 2028.

          The Company performed an analysis of the limitations on the use of its net operating losses under Section 382 of the Internal Revenue Code. It was determined that on June 7, 2000, the Company experienced an ownership change to which Internal Revenue Code Section 382 applied. Of the current $96,543,000 in the Company’s United States net operating loss carryforwards, $33,800,000 was incurred prior to the June 7, 2000 change date. The Company believes the entire pre-change net operating loss is available for use as of December 31, 2008. However, because the Company’s ability to utilize these net operating losses is in doubt, the Company maintains a full valuation allowance against their total net operating loss carryforward.

          As of December 31, 2008, no interest or penalties have been accrued or incurred. The Company files U.S. federal income tax returns, as well as filing various returns in states and applicable localities where it holds properties. The Company’s filed income tax returns are no longer subject to examination by taxing authorities for years before 2004.

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

          We do not currently have any material exposure to foreign currency risk, exchange rate risk, commodity price risk or other relevant market rate or price risks. However, we do have some exposure to fluctuations in interest rates due our variable rate debt and to currency rate fluctuations arising from our operations in Finland, and to a lesser extent in other parts of Europe and Asia. Our operations in Finland transact business both in the local functional currency and in U.S. Dollar. To date, we have not entered into any derivative financial instrument to manage foreign currency risk, and we are not currently evaluating the future use of any such financial instruments.

Item 8.	Financial Statements and Supplementary Data

          The consolidated financial statements required by this item are included in Item 15 of this report.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

          On July 28, 2008, the Audit Committee of our Board of Directors determined to dismiss Eisner LLP (“Eisner”) as On2’s independent accountant and to engage Marcum & Kliegman, LLP (“Marcum”) as On2’s independent account as successor to Eisner.

          Accordingly, acting through and with the approval of the Audit Committee, on July 31, 2008, we dismissed Eisner as our independent accountant, effective July 31, 2008, and engaged Marcum as our independent accountant, also effective July 31, 2008.

          Eisner’s reports regarding our financial statements for the 2006 and 2007 fiscal years did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles.

          During the period from January 1, 2006 through July 31, 2008, we had no disagreements with Eisner on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure that we and Eisner did not resolve. During the period from January 1, 2006 through July 31, 2008, no reportable events (as that term is defined in Regulation S-K, Item 304(a)(1)(v) promulgated by the Securities and Exchange Commission) occurred, except as follows:

          As we disclosed in On2’s 2007 Annual Report on Form 10-K (the “2007 Annual Report”), in the course of preparing our 2007 financial statements, certain information came to the attention of On2 (and through us to Eisner, in connection with its 2007 audit) that prompted us to initiate an independent review, conducted by the Audit Committee, concerning certain contracts with customers and the recognition of revenue that we had previously recognized in our financial statements for the quarters ended June 30, 2007 and September 30, 2007. This review (i) necessitated that we and Eisner delay completion of our 2007 audit and finalization of our 2007 Annual Report, (ii) led us to restate our quarterly financial statements for the quarters ended June 30, 2007 and September 30, 2007 and (iii) led us to identify three material weaknesses in our disclosure controls and procedures and internal control over financial reporting and prompted us to develop and implement appropriate remedial measures.

          The Audit Committee’s review and findings and the actions we have taken in response to the Audit Committee’s review are detailed in the 2007 Annual Report under Items 7, 9A and 1A, Amendment No. 1 to our Quarterly Report on Form 10-Q for quarterly period ended June 30, 2007, Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, our Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2008 and our Current Report on Form 8-K dated May 27, 2008, each of which is hereby incorporated into this Report on Form 10-K.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

(a)	Overview.

          In connection with the restatement of the Company’s condensed consolidated financial statements for the second and third quarters of 2007, the Company’s management identified three material weaknesses in our internal control over financial reporting and reported those to our Audit Committee. The material weaknesses, detailed in the Company’s Annual Report on Form 10K for the year ended December 31, 2007, were:

●
Revenue recognition procedures – Our controls were not adequate to ensure that revenue was properly recognized when it was earned because we did not maintain effective procedures for the consideration of the probability that revenue is collectible.

●
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

●
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

          (b) Evaluation of Disclosure Controls and Procedures:

          The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed in the reports that an issuer files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

          Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2008, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

          (c) Changes in Internal Controls over Financial Reporting:

          Except as noted below as part of our remediation initiatives, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

          (d) Remediation of Material Weakness in Internal Control over Financial Reporting

          As a result of our efforts beginning in the second quarter of 2008 to remediate the identified material weaknesses, we have taken certain steps set forth below to remediate the identified material weaknesses and have completed the implementation of our remediation measures. We believe that the actions we have taken have significantly improved our internal controls over financial reporting.

          To improve our internal controls over financial reporting, we have taken the following remediation measures:

          During the second quarter of 2008, we took the following remedial steps to address the material weakness in internal controls relating to the maintenance of an effective control environment tone at the top: (i) our Board of Directors sought and effective June 11, 2008, obtained the resignation of our former Chief Executive Officer, Bill Joll, from all positions with us and our subsidiaries, including as an officer, employee and director, although Mr. Joll served until September 30, 2008 as an advisor to the interim chief executive officer to effect a smooth transition of customer relationships and business development opportunities; (ii) on June 10, 2008, our Board of Directors appointed Matthew Frost, our EVP, Legal and Business Affairs, as Interim Chief Executive Officer and Chief Operating Officer; and (iii) we segregated the duties of our accounting personnel from our non-accounting personnel other than those whose involvement in accounting-related matters is specifically authorized. During the third quarter of 2008, we took the additional remedial step of establishing an independent third party ethics hotline so that employees can anonymously report violations of our Code of Ethics and other employee concerns, and communicated the hotline process to our employees. During the fourth quarter of 2008, we took the following additional remedial steps with regard to this material weakness: (i) our third party consultant on Sarbanes-Oxley compliance conducted training for our Interim CEO, CFO, General Counsel and other legal and accounting staff on corporate governance matters, including corporate ethics, and revenue recognition; and (ii) we revised our Code of Ethics to emphasize the importance of adherence to our policies and procedures relating to accounting and financial reporting and internal control of financial reporting and the availability of the ethics hotline for the reporting of violations of our Code of Ethics and other employee concerns.

          With regard to the identified material weakness in our revenue recognition procedures, specifically our procedures for assessing whether the collectibility of revenue is probable prior to recognition, we took the following remedial steps during the second quarter of 2008: (i) we revised the process that we and our operating subsidiary will follow in assessing whether the collectibilty of revenue is probable, as well as in determining that the other requirements for recognizing revenue have been met, so that this assessment occurs at the outset of the arrangement and is thereafter reviewed and confirmed in connection with our period end closing and financial statement preparation process; and (ii) we revised, formalized and expanded the documentation of the procedures we and our operating subsidiaries will follow with respect to assessing probability of collectibility, as well as determining that the other requirements for recognizing revenue have been met; including, specifically, enhancing and documenting our policy with respect to the types of information that can be used in establishing creditworthiness. During the fourth quarter of 2008, we took the following additional remedial steps with regard to this material weakness: (i) our third party consultant on Sarbanes-Oxley compliance conducted training for our Interim CEO, CFO, General Counsel and other legal and accounting staff on revenue recognition; and (ii) we adopted and communicated to our relevant staff a company policy setting forth acceptable customer payment terms and their importance in revenue recognition.

          In addition, in the first quarter of 2008, we added a certified public accountant to our accounting and financial reporting staff and during the third quarter of 2008, we filled a newly-added position to our accounting staff. The addition of trained staff has provided further assistance in the accounting department and has allowed other members of the accounting staff to devote more time to responsibilities connected with financial reporting.

          With respect to addressing the material weakness in the design and operation of our procedures for estimating our allowance for doubtful accounts, during the second quarter of 2008, we enhanced, formalized and documented our procedures for analyzing our accounts receivable from customers so that we can appropriately estimate the collectibility of receivables at the end of a period based on aging categories and information related to collection efforts and formalized and documented timely review of that information, and sign off on the recommended allowance for doubtful accounts, by senior management. During the third and fourth quarters of 2008, we implemented an accounting tool for use by our staff in quantifying the amount of a reserve to be taken with respect to doubtful accounts and communicated to our accounting staff the Company’s policies governing the calculation and recording of bad debt expenses.

          To generally improve upon the quality of our financial reporting, we have implemented additional remediation measures that improve the processes and procedures around the completion and review of quarterly management representation letters.

          At the direction of the Audit Committee, management in 2008 developed a detailed plan and timetable for the implementation of the foregoing remedial measures. The Audit Committee approved our remediation efforts and has monitored the implementation. As of the filing of this Report, our plan to remediate the material weaknesses in our internal control over financial reporting has been implemented. Under the direction of the Audit Committee, management will continue to review and test the effectiveness in our procedures on an on-going basis, and make necessary changes to the overall design of our internal control environment, as well as policies and procedures to improve the overall effectiveness of internal control over financial reporting.

          We believe that the steps we have taken have significantly improved our internal control over financial reporting. We are committed on an ongoing basis to repairing any internal control deficiencies that we identify, whether or not they rise to the level of a material weakness. We believe that with our remediation measures now finalized and fully implemented, we have addressed and corrected the identified material weaknesses and improved the overall effectiveness of our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances discontinue, certain of the remediation measures described above.

          Remediation generally requires making changes to how controls are designed and then adhering to those changes for a sufficient period of time such that the effectiveness of those changes is demonstrated with an appropriate amount of consistency. As of the filing of this Report, we have completed final testing of our internal controls relating to the identified material weaknesses.

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

          We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and its internal control over financial reporting procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

          Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the framework established in a report entitled Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon that assessment, our management concluded that our internal control over financial reporting was effective. Management reviewed the results of the assessment with our Audit Committee

(b)	Attestation Report of the Registered Public Accounting Firms

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of
The Board of Directors and Stockholders of
On2 Technologies, Inc.

We have audited On2 Technologies, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies or procedures may deteriorate.

In our opinion, On2 Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of On2 Technologies, Inc. as of December 31, 2008, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended and our report, dated March 10, 2009, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ Marcum & Kliegman LLP

Marcum & Kliegman LLP
New York, New York
March 10, 2009

Item 9B.	Other Information

          None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

                    The information as to directors, executive officers and corporate governance required by Items 401, 405 and 407(c)(3), (d)(4), and (d)(5) of Regulation S-K is set forth in the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K and is incorporated in this Form 10-K by reference.

Code of Ethics

          We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer and principal accounting officer or any person performing similar functions (the “Code of Ethics”). The Code of Ethics is available on our website at www.on2.com. The Code of Ethics is also available in print to any stockholder by making a written request to Tim Reusing, Secretary, On2 Technologies, Inc., 3 Corporate Drive, Suite 100, Clifton Park, New York 12065. If we ever were to amend or waive any provision of our Code of Ethics, we intend to satisfy our disclosure obligations with respect to any such waiver or amendment by posting such information on our Internet website set forth above rather than by filing a Current Report on Form 8-K with the SEC.

Item 11.	Executive Compensation

                    The information as to executive compensation required by Item 402 and paragraphs e(4) and e(5) of Item 407 of Regulation S-K is set forth in the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K and is incorporated in this Form 10-K by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

                    The information as to security ownership of certain beneficial owners and management and related stockholder matters required by Item 201(d) Item 403 of Regulation S-K is set forth the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K and is incorporated in this Form 10-K by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

                    The information as certain relationships and related transactions and director independence required by item 404 and Item 407(a) of Regulation S-K is set forth the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K and is incorporated in this Form 10-K by reference.

Item 14.	Principal Accounting Fees and Services.

                    The information as to principal accounting fees and services required by Item 9(e) of Schedule 14A is set forth the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K and is incorporated in this Form 10-K by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	1.	Consolidated Financial Statements:
	See Index to Consolidated Financial Statements on page F-1.

	2.	Consolidated Financial Statement Schedules:
	See Index to Consolidated Financial Statements on page F-1.

	3.	Exhibits:

Exhibits

          The exhibits listed in the Index to Exhibits, which appears below, are filed as a part of this annual report.

Incorporated by Reference

Exhibit Number	Exhibit Description	Form	Date Filed	Filed Herewith
2.1
Share Exchange Agreement, dated as of May 21, 2007, by and among the Company and Nexit Ventures Oy, as the Authorized Representatives of the holders of all outstanding equity securities of On2 Finland Products Oy
		8-K	May 22, 2007
3.1	Certificate of Incorporation of the Company	10-K	April 2, 2001
3.2	Bylaws of the Company	10-K	June 27, 2008
3.3	Amendment to Certificate of Incorporation (to increase authorized shares to 250,000,000)	10-K	June 27, 2008
3.4	Amendment of Bylaws	8-K	June 13, 2008
4.1	Securityholders Agreement, dated as of Dec. 1, 1999, between the Company and thirteen securityholders party thereto	10-K	March 30, 2000
4.2	Form of Investor Rights Agreement, dated as of Dec. 1, 1999,between the Company and each of nine investors	10-K	March 30, 2000
4.3	Form of Warrant issued to the investors party to the Investor Rights Agreement	10-K	March 30, 2000
4.4	Form of Investors’ Rights Agreement between the Company and the holders of Series C Preferred Stock, Series C-II Preferred Stock and Series C-III Preferred Stock	S-3	Dec. 8, 2000
4.5	Certificate of Designations for the Company’s Series C Preferred Stock	10-K	April 2, 2001
4.6	Certificate of Designations for the Company’s Series C-II Preferred Stock	10-K	April 2, 2001
4.7	Certificate of Designations for the Company’s Series C-III Preferred Stock	10-K	April 2, 2001
4.8	Form of Warrant issued to the holders of Series C, Series C-II and Series C-III Preferred Stock	10-K	April 2, 2001

Incorporated by Reference

Exhibit Number	Exhibit Description	Form	Date Filed	Filed Herewith
4.9	Common Stock Purchase Agreement, dated as of July 18, 2001 by and between the Company and Real.	SB-2/A	Sept. 13, 2001
4.10	Investor Rights Agreement, dated as of July 18, 2001, between Real and the Company	SB-2/A	Sept. 13, 2001
4.11	Indemnity Agreement, dated as of January 28, 2002, by and among The Travelers Insurance Company, Travelers Indemnity Company, and the Company	S-3	July 11, 2003
4.12	Investor’s Rights Agreement, dated as of January 29, 2001, between the Company and Abanat Limited	S-3	Oct. 1, 2003
4.13	Common Stock Purchase Warrant, dated as of August 24, 2006	8-K	August 25, 2006
10.1	License Agreement by and between the Company and Bevmax Office Centers 1560, LLC	10-K	March 15, 2006
10.2	Restated Lease Agreement by and between the Company and Sitterly Associates II	10-K	March 15, 2006
10.3	Separation and Consultancy Agreement by and between the Company and Douglas A. McIntyre, dated as of February 2, 2006	10-K	March 15, 2006
10.4	Employment Agreement, dated May 1, 2006, by and between the Company and Bill Joll	10-Q	May 5, 2006
10.5	Securities Purchase Agreement, dated as of August 24, 2006	8-K	Aug. 25, 2006
10.6	Registration Rights Agreement, dated as of August 24, 2006	8-K	Aug. 25, 2006
10.7	Stockholder Voting Agreement	8-K	Aug. 25, 2006
10.8	Asset Purchase Agreement (Confidential Treatment Requested as to Redacted Portions)	8-K/A	Nov. 17, 2006
10.9	Exhibit B [sic] to Asset Purchase Agreement (Form of Escrow Agreement)	8-K/A	Nov. 17, 2006
10.10	Exhibit C [sic] to Asset Purchase Agreement (Form of Support and Maintenance Agreement)	8-K/A	Nov. 17, 2006
10.11	Exhibit D [sic] to Asset Purchase Agreement (Form of Registration Rights Agreement)	8-K/A	Nov. 17, 2006
10.12	Employment Agreement, dated as of February 28, 2006, by and between the Company and Matt Frost	10-K	March 23, 2007
10.13	Letter Agreement between the Company and Midsummer Investment, Ltd., dated May 31, 2007	8-K	June 20, 2007
10.14	Letter Agreement between the Company and Rockmore Investment Master Fund, dated June 11, 2007	8-K	June 20, 2007
10.15	Form of Employment Agreement with Jim Bankoski	8-K	August 3, 2007

Incorporated by Reference

Exhibit Number	Exhibit Description	Form	Date Filed	Filed Herewith
10.16	Form of Employment Agreement with Paul Wilkins	8-K	August 3, 2007
10.17	Underwriting Agreement, dated October 17, 2007, between the Company and ThinkEquity Partners LLC and Merriman Curhan Ford & Co.	8-K	October 23, 2007
10.18	Form of Escrow Agreement, dated as of May 21, 2007 by and among the Company, Deutsche Bank and Nexit Ventures Oy, as authorized representative of the securityholders of Hantro Products Oy	DEFR14A	August 30, 2007
10.19	Form of Employment Agreement with Eero Kaikkonen	DEFR14A	August 30, 2007
10.20	Transition Agreement and General Release, dated June 10, 2008, between On2 Technologies, Inc. and Bill Joll	8-K	June 13, 2008
10.21	Employment Agreement dated September 15, 2008 between On2 Technologies, Inc. and Tim Reusing	10-Q	November 7, 2008
10.22	Employment Agreement dated October 17, 2008 between On2 Technologies, Inc. and Matthew C. Frost	8-K	October 22, 2008
10.23	Transition Agreement and General Release, dated January 16, 2009, between On2 Technologies, Inc. and Eero Kaikkonen	8-K	January 22, 2009
14	Code of Ethics			X
21	Subsidiaries			X
23.1	Consent of Marcum & Kliegman LLP			X
23.2	Consent of Eisner LLP			X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Action of 2002			X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Action of 2002			X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ON2 TECHNOLOGIES, INC.

By:	/s/ Matthew Frost
Matthew Frost
Interim Chief Executive Officer
(Principal Executive Officer)

Date: March 12, 2009

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anthony Principe	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2009
(Anthony Principe)

/s/ J. Allen Kosowsky	Chairman of the Board and Director	March 12, 2009
(J. Allen Kosowsky)

/s/ Mike Kopetski	Director	March 12, 2009
(Mike Kopetski)

/s/ Thomas Weigman	Director	March 12, 2009
(Thomas Weigman)

/s/ Michael J. Alfant	Director	March 12, 2009
(Michael J. Alfant)

/s/ Afsaneh Naimollah	Director	March 12, 2009
(Afsaneh Naimollah)

/s/ James Meyer	Director	March 12, 2009
(James Meyer)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of
The Board of Directors and Stockholders of
On2 Technologies, Inc.

We have audited the accompanying consolidated balance sheet of On2 Technologies, Inc. (the “Company”) as of December 31, 2008, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended. Our audit also included the consolidated financial statement schedule as of December 31, 2008 listed in the Index at Item 15(a). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of On2 Technologies, Inc. as of December 31, 2008, and the consolidated results of its operations and its cash flows for the year then ended in conformity with United States generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), On2 Technologies, Inc.’s internal control over financial reporting as December 31, 2008, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report, dated March 10, 2009, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Marcum & Kliegman LLP

Marcum & Kliegman LLP
New York, New York
March 10, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
On2 Technologies, Inc.

We have audited the accompanying consolidated balance sheet of On2 Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of On2 Technologies, Inc. and subsidiaries as of December 31, 2007, and the consolidated results of their operations and their consolidated cash flows for each of the years in the two-year period ended December 31, 2007 in conformity with U.S. generally accepted accounting principles.

In connection with our audits of the consolidated financial statements referred to above, we audited Schedule II - Valuation and Qualifying Accounts for each of the years in the two-year period ended December 31, 2007. In our opinion, this schedule, when considered in relation to the financial statements taken as a whole, present fairly, in all material respects, the information stated therein.

/s/ Eisner LLP

New York, New York
June 27, 2008

ON2 TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands, except par value and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$4,157	$9,573
Investments, at market	132	5,521
Accounts receivable, less allowance for doubtful accounts of $623 and $519 as of December 31, 2008 and 2007, respectively	2,730	7,513
Prepaid expenses and other current assets	439	1,492

Total current assets	7,458	24,099
Acquired software, net	2,212	10,333
Other acquired intangibles, net	5,276	7,144
Goodwill	9,099	37,023
Property and equipment, net	715	707
Capital leases, net	686	44
Other assets	430	175
Total assets	$25,876	$79,525
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,352	$1,433
Accrued expenses	4,368	4,820
Deferred revenue	2,133	1,887
Current portion of long-term debt	1,148	491
Short-term borrowings	63	2,198
Capital lease obligation	260	24

Total current liabilities	9,324	10,853
Capital lease obligation, excluding current portion	432	18
Long-term debt	1,802	3,082

Total liabilities	11,558	13,953

Commitments and contingencies (Note 11)	—	—

Stockholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized and -0- issued and outstanding	—	—
Common stock, $0.01 par value; 250,000,000 shares authorized; 171,769,000 and 170,475,000 shares issued and issuable at December 31, 2008 and 2007, respectively, and 171,769,000 and 157,975,000 outstanding at December 31, 2008 and 2007, respectively	1,718	1,705
Additional paid-in capital	196,371	194,453
Accumulated other comprehensive (loss) income	(1,073)	906
Accumulated deficit	(182,698)	(131,492)
Total stockholders’ equity	14,318	65,572
Total liabilities and stockholders’ equity	$25,876	$79,525

See accompanying notes to consolidated financial statements

ON2 TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Years Ended December 31,
	2008	2007	2006
	(In thousands, except per share data)

Revenue	$16,268	$13,237	$6,572

Operating expenses:
Costs of revenue (1)	4,154	2,549	2,328
Research and development (2)	10,736	3,833	972
Sales and marketing (2)	7,095	4,272	1,093
General and administrative (2)	11,228	5,200	4,384
Asset impairments	33,268	—	—
Equity-based compensation:
Research and development	433	147	98
Sales and marketing	204	157	103
General and administrative	1,026	491	1,184

Total operating expenses	68,144	16,649	10,162

Loss from operations	(51,876)	(3,412)	(3,590)

Other income (expense), net
Interest income (expense), net	13	200	78
Other income (expense), net	657	(3,667)	(1,304)
Total other income (expense), net	670	(3,467)	(1,226)

Loss before income taxes	(51,206)	(6,879)	(4,816)

Income tax expense	—	25	30

Net loss	(51,206)	(6,904)	(4,846)

Convertible preferred stock deemed dividend	—	—	68
Convertible preferred stock 8% dividend	—	82	285

Net loss attributable to common stockholders	$(51,206)	$(6,986)	$(5,199)

Basic and diluted net loss attributable to common stockholders per common share	$(0.30)	$(0.06)	$(0.05)

Weighted average basic and diluted common shares outstanding	171,231	121,561	96,642

(1)	Includes equity-based compensation of $288,000, $151,000 and $169,000 for the years ended December 31, 2008 2007 and 2006, respectively.
(2)	Excludes equity-based compensation, which is presented separately.

See accompanying notes to consolidated financial statements

ON2 TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(In thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity

	Shares	Amount	Shares	Amount		Shares	Amount

Balance at January 1, 2006	1,849	$19	92,295	$923	$119,772	—	$—	$(43)	$(119,307)	$1,364
Net loss	—	—	—	—	—	—	—	—	(4,846)	(4,846)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(3)		(3)
Comprehensive loss										(4,849)
Issuance of common stock in connection with the exercise of stock options	—	—	1,745	17	924	—	—	—	—	941
Issuance of common stock in connection with the exercise of warrants	—	—	202	2	125	—	—	—	—	127
Issuance of common stock to employees and consultants as compensation	—	—	25	—	16	—	—	—	—	16
Issuance of common stock in connection with the Wildform Support and Services Agreement	—	—	280	3	255	—	—	—	—	258
Issuance of common stock in connection with the conversion of Series A secured convertible debentures	—	—	2,232	22	228	—	—	—	—	250
Issuance of common stock in connection with the conversion and redemption of Series D convertible preferred stock	—	—	1,017	10	697	—	—	—	—	707
Issuance of common stock in connection with the payment of interest on the Series A secured convertible debentures	—	—	5	—	5	—	—	—	—	5

ON2 TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(in thousands)
					Additional Paid-in Capital			Accumulated Other Comprehensive Income (Loss)		Total Stockholders’ Equity
	Convertible Preferred Stock		Common Stock			Treasury Stock
									Accumulated Deficit
	Shares	Amount	Shares	Amount		Shares	Amount
Issuance of common stock in connection with the payment of dividends and dividends accrued on the Series D convertible preferred stock	—	—	387	4	287	—	—	—	(285)	6
Issuance of common stock in connection with sale of common stock and warrants	—	—	3,070	31	398	—	—	—	—	429
Deemed dividend on Series D convertible preferred stock	—	—	—	—	68	—	—	—	(68)	—
Expiration of January 2006 warrant extension	—	—	—	—	135	—	—	—	—	135
December 2006 warrant extension	—	—	—	—	106	—	—	—	—	106
Compensation expense associated with the issuance and extension of stock options and restricted stock grants	—	—	—	—	1,538	—	—	—	—	1,538
Balance at December 31, 2006	1,849	$19	101,258	$1,012	$124,554	—	—	$(46)	$(124,506)	$1,033
Net loss	—	—	—	—	—	—	—	—	(6,904)	(6,904)
Foreign currency translation adjustment	—	—	—	—	—	—	—	952	—	952
Comprehensive loss	—	—	—	—	—	—	—	—	—	(5,952)
Proceeds from sale of common stock, net of offering costs of $1,048,000	—	—	14,950	150	13,753	—	—	—	—	13,903
Exercise of stock options	—	—	2,139	21	1,407	—	—	—	—	1,428
Cashless exercise of stock options	—	—	1,840	18	1,223	—	—	—	—	1,241
Cashless exercise of warrants	—	—	27	—	—	—	—	—	—	—
Exercise of warrants	—	—	5,460	55	5,418	—	—	—	—	5,473
Warrant amendments	—	—	—	—	90	—	—	—	—	90
Deferred financing costs charged on exercise of extended warrant	—	—	—	—	(106)	—	—	—	—	(106)
Issuance of restricted stock to employees and directors as compensation	—	—	657	7	(7)	—	—	—	—	—
Issuance of common stock in connection with the conversion of Series C-IV convertible preferred stock	(1,849)	(19)	3,072	31	(12)	—	—	—	—	—

ON2 TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(in thousands)
								Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock
	Shares	Amount	Shares	Amount		Shares	Amount
Issuance of common stock in connection with the conversion of Series D convertible preferred stock	—	—	3,891	39	3,044	—	—	—	—	3,083
Issuance of common stock in connection with the payment of dividends and dividends accrued on the Series D convertible preferred stock	—	—	78	1	101	—	—	—	(82)	20
Write off of the warrant derivative liability	—	—	—	—	5,911	—	—	—	—	5,911
Issuance and shares issuable of common stock for the acquisition of the outstanding stock of On2 Finland Products Oy	—	—	37,939	379	39,836	—	—	—	—	40,215
Compensation expense associated with the issuance of stock options and restricted stock grants	—	—	—	—	946	—	—	—	—	946
Purchase of treasury stock	—	—	—	—	—	(836)	(1,713)	—	—	(1,713)
Retirement of treasury stock	—	—	(836)	(8)	(1,705)	836	1,713	—	—	—

Balance as of December 31, 2007	—	$—	170,475	$1,705	$194,453	—	$—	$906	$(131,492)	$65,572
Net loss	—	—	—	—	—	—	—	—	(51,206)	(51,206)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1,979)		(1,979)
Comprehensive loss	—	—	—	—	—	—	—	—	—	(53,185)
Exercise of stock options and warrants, net	—	—	71	1	48	—	—	—	—	49

Compensation expense associated with the issuance of stock options and restricted stock grants	—	—	—	—	1,951					1,951

Issuance of restricted stock to employees and directors as compensation, net of terminations			1,333	13	(13)					—
Purchase of treasury stock						(110)	(69)			(69)
Retirement of treasury stock			(110)	(1)	(68)	110	69			—

Balance as of December 31, 2008	—	$—	171,769	$1,718	$196,371	$—	$—	$(1,073)	$(182,698)	$14,318

See accompanying notes to consolidated financial statements

ON2 TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended December 31,
	2008	2007	2006
	(In thousands)
Cash flows from operating activities:
Net loss	$(51,206)	$(6,904)	$(4,846)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Equity-based compensation	1,951	946	1,554
Other expense recognized for amendments and extension of warrants	—	90	135
Common stock issued for debenture interest	—	—	5
Common stock issued to Wildform for Support and Services Agreement	—	—	126
Insurance expense financed with term loan	73	82	52
Depreciation	554	158	89
Amortization	2,679	709	247
Asset impairments	33,268	—	—
Bad debt expense	145	518	117
Change in fair value of warrant liability	—	3,582	1,078
Loss on disposal of equipment	1	—	—
Unrealized loss on marketable securities	—	—	46
Realized loss on marketable securities	—	27	—
Amortization of debt discount	—	—	6
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	4,537	(430)	(706)
Prepaid expenses and other current assets	1,108	(34)	(1)
Other assets	(258)	9	(95)
Accounts payable and accrued expenses	(314)	1,949	136
Deferred revenue	309	(345)	467
Net cash (used in) provided by operating activities	(7,153)	357	(1,590)
Cash flows from investing activities:
Purchases of marketable securities	(17,685)	(5,617)	(94)
Sale of marketable securities	23,074	223	75
Acquisition of On2 Finland Products Oy, net of cash received of $126	—	(9,160)	—
Proceeds from the disposal of equipment	1	—	—
Purchases of property and equipment	(364)	(460)	(57)
Net cash provided by (used in) investing activities	5,026	(15,014)	(76)
Cash flows from financing activities:
Payments on short-term borrowings	(2,299)	—	—
Principal payments on capital lease obligations	(204)	(25)	(31)
Proceeds attributed to warrant derivative liability	—	—	1,251
Principal payments on debt	(491)	(1,035)	(63)
Net proceeds from the issuance of common stock	—	13,903	429
Purchase of treasury stock	(69)	(472)	—
Proceeds from exercise of common stock options and warrants, net	49	6,901	1,068
Net cash (used in) provided by financing activities	(3,014)	19,272	2,654
Net change in cash and cash equivalents	(5,141)	4,615	988
Effect of exchange rate changes on cash and cash equivalents	(275)	(3)	(3)
Cash and cash equivalents, beginning of year	9,573	4,961	3,976
Cash and cash equivalents, end of year	$4,157	$9,573	$4,961

ON2 TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Supplemental disclosure of cash flow information and non-cash transactions:

	For The Years Ended December 31,
	2008	2007	2006
	(In thousands)
Cash paid during the year for:
Interest	$193	$107	$8
Taxes	—	$26	$19
Non-cash transactions:
Acquisition of fixed assets under capital leases	$849	$15	$58
Prepaid insurance financed with term loan	$102	$82	$44
Short-term insurance financed	$140	$143	$96
Conversion of Series A, C-V and C-IV convertible preferred stock into common stock	—	$19	—
Conversion and redemption of Series D redeemable convertible preferred stock into common stock	—	$3, 083	$707
Conversion of debentures into common stock	—	—	$250
Common stock issued for dividends and dividends accrued on Series D convertible preferred stock	—	$102	$290
Accrued dividend on Series D convertible preferred stock	—	$20	$5
Deferred financing costs recorded for extension of warrants	—		$106
Stock issued to Wildform associated with the Support and Services Agreement for prior year services	—	—	$132
Cashless exercise of stock options and restricted stock vesting		$959	—
Issuance of restricted stock	$13	$7	—
Retirement of treasury stock	$69	$1,431	—
Write off of warrant derivative liability	—	$5,911	—
Acquisition of Hantro (On2 Finland)	—	$40,215	—
Convertible preferred stock deemed dividend	—	—	$68

See accompanying notes to consolidated financial statements

ON2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          (a) Description of the Business

     On2 Technologies, Inc. (“On2”, the “Company”, “we”, “our,” and “us”) is a video compression technology firm. The Company has developed its proprietary technology platform and video compression/decompression software (“codec”) to deliver high quality video at the lowest possible data rates to closed area networks, such as set-top boxes, the Internet and wireless devices. The Company offers a suite of products and professional services that encompass its proprietary compression technology. The Company’s professional service offerings include customized engineering and consulting services. In addition, the Company licenses its software products for use with video delivery platforms.

          (b) Basis of Presentation

          The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The operations of On2 Finland have been included from the date of acquisition.

          The Company has experienced significant operating losses and negative operating cash flows to date. At December 31, 2008, the Company had a negative working capital of $1,866,000. For the year ended December 31, 2008, the Company incurred a net loss of $51,206,000 which included non-cash charges of $38,597,000. Cash used from operating activities was $7,153,000 for the year ended December 31, 2008.

          During 2008, the company implemented a restructuring program, including a reduction of its workforce, a reduction in overhead costs, and the identification of one time charges for professional fees. Additionally, on January 28, 2009 the company notified its employees at On2 Finland that it intends to further reduce its personnel costs there through furloughs, terminations and/or moving some full-time employees to part-time. In accordance with Finnish law and the collective bargaining agreement covering most On2 Finland employees, the details of this plan to further reduce personnel costs in Finland are subject to final negotiations with the On2 Finland employee representative. Management estimates that the 2009 savings related to these cost-cutting measures and one time charges approximate $11.9 million. Although sales levels were weakened in the 4th quarter of 2008, we are continuing to focus our efforts on marketing our compression and video technology to strengthen the demand for our product and services.

          Additionally, On2 Finland may borrow funds up to a maximum of €450,000 ($634,000) under a line of credit as of December 31, 2008. To date, On2 Finland has not borrowed under the line. Given our cash and short-term investments of $4,289,000 at December 31, 2008, and the Company’s forecasted cash requirements, the Company’s management anticipates that the Company’s existing capital resources will be sufficient to satisfy our cash flow requirements for the next 12 months. We have based our forecasts on assumptions we have made relating to, among other things, the market for our products and services, economic conditions and the availability of credit to us and our customers. If these assumptions are incorrect, or if our sales are less than forecasted and/or expenses higher than expected, we may not have sufficient resources to fund our operations for this entire period. In that event, the Company may need to seek other sources of funds by issuing equity or incurring debt, or may need to implement further reductions of operating expenses, or some combination of these measures, in order for the Company to generate positive cash flows to sustain the operations of the Company. However, because of the recent tightening in global credit markets, we may not be able to obtain financing on favorable terms, or at all.

ON2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          (c) Acquisitions

Hantro Products Oy:

     On November 1, 2007, the Company completed the acquisition of all of the share capital of Hantro Products Oy (now On2 Technologies Finland Oy and hereinafter “On2 Finland”), a Finnish corporation. Under the exchange agreement On2 Finland’s security holders each exchanged all of the outstanding capital shares, and all outstanding options to purchase capital shares, that together constituted all of the equity ownership of On2 Finland.

     Accordingly, the Company acquired all of the issued and outstanding shares of capital stock of On2 Finland and in exchange, On2 paid at closing total consideration of $6,842,000 in cash and 25,439,000 shares of On2’s common stock. Because the closing share price was less than $1.50, On2 issued the set number of 25,439,000 shares, as specified in the share exchange agreement. The 25,439,000 shares so issued represented approximately 22% of On2’s outstanding common stock as of November 1, 2007.

     The number of shares issued at closing was subject to an adjustment based on the difference between On2 Finland’s actual closing net worth and a baseline of (€3,450,000). The actual closing net worth was (€3,608,000) which was €158,000 over the baseline, and the On2 Finland security holders will pay the net worth deficiency by cash or by returning On2’s common stock to On2 in such number equal to the net worth deficiency divided by the deemed closing share price of $1.50. In February 2008, cash of $233,000 was received from the On2 Finland security holders to settle this deficiency.

     In addition, under the share exchange agreement, On2 was obligated to issue additional shares of its common stock to the On2 Finland security holders if On2 Finland’s net revenue for the fiscal year 2007 exceeded €6,000,000. The maximum additional shares which may be issued will be 12,500,000 shares if On2 Finland’s net revenue for 2007 exceeded €9,000,000. On2 Finland’s net revenue for the fiscal year 2007 was calculated based on the net revenue of On2 Finland as if it had continued post-closing on a stand-alone basis independent of On2. On2 Finland’s actual net revenue for fiscal 2007 was €9,672,000 and therefore On2 issued (these shares have been reflected as issuable as of December 31, 2007) 12,500,000 shares of its common stock to the Hantro security holders.

Pro Forma Financial Information

     The unaudited information in the table below summarizes the combined results of operations of On2 Technologies, Inc. and On2 Finland, on a pro forma basis, as though the companies had been combined as of the beginning of the period presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each of the periods presented. The pro forma financial information for all periods presented includes the business combination accounting effect of historical On2 Finland revenues, amortization charges from acquired intangible assets and related deferred tax adjustments.

	Year Ended December 31
	2007	2006
	(In thousands, except per share data)

Total revenues	$23,189	$15,546
Net loss	(9,264)	(12,898)
Net loss per share – basic and diluted	(.06)	(.09)

ON2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

          (c) Acquisitions (continued)

          The On2 Finland acquisition costs are as follows (in thousands):

	Number of shares issued and issuable	Fair value

Cash, net of a $233,000 receivable	—	$6,609
Shares issued directly to Hantro security holders	23,439	24,845
Shares issued into escrow	2,000	2,120
Shares to be issued for the earn out	12,500	13,250
Acquisition costs	—	2,677

	37,939	$49,501

          All the shares were valued at $1.06 which was the close price of the Company’s common stock on November 1, 2007, the closing date. There was $3,853,000 of net tangible liabilities assumed in the acquisition.

Based upon the purchase price of the acquisition, the purchase price allocation is as follows (in thousands):
Current assets and other tangible assets:
Cash	$126
Accounts receivable	6,148
Other current assets	1,143
Property and equipment	273
Goodwill	36,075
Amortizable intangible assets:
Acquired software	10,214
Customer relationships	4,074
Trademarks	2,991
Other assets	58
Deferred tax asset, net of valuation allowance of $3,401,000	4,492
Total assets acquired	65,594
Liabilities assumed:
Short-term borrowings	2,800
Deferred revenues	1,495
Current liabilities	3,802
Deferred tax liabilities	4,492
Other long-term liabilities	3,504
Net assets acquired	$49,501

          The Company is required to allocate the purchase price of an acquired company to the tangible and intangible assets acquired, and liabilities assumed. The Company uses various models to determine the fair values of the assets acquired and liabilities assumed. These models include the discounted cash flow (DCF), the royalty savings method and the cost savings approach. The valuation requires management to make significant estimates and assumptions, especially with respect to long-lived and intangible assets.

ON2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

          (c) Acquisitions (continued)

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

          (d) Cash and Cash Equivalents

          Cash equivalents consist of money market funds or other highly liquid debt investments with original maturities when purchased of three months or less.

          (e) Revenue Recognition

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

ON2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

          (e) Revenue Recognition (continued)

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

          (f) Accounts Receivable Allowance

          The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make payments when due or within a reasonable period of time thereafter. If the financial condition of customers were to deteriorate, resulting in the inability to make required payments, additional allowances may be required. The allowance for doubtful accounts was $623,000 and $519,000 as of December 31, 2008 and 2007, respectively

          (g) Property and Equipment

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

          (h) Impairment of Long-Lived Assets and Finite-Lived Intangible Assets

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

ON2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

          (i) Fair Value of Financial Instruments and Concentration of Credit Risk

          Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments and accounts receivable. The Company maintains cash and cash equivalents in financial institutions in the US and in foreign countries. The Company performs periodic evaluations of the relative credit standing of the institutions. The cash balances are insured by the FDIC, up to $250,000 per depositor. The company has cash balances in a money market fund and a checking account at December 31, 2008 that exceeds the limit in the amount of $3.9 million. Additionally, the Company has a balance in an investment account at December 31, 2008. The investment account is insured by the Securities Investor Protection Corporation up to a value of $500,000 per depositor. The Company did not have investments in excess of $500,000 at December 31, 2008. As of December 31, 2008, one customer accounted for 29% of our gross accounts receivable. As of December 31, 2007, two customers accounted for 18% and 12% of gross accounts receivable.

          The Company performs ongoing credit evaluations of its customers’ financial condition and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. Such losses have been within management’s expectations.

          (j) Income Taxes

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

          On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation requires that the Company recognize the impact of a tax position in its financial statements if it is more likely than not that the position will be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. In accordance with the provisions of FIN 48, any cumulative effect resulting from the change in accounting principle is to be recorded as an adjustment to the opening balance of accumulated deficit. The adoption of FIN 48 had no material effects on the Company’s financial statements.

          The Company performed an analysis of the limitations on the use of its net operating losses under Section 382 of the Internal Revenue Code and determined that on June 7, 2000, the Company experienced an ownership change to which Internal Revenue Code Section 382 applied. Of the current $96,543,000 in the Company’s United States net operating loss carryforward, $33,800,000 was incurred prior to the June 7, 2000 change date. The Company believes the entire pre-change net operating loss is available for use as of December 31, 2008. However, because the Company’s ability to utilize these net operating losses is in doubt, the Company maintains a full valuation allowance against their total net operating loss carryforward.

ON2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

          (j) Income Taxes (continued)

          We intend to classify any future expense for income-tax related interest and penalties as a component of income tax expense. As of December 31, 2008, no interest or penalties have been accrued or incurred. The Company files U.S. federal income tax returns, as well as filing various returns in states and applicable localities where it holds properties. The Company’s filed income tax returns are no longer subject to examination by taxing authorities for years before 2004. The Company also has filings in the United Kingdom and Finland for its foreign locations.

          (k) Software Development Costs

          The Company recognizes costs associated with new software or product development and/or significant enhancements to current software or products in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Software Development Costs”. Under SFAS No. 86, these costs are expensed until technological feasibility has been established. The Company essentially has completed its software development concurrently with technological feasibility and, accordingly, for the years ended December 31, 2008 and 2007 has not capitalized any software development costs.

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

          (l) Equity-Based Compensation

          The Company adopted the provision of Statement of Financial Accounting Standards (SFAS) No. 123R “Share Based Payment” effective January 1, 2006, using the modified prospective transition method. Under the modified prospective transition method, non-cash compensation expense is recognized under the fair value method for the portion of outstanding equity-based awards granted prior to the adoption of SFAS 123R for which service has not been rendered, and for any equity-based awards granted or modified after adoption. Accordingly, periods prior to adoption have not been restated. Prior to the adoption of SFAS 123R, the Company accounted for equity-based compensation using the intrinsic value method. The Company recognizes equity-based compensation cost associated with awards subject to graded vesting in accordance with the accelerated method specified in FASB Interpretation No. 28 pursuant to which each vesting tranche is treated as a separate award. The compensation cost associated with each vesting tranche is recognized as expense evenly over the vesting period of that tranche.

          Equity-based compensation expense recognized in the Statement of Operations was $1,951,000, $946,000 and $1,554,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Equity-based compensation for the years ended December 31, 2008, 2007 and 2006 reflects stock options and restricted stock granted to employees, directors and consultants and in 2008 and 2006, $81,000 and $128,000, respectively, are included for the extension of stock options for the Company’s former presidents and chief executive officers.

ON2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

          (l) Equity-Based Compensation (continued)

The following table summarizes the activity of the Company’s stock options for the year ended December 31, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(Thousands)		(Years)	(Thousands)
Number of shares under option:

Outstanding at January 1, 2008	7,956	$1.03
Granted	5,463	0.44
Exercised	(71)	0.70
Canceled, forfeited and expired	(588)	1.26

Outstanding at December 31, 2008	12,760	$0.78	6.31	$1

Vested or expected to vest at December 31, 2008	12,639	$0.78	6.30	$1

Exercisable at December 31, 2008	6,331	$0.98	5.09	$1

The following table summarizes the activity of the Company’s stock options for the year ended December 31, 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(Thousands)		(Years)	(Thousands)
Number of shares under option:

Outstanding at January 1, 2007	9,497	$1.07
Granted	2,567	1.07
Exercised	(3,979)	0.68
Canceled, forfeited and expired	(129)	12.94

Outstanding at December 31, 2007	7,956	$1.03	6.37	$1,506

Vested or expected to vest at December 31, 2007	7,918	$1.03	6.33	$1,489

Exercisable at December 31, 2007	4,848	$1.03	5.58	$1,420

The aggregate intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $18,000, $6,491,000 and $942,000, respectively.

ON2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

          (l) Equity-Based Compensation (continued)

The following table summarizes the activity of the Company’s non-vested stock options for the year ended December 31, 2008 (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value

Non-vested at January 1, 2008	3,108	$0.58
Granted	5,463	0.24
Cancelled, forfeited and expired	(530)	0.54
Vested during the period	(1,612)	0.57

Non-vested at December 31, 2008	6,429	$0.30

The following table summarizes the activity of the Company’s non-vested stock options for the year ended December 31, 2007 (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value

Non-vested at January 1, 2007	1,064	$0.72
Granted	2,567	0.54
Cancelled, forfeited and expired	(3)	0.59
Vested during the period	(520)	0.67

Non-vested at December 31, 2007	3,108	$0.58

          As of December 31, 2008, there was $1,721,000 of total unrecognized compensation cost related to non-vested equity-based compensation arrangements granted under existing stock option plans. This cost is expected to be recognized over a weighted-average period of 2.26 years. The total grant date fair value of shares that vested during the year ended December 31, 2008 was $919,000.

          The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options. The weighted average grant date fair value of options granted during the years ended December 31, 2008, 2007 and 2006 at date of grant and the assumptions utilized to determine such values are indicated in the following table:

	Year Ended December 31,
	2008	2007	2006

Weighted average fair value at date of grant for options granted during the period	$0.24	$0.54	$0.88
Expected stock price volatility	83%	75%	114%
Expected life of options	3 years	3 years	5 years
Risk free interest rates	2.40%	3.49%	5.0%
Expected dividend yield	0%	0%	0%

ON2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

          (l) Equity-Based Compensation (continued)

          The following table summarizes the activity of the Company’s non-vested restricted common stock for the year ended December 31, 2008 (shares in thousands):

	Shares	Weighted- average Grant Date Fair Value

Non-vested at January 1, 2008	1,053	$2.04
Granted	1,035	0.66
Cancelled or expired	(165)	1.74
Vested during the period	(731)	1.80

Non-vested at December 31, 2008	1,192	$1.07

          The following table summarizes the activity of the Company’s non-vested restricted common stock for the year ended December 31, 2007 (shares in thousands):

	Shares	Weighted- average Grant Date Fair Value

Non-vested at January 1, 2007	85	$0.63
Granted	1,099	2.10
Cancelled or expired	(46)	3.54
Vested during the period	(85)	0.63

Non-vested at December 31, 2007	1,053	$2.04

          During the year ended December 31, 2008, the Company granted shares of restricted common stock to its Board of Directors in which 400,000 shares (net of 54,000 shares forfeited due to a resignation) vest in April 2009, 21,000 shares (net of 11,000 shares forfeited due to a resignation) vest on July 1, 2009, and 10,000 vest on November 10, 2009 and 539,000 shares of restricted common stock to its employees which vest over a two year period through September 2010. For the year ended December 31, 2008, the Company recognized $286,000 in compensation expense related to these grants and $254,000 of unrecognized compensation cost will be recognized through the September 2010.

          During the year ended December 31, 2008, the Company received proceeds of $49,000 and issued 71,000 shares of its common stock for stock option exercises. In addition, during the year ended December 31, 2008 the Company repurchased 110,000 shares for payment of the taxes for restricted stock vesting.

          During the year ended December 31, 2008, the Company granted 5,463,000 stock options to employees that had an aggregate grant date fair value of $1,311,000.

          (m) Advertising costs

          The Company expenses advertising costs when incurred. Advertising expenses were $119,000, $251,000 and $135,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

ON2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

          (n) Net Loss Per Common Share

          The Company computes net loss per common share in accordance with SFAS No. 128, “Earnings Per Share”. In accordance with SFAS No. 128, basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the conversion of the preferred stock and convertible debentures (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the Treasury Stock method). Diluted loss per share has not been presented separately since 13,000 stock options at December 31, 2008, 9,009,000 stock options and 1,601,000 warrants at December 31, 2007 and 7,502,000 preferred shares, 9,497,000 stock options, and 7,428,000 warrants at December 31, 2006 are anti-dilutive for each of the periods presented.

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

          (p) Geographical Reporting and Customer Concentration

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

          The Company’s customers typically represent digital communication and media companies, entertainment companies, telecommunication companies and third party resellers. For the year ended December 31, 2008, and 2007 there were no customers that accounted for 10% or more of the Company’s total revenue. For the year ended December 31, 2006, one customer accounted for 10% of the Company’s total revenue.

          As of December 31, 2008, one customer accounted for 29% of gross accounts receivable. As of December 31, 2007, two customers accounted for 18% and 12% of gross accounts receivable.

ON2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

          (p) Geographical Reporting and Customer Concentration (continued)

The components of the Company’s revenue for the years ended December 31, 2008, 2007 and 2006 are summarized as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006

License software revenue	$10,494	$10,299	$5,472
Engineering services and support	2,302	928	496
Royalties	3,397	1,935	604
Other	75	75	—

Total	$16,268	$13,237	$6,572

For the years ended December 31, 2008, 2007 and 2006, foreign customers accounted for approximately 57%, 44% and 40%, respectively of the Company’s total revenue. These customers are primarily located in Europe and Middle East, and Asia.

Selected information by geographic location is a follows (in thousands):

	For the Year Ended December 31,
	2008	2007	2006
Revenue from unaffiliated customers:
United States Operations	$10,625	$9,102	$6,572
Finland Operations	5,643	4,135	—
Total	$16,268	$13,237	$6,572

Net Loss:
United States Operations	$(6,201)	$(6,222)	$(4,846)
Finland Operations	(45,005)	(682)	—
Total	$(51,206)	$(6,904)	$(4,846)

	As of December 31,
	2008	2007	2006
Identifiable assets:
United States Operations	$6,287	$17,631	$7,887
Finland Operations	$19,589	$61,894	—
Total	$25,876	$79,525	$7,887

          The Company also maintains an office in the United Kingdom which is included in the Unites Staes Operations above. This office consists of two software engineers and does not generate any revenue.

ON2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

          (q) Recently Issued Accounting Pronouncements

          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The implementation of SFAS No. 157 did not have a material effect on the Company’s consolidated financial position and results of operations.

          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The implementation of SFAS No. 159 did not have a material effect on the Company’s consolidated financial position and results of operations.

          In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, Business Combinations (“SFAS 141R”), which replaces SFAS No. 141, Business Combinations. SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

          In December 2007, the FASB issued Statement of Financial Accounting Standards No.160, Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests). SFAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, the Company would be required to report any noncontrolling interests as a separate component of consolidated stockholders’ equity. The Company would also be required to present any net income allocable to noncontrolling interests and net income attributable to the stockholders of the Company separately in its consolidated statements of operations. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 would have an impact on the presentation and disclosure of the noncontrolling interests of any non wholly-owned businesses acquired in the future.

ON2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

          (q) Recently Issued Accounting Pronouncements (continued)

          In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133. SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Specifically, SFAS 161 requires:

●	Disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation;
●	Disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;
●	Disclosure of information about credit-risk-related contingent features; and
●	Cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged. The Company is currently evaluating the impact of adopting SFAS No. 161 on its consolidated financial position and results of operations.

          In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. SFAS 162 is effective November 15, 2008. The Company is currently evaluating the impact of adopting SFAS 162 on its consolidated financial position and results of operations.

          In June 2008, the EITF reached a consensus in Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). This Issue addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in paragraph 11(a) of SFAS 133. EITF 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. The Company is currently in the process of evaluating the impact of the adoption of EITF 07-5 on its consolidated financial position and results of operations.

          In October 2008, The FASB issued FSP 157-3 “Determining Fair Value of a Financial Asset in a Market That is Not Active” (FSP 157-3). FSP 157-3 classified the application of SFAS No. 157 in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of FSP 157-3 did not have a material effect on the Company’s consolidated financial position and results of operations.

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

ON2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

(1)     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

          (r) Foreign Currency (continued)

          The Company’s Finland operations may conduct business in currencies other than their own functional currency, resulting in foreign exchange gains and losses. These foreign exchange gains and losses are included in general and administrative expense on the Consolidated Statement of Operations. For the year ended December 31, 2008 and 2007, the foreign exchange gains were $93,000 and $16,000, respectively.

          (s) Reclassifications

          We have reclassified certain prior period amounts to conform with the current period presentation.

          (t) Research and Development

          Research and development expense relates to the development of new products and processes including significant improvements to existing products. These costs are expensed as incurred.

(2)     INVESTMENTS

          As of December 31, 2008 and 2007 the Company held short-term bonds with current maturities of less than 90 days with a market value of $132,000 and $5,521,000, respectively.

(3)     PROPERTY AND EQUIPMENT

          Property and equipment are stated at cost, and consist of the following:

	December 31,
	2008	2007
	(in thousands)

Furniture and fixtures	$176	$130
Machinery and equipment	741	691
Computer equipment	3,220	3,115
Leasehold improvements	71	28
Licensed software	732	687

	4,940	4,651

Less: accumulated depreciation and amortization	4,225	3,944

Total	$715	$707

          Depreciation expense was $338,000, $132,000 and $65,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

ON2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

(4)     CAPITAL LEASES

          The following is an analysis of the leased property under capital leases by major classes:

	December 31,
	2008	2007
	(in thousands)

Computer equipment	$904	$230
Leasehold improvements	175	—

	1,079	230

Less: accumulated amortization	393	186

Total	$686	$44

          Depreciation expense was $216,000, $26,000 and $24,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2008 (in thousands):

Year ending December 31:
2009	$293
2010	260
2011	114
2012	72
2013	38
Total minimum lease payments	777
Less: Amount representing interest	(85)

Present value of net minimum lease payments	$692

(5)     INTANGIBLE ASSETS AND GOODWILL

          (a)Acquisition of On2 Finland

          In connection with the Company’s acquisition of On2 Finland on November 1, 2007 (as described in Note 1), the Company acquired intangible assets of $53,354,000 which included goodwill in the amount of $36,075,000.

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

ON2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

(5)	INTANGIBLE ASSETS AND GOODWILL (continued)

          (a) Acquisition of On2 Finland (continued)

          The allocation to intangible assets recorded for the On2 Finland acquisition are as follows (in thousands):

Acquired software	$10,214
Trademarks	2,991
Customer relationships	4,074
Goodwill	36,075
Total intangible assets acquired	$53,354

          The asset recognized with respect to acquired software is being amortized over its estimated life of five years. The assets recognized with respect to trademarks and customer relationships are being amortized over their estimated lives of ten years. The weighted average amortization period is 8.76 years.

A summary of changes in the Company’s On2 Finland intangible assets related to continuing operations (in thousands):

	December 31, 2007	Acquisitions & Dispositions	Amortization	Impairment	Translation Adjustments	December 31, 2008
Acquired software	$10,066	$—	$(1,726)	$(5,979)	$(216)	$2,145
Trademarks	2,999	—	(299)	—	(121)	2,579
Customer relationships	4,084	—	(408)	(807)	(187)	2,682
Goodwill	36,779	—	—	(26,482)	(1,442)	8,855

Total intangible assets acquired	$53,928	$—	$(2,433)	$(33,268)	$(1,966)	$16,261

ON2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

(5)	INTANGIBLE ASSETS AND GOODWILL (continued)

          (a) Acquisition of On2 Finland (continued)

Asset Impairment

          During 2008, the global economy dramatically weakened, which, among other factors, has contributed to the continued underperformance of our On2 Finland business and a decline in our overall market value. Based on these circumstances, at September 30, 2008, the Company performed impairment reviews of its goodwill and intangible assets related to its On2 Finland business. The Company performed an analysis of the expected future cash flows of the business and based on the results of this evaluation, the Company has determined that goodwill and other intangibles are impaired. Accordingly, the Company recorded an impairment charge during the quarter ended September 30, 2008, totaling $20,265,000 (goodwill) and $5,980,000 (intangible assets), to reduce their carrying value to an amount that is expected to be recoverable. During the quarter ended December 31, 2008, the global economy continued to weaken, which necessitated an additional impairment analysis. Based on the results of the additional evaluation, the Company has determined that goodwill and other intangibles are further impaired. Accordingly, the Company recorded an impairment charge during the quarter ended December 31, 2008, totaling $6,216,000 (goodwill) and $807,000 (intangible assets), to reduce their carrying value to an amount that is expected to be recoverable. Should the global economy continue to weaken, along with other factors, additional impairment charges may be necessary.

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

          The total acquisition cost of $1,229,000 was allocated as follows (in thousands):

Acquired software	$800
Brand assets	160
Non-compete agreement	25
Goodwill	244

Total	$1,229

          The assets recognized with respect to acquired software, brand assets and the non-compete agreement are being amortized over their estimated lives of four years. Amortization expense related to these intangible assets was $246,000 for each of the years ended December 31, 2008, 2007 and 2006. Accumulated amortization was $903,000, $657,000 and 410,000 at December 31, 2008, 2007 and 2006, respectively.

ON2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

(5)	INTANGIBLE ASSETS AND GOODWILL (continued)

          (b) Flix Acquisition (continued)

          Based on the current amount of intangibles subject to amortization, the estimated future amortization expense related to our intangible assets at December 31, 2008 is as follows (in thousands):

Future Amortization

2009	$1,237
2010	1,155
2011	1,155
2012	1,062
2013	596
Thereafter	2,283
Total	$7,488

(6)	ACCRUED EXPENSES

          Accrued expenses consist of the following:
	December 31,
	2008	2007

Accrued compensation	$2,084	$3,369
Accrued professional fees	1,483	915
Other accrued expenses	801	536

Total	$4,368	$4,820

(7)	SHORT-TERM BORROWINGS

	December 31,
	2008	2007

Short-term borrowings, carrying a weighted average interest rate at December 31, 2008 and 2007 of 4.75% and 5.16%, respectively	$63	$2,198

(a) Line of credit

On2 Finland had available a line of credit with a Finnish bank for $736,000 (500,000€) at December 31, 2007. The line of credit expired in February 2008 and was paid in full and not renewed. Borrowings under that line of credit carried interest at the Euro Interbank Offered Rate (EURIBOR) plus 1% (total of 5.288% at December 31, 2007). The bank also required a commission payable at 1% of the loan principal. Borrowings were collateralized by substantially all assets of On2 Finland and a guarantee by On2. The borrowings is also 50% guaranteed by the Finnvera plc (Finnvera plc is a specialized financing company which offers financing services to promote the domestic operation of Finnish businesses and is owned by the Finnish government) , which required a commission payable at 2.85% on 50% of the loan principal. The outstanding balance on the line of credit was $297,000 at December 31, 2007.

ON2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

(7)	SHORT-TERM BORROWINGS (continued)

(b) Line of credit

On2 Finland has available a line of credit with a Finnish bank for $634,000 (450,000€) at December 31, 2008. The line of credit has no expiration date. Borrowings under the line of credit bear interest at EURIBOR plus 1.25% (total of 4.243% at December 31, 2008). The bank also requires a commission payable at .45% of the loan principal. Borrowings are collateralized by substantially all assets of the On2 Finland and a guarantee by On2. The outstanding balance on the line of credit was $-0- and $352,000 at December 31, 2008 and 2007.

(c) Factoring line of credit

On2 Finland had available a line of credit with a Finnish bank for the lesser of $2,195,000 (1,490,000€ at December 31, 2007) or 90% of eligible accounts receivable. The line of credit expired in February 2008 and was paid in full and not renewed. Borrowings under the line of credit carried interest at EURIBOR plus .95% (total of 5.238% at December 31, 2007). The borrowings were collateralized by 90% of eligible accounts receivable. The borrowings also had a 100% guarantee by the Finnvera plc, which required a commission payable at 2.15% to 2.95% of the loan principal. The outstanding balance on the line of credit was $1,500,000 at December 31, 2007. The carrying amount of accounts receivable of On2 Finland that served as collateral for borrowings totaled $1,820,000 at December 31, 2007.

(d) Term loan

During July 2008 the Company obtained unsecured financing in the amount of $140,000 to finance its directors’ and officers’ liability insurance. The financing arrangement is for nine months and runs through May 2009 and provided for interest at an effective interest rate of 4.75%. During June 2007 the Company obtained unsecured financing in the amount of $143,000 to finance its directors’ and officers’ liability insurance. The financing arrangement was for nine months and ran through March of 2008 and provided for interest at an effective annual rate of 8.032%. The outstanding balance on the term loan was $63,000 and $49,000 at December 31, 2008 and December 31, 2007, respectively

(8)	INCOME TAXES

Loss before income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2008	2007	2006
U.S.	$(5,688)	$(5,657)	$(4,400)
Foreign	(45,518)	(1,222)	(416)
	$(51,206)	$(6,879)	$(4,816)

We have included $29,000 of state franchise fees in general & administrative expenses for the year ended December 31, 2008. These fees were included in income tax expense for the years ended December 31, 2007 and 2006.

ON2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

(8)	INCOME TAXES (continued)

The provision for income taxes consisted of the following:

	Year Ended December 31,
	2008	2007	2006
Current:
Federal	$—	$—	$—
State	—	15,000	30,000
Foreign	—	10,000	—
	$—	$25,000	$30,000
Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—
	—	—	—
	$—	$25,000	$30,000

The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory rate on income before income taxes (in thousands):

	Year Ended December 31,
	2008	2007	2006
Tax provision computed at U.S. statutory rate	$(17,410)	$(2,175)	$(1,523)
State taxes	(57)	(482)	(337)
Limitation on utilization of U.S. losses and future deductions	—	2,764	1,837
Subsidiaries results subject to tax rates at rates other than U.S. statutory rates	3,600	(241)	(93)
Tax effect of acquisition related non-deductible goodwill and intangibles	9,282	(33)	—
Tax effect of equity-based compensation	244	—	—
Change in valuation allowance	(1,028)	—	—
Other permanent differences	(576)	—	—
Change in effective tax rate	5,771	—	—
Limitation on utilization of non-U.S. losses and future deductions	174	192	146
Income tax provision	$—	$25	$30

ON2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

(8) INCOME TAXES (continued)

The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The deferred tax assets are comprised of the following (in thousands):
	Year Ended December 31,
	2008	2007
U.S. federal and foreign net operating loss carryovers	$44,357	$43,702
Depreciation, amortization, and other	661	759
Stock-based compensation	718	499
Accounts receivable reserves	199	208
Accrued expenses	—	9
Gross deferred tax assets	45,935	45,177
Valuation allowance	(44,010)	(40,718)
Deferred tax assets, net of valuation allowance	$1,925	$4,459
Deferred tax liability	$—	$—
Acquired intangibles	$(1,925)	$(4,459)
Deferred tax liability, net	$(1,925)	$(4,459)
Total deferred tax assets (liabilities), net	$—	$—

The statutory tax rate used for deferred tax assets and liabilities was 35% and 40% for the year ended December 31, 2008 and 2007, respectively. The Company has recorded a valuation allowance against all of our deferred tax assets at December 31, 2008 and December 31, 2007. In accordance with SFAS 109 and based on all available evidence, including our historical results and the uncertainty of predicting our future income, the valuation allowance reduces the deferred tax assets to an amount that is more likely than not to be realized. The amount of valuation allowance can be attributable to U.S. federal, state and certain foreign deferred tax assets primarily consisting of reserves, net operating loss carryovers, accrued expenses and other temporary differences. The valuation allowance (decreased)/increased by $(1,028,000) and $2,923,000for the years ended December 31, 2008 and 2007.

In accordance with SFAS 109, the Company recorded deferred tax liabilities of approximately $4,492,000 for the tax effect of the non-deductible amortizable intangible assets as part of the initial purchase price allocation for the On2 Finland acquisition on November 2007, as discussed in Note 1. The Company has also recorded deferred tax assets of $7,893,000 relating to acquired net operating losses in connection with the On2 Finland acquisition. These assets were subject to a valuation allowance of 3,401,000.

For U.S. federal income tax purposes, the Company has net operating loss, (“NOL”), carryforwards of approximately $96,543,000. These loss carry forwards will expire in various years through 2028, if not utilized. The Company also has approximately $40,641,000 of NOL carryforwards in various foreign jurisdictions. In event that the Company utilizes these NOL carryforwards against its U.S. federal taxable income, it will release a portion of the valuation allowance.

Excess tax benefits from employee stock option exercises of approximately $1,517,000 and 1,554,000 are included in the deferred tax asset balance at December 31, 2008 and 2007, respectively, as a component of the Company’s net operating loss carryforwards. The deferred income tax assets for excess tax benefits has a full valuation allowance against them at December 31, 2008 and 2007.

ON2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

(9) LONG-TERM DEBT

Long-term debt consists of the following at December 31 (in thousands):

	2008	2007
Note payable to a Finnish funding agency in yearly installments of $33,833 beginning in January 2007, including interest at the Finnish Bank Base rate less 3% (1.75% at December 31, 2008) with a 1% minimum, due January 2009, secured by a guarantee by On2.	$34	$71

Note payable to a Finnish funding agency in yearly installments of $123,480 beginning in July 2007, including interest at the Finnish Bank Base rate less 3% (1.75% at December 31, 2008) with a 1% minimum, due July 2009, secured by a guarantee by On2.	124	258

Note payable to a Finnish funding agency in yearly installments of $140,970 beginning in September 2008, including interest at the Finnish Bank Base rate less 3% (1.75% at December 31, 2008) with a 1% minimum, due September 2010, secured by a guarantee by On2.	282	442

Note payable to a Finnish funding agency in three yearly installments of $678,282 beginning in December 2009, including interest at the Finnish Bank Base rate less 3% (1.75% at December 31, 2008) with a 1% minimum, due December 2011, secured by a guarantee by On2.	2,035	2,126

Note payable to a Finnish funding agency payable out of distributable earnings as determined by the agreement. As of December 31, 2008 there were no distributions to pay down this debt, secured by a guarantee by On2.	47	50

Note payable to a Finnish bank in bi-annual installments of $50,346 beginning in September 2004, including interest at the 3-month EURIBOR (4.39% at December 31, 2008) plus 1.1%, due March 2011, secured by a guarantee by the Finnish Government Organization, which also requires additional interest at 2.65% of the loan principal.	252	368

Unsecured Note payable to a Finnish financing company in bi-annual installments of $35,242 beginning in September 2005, including interest at the 6 month EURIBOR (3.87% at December 31, 2008) plus .5%, due March 2011.	176	258

Total Debt	2,950	3,573

Less: Current Portion	(1,148)	(491)

Long-term debt, less current portion	$1,802	$3,082

Future maturities of long-term debt are as follows as of December 31, 2008 (in thousands):

2009	$1,148
2010	1,038
2011	764

	$2,950

ON2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

(10) STOCKHOLDERS’ EQUITY

          (a) Preferred Stock

          The Company has 20,000,000 shares of preferred stock authorized for issuance and, through December 31, 2006, ten series of convertible preferred stock (collectively “Preferred Stock”) were issued. Pursuant to its Certificate of Incorporation, the Company may serially designate separate classes of preferred stock up to the aggregate of its authorized limit. Each class of the Preferred Stock is convertible into shares of the Company’s Common Stock based on a conversion rate and has rights and preferences which are generally more senior to the Company’s Common Stock and are more fully described in the Company’s Certificate of Incorporation. There was no preferred stock outstanding at December 31, 2008 and 2007.

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
DECEMBER 31, 2008, 2007 AND 2006

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

          (d) Warrants

          The Company issued common stock purchase warrants to various consultants, strategic partners and investors. The following table summarizes information about all common stock purchase warrants outstanding as of December 31, 2008, including those issued in connection with Common Stock, Preferred Stock and Convertible Debentures. All warrants were exercisable as of December 31, 2008.

The following table summarizes the common stock issuable upon conversion of all outstanding warrants at December 31, 2008 and 2007:

Range of Exercise Prices	Number of Warrants Outstanding	Weighted Average Exercise Price	Expiration Dates

$0.57 - $0.70	470,000	$0.659	2009 - 2011
$0.75	1,132,000	$0.754	2009

	1,602,000	$0.726	2009 -2011

ON2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

(10) STOCKHOLDERS’ EQUITY (continued)

          (d) Warrants (continued)

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

           (e) Stock Options

          Pursuant to the Company’s 1999 Amended and Restated Incentive and Nonqualified Stock Option Plan (the “1999 Plan”), 5,500,000 shares of Common Stock are reserved for issuance. The 1999 Plan provides for the issuance of incentive stock options, which are intended to qualify under Section 422 of the Internal Revenue Code, non-qualified stock options and restricted stock grants. The granting of incentive stock options is subject to the limitations as set forth in the 1999 Plan. Directors, officers, employees and consultants are eligible to receive grants under the 1999 Plan. A committee selected by the Company’s Board of Directors has the authority to approve option grants and the terms, which include the option price and the vesting terms. Options granted under the 1999 Plan expire after a ten-year period and are subject to acceleration upon the occurrence of certain events. )

          Pursuant to the Company’s 2000 Nonqualified Stock Option Plan (the “2000 Plan”), 5,000,000 shares of the Company’s Common Stock are reserved for issuance. The 2000 Plan authorizes the Board of Directors to issue nonqualified stock options as provided in Section 422 of the Internal Revenue Code, restricted stock and stock appreciation rights. Only employees, including officers, of the Company and its subsidiaries are eligible to receive grants under the 2000 Plan. A committee selected by the Company’s Board of Directors has the authority to approve option grants and the terms, which include the option price and the vesting terms. Options granted under the 2000 Plan expire after a ten-year period and are subject to acceleration upon the occurrence of certain events.

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

ON2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

(10) STOCKHOLDERS’ EQUITY (continued)

          (e) Stock Options (continued

          In October 2007, the Company’s stockholders approved an additional 13,000,000 options (for a total of 20,000,000 options) for grant under the Company’s 2005 Plan.

          The following table summarizes the stock option activity under all plans (shares in thousands):

	Options Granted	Weighted Average Exercise Price
Outstanding January 1, 2006	10,299	$0.98

Granted	1,820	0.87
Exercised	(1,745)	0.54
Canceled, forfeited and expired	(877)	0.68

Outstanding December 31, 2006	9,497	$1.07

Granted	2,567	1.07
Exercised	(3,979)	0.68
Canceled, forfeited and expired	(129)	12.94

Outstanding at December 31, 2007	7,956	$1.03

Granted	5,463	0.44
Exercised	(71)	0.70
Canceled, forfeited and expired	(588)	1.26

Outstanding at December 31, 2008	12,760	$0.78

Exercisable at December 31, 2008	6,331	$0.98

Exercisable at December 31, 2007	4,848	$1.03

Options available for grant at December 31, 2008	4,732

ON2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

(10) STOCKHOLDERS’ EQUITY (continued)

          (e) Stock Options (continued)

The following table summarizes information about stock options outstanding as of December 31, 2008 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price

$0.14 - $0.70	6,731	$0.44	6.8	2,002	$0.52
$0.73 - $1.07	5,362	0.93	5.9	3,670	0.89
$1.08 - $1.61	417	1.36	4.9	416	1.36
$2.25 - $3.59	177	3.37	2.0	170	3.38
$3.60 - $25.00	73	10.70	0.9	73	10.70

	12,760	$0.78	6.3	6,331	$0.98

          During the year ended December 31, 2008 options for 71,000 shares were exercised and the Company received $49,000 in proceeds. In addition, during the year ended December 31, 2008 certain employees and directors had restricted stock vest in which the Company retained 110,000 shares of common stock, and paid $69,000 in cash, for payroll withholding taxes. During the year ended December 31, 2007 options for 2,139,000 shares were exercised and the Company received $1,428,000 in proceeds. In addition, during the year ended December 31, 2007 certain employees exercised 1,840,000 stock options in cashless exercises and the Company retained 836,000 shares of common stock, and paid $472,000 in cash, for payroll withholding taxes.

          During the year ended December 31, 2008 the Company granted 1,035,000 shares (of which 65,000 shares were subsequently forfeited due to resignations), of its restricted common stock, to its directors, officers and certain employees that had a fair value on the dates of grant of $683,000, of which no shares vested during 2008. The unrecognized compensation costs and intrinsic value of these shares at December 31, 2008 was $254,000 and $648,000, respectively. During the year ended December 31, 2007 the Company granted 1,053,000 shares, of its restricted common stock, to its directors, officers and certain employees that had a fair value on the dates of grant of $2,067,000, of which no shares vested during 2007. The unrecognized compensation costs and intrinsic value of these shares at December 31, 2007 was $1,601,000 and $1,096,000, respectively.

           (f) Treasury Stock

          During the year ended December 31, 2008, certain employees and directors had restricted stock vest in which the Company retained shares for the payment of taxes. According to certain Stock Option Plans the Company is required to record all shares received in payment of the options (including restricted stock) and related withholding taxes as treasury stock. Accordingly, the Company received 110,000 shares of its common stock at a value of $69,000. The Company’s Board of Directors approved the retirement of all the shares received. The Company paid $69,000 in cash for employee’s withholding taxes on certain restricted stock vesting. During the year ended December 31, 2007, certain employees of the Company exercised their stock options in cashless exercises. According to certain Stock Option Plans the Company is required to record all shares received in payment of the options and related withholding taxes as treasury stock. Accordingly, the Company received 836,000 shares of its common stock at a value of $1,431,000. The Company’s Board of Directors approved the retirement of all the shares received. The Company paid $472,000 in cash for employee’s withholding taxes on certain cashless exercises.

ON2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

(11) COMMITMENTS AND CONTINGENCIES

          (a) Operating Leases

          The Company has entered into several non-cancelable leases, primarily related to the rental of certain equipment, automobiles and facilities. Future minimum lease payments, by year and in the aggregate, under material operating leases consisted of the following at December 31, 2008 (in thousands):

Year ended December 31,	Amount
2009	$1,169
2010	1,038
2011	362
2012	195
2013	130
Total minimum lease payments	$2,894

          Rent expense under operating leases was approximately $1,871,000, $396,000 and $221,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

          (b) Employment Agreements

          The Company maintains employment agreements with certain executives of the Company expiring at various dates through October 2011. The employment agreements provide for minimum salaries at ranges of $157,000 to $250,000, incentive compensation and certain benefits, among other items. The employment agreements also provide for the payment by the Company of up to one year’s salary in the event of the termination of the employee other than for cause or the resignation by the employee for good reason.

          (c) Litigation

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

ON2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

(11) COMMITMENTS AND CONTINGENCIES (continued)

          (c) Litigation (continued)

          On October 8, 2008, On2 filed an answer in which it denied the material assertions of the complaint and asserted various affirmative defenses, including that (i) On2 made the required Series D redemptions in full and on the dates agreed upon by the parties, (ii) On2 provided timely notice that it would pay redemptions in On2 common stock and that Islandia accepted all of the redemption payments on the dates made without protest, (iii) Islandia failed to timely assert its conversion rights under the terms of the Series D agreements and (iv) On2 duly paid the dividends owed to Islandia under the terms of the Agreement and Islandia accepted all dividend payments without protest. As of the date of these Consolidated Financial Statements, the case was in the discovery phase of litigation.

          On2 believes this lawsuit is without merit and intends to vigorously defend itself against Islandia’s complaint. As of December 31, 2008, the Company has not recorded any provision associated with this complaint.

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

          Under those agreements, we licensed the source code to our video compression (codec) technology to Beijing E-World for use in Beijing E-World’s video disk (EVD) and high definition television (HDTV) products as well as for other non-EVD/HDTV products. We believe that the license agreements impose a number of obligations on Beijing E-World, including the requirements that:

●	Beijing E-World pay to On2 certain minimum quarterly payments; and

●	Beijing E-World use best reasonable efforts to have our video codec “ported” to (i.e., integrated with) a chip to be used in EVD players.

          On2 has previously commenced arbitration regarding the license agreements with Beijing E-World. In March 2005, the London Court of International Arbitration tribunal released the decision of the arbitrator, in which he dismissed our claims in the prior arbitration, as well as Beijing E-World’s counterclaims, and ruled that the license agreements remained in effect, and that the parties had a continuing obligation to work towards porting On2’s software to two commercially-available DSPs.

ON2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

(11) COMMITMENTS AND CONTINGENCIES (continued)

          (c) Litigation (continued)

          Although a substantial amount of time has passed since the conclusion of the previous arbitration, the parties have nevertheless not completed the required porting of On2 software to two commercially available DSPs. Our current arbitration claim alleges that, despite its obligations under the license agreements, Beijing E-World has:

●	failed to pay On2 the quarterly payments of $1,232,000, which the Company believes are currently due and owing; and

●	failed to use best reasonable efforts to have On2 video codec ported to a chip.

          On2 has requested that the arbitrator award us approximately $5,690,000 in damages under the contract and grant us further relief as may be just and equitable.

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

(12) RELATED PARTY TRANSACTIONS

          During the years ended December 31, 2008, 2007 and 2006, the Company retained McGuireWoods LLP to perform certain legal services on behalf of the Company and incurred costs of approximately $231,000, $1,022,000 and $150,000, respectively. William A. Newman, a director of the Company, was a partner of McGuireWoods LLP until May 2008. In May 2008, Mr. Newman became a partner at Sullivan & Worcester LLP and the company incurred $118,000 in legal service fees to Sullivan & Worcester LLP for the year ended December 31, 2008. In November of 2008 Mr. Newman resigned as a director of the Company.

          In January 2008, we retained VPR Associates to perform certain lobbying services on our behalf and incurred approximately $75,000 in expenses during the year ended December 31, 2008 for such services. Vincent Reusing, a principal in VPR Associates, is the father of Tim Reusing, who has served as the company’s General Counsel and Executive Vice President, Corporate Development since September 2008.

          We believe that the terms of this transaction are comparable to, or more favorable to us than the terms that would have been obtained in an arms’ length transaction with an unaffiliated party.

ON2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

(13) SUBSEQUENT EVENTS

          In January 2009 there was a 1,157,000 restricted stock grant issued to the directors of the Company which will vest in January 2010. Additionally, in January 2009, there were 100,000 options granted to an employee which will vest in January 2012. In March 2009 there was a 2,499,000 restricted stock grant issued to various employees of the Company which will fully vest in March 2012.

(14) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

          Quarterly financial data for fiscal 2008, 2007 and 2006 is as follows (in thousands, except per share data):

	Quarter Ended 2008
	March 31,	June 30,	September 30,	December 31,
Revenue	$4,452	$3,265	$4,971	$3,580
Gross profit	3,022	2,071	4,031	2,990
Net loss	(4,739)	(7,175)	(29,115)	(10,177)
Net loss attributable to common stockholders	(4,739)	(7,175)	(29,115)	(10,177)
Basic and diluted net loss attributable to common stockholders per share	$(0.03)	$(0.04)	$(0.17)	$(0.06)

	Quarter Ended 2007
	March 31,	June 30,	September 30,	December 31,
Revenue	$2,815	$2,369	$1,935	$6,118
Gross profit	2,392	1,980	1,332	4,984
Net loss	(721)	(3,005)	(1,382)	(1,796)
Net loss attributable to common stockholders	(775)	(3,023)	(1,389)	(1,799)
Basic and diluted net loss attributable to common stockholders per share	$(0.01)	$(0.03)	$(0.01)	$(0.01)

	Quarter Ended 2006
	March 31,	June 30,	September 30,	December 31,
Revenue	$1,217	$1,535	$1,703	$2,117
Gross profit (loss)	634	830	1,174	1,606
Net loss	(1,179)	(1,549)	(608)	(1,510)
Net loss attributable to common stockholders	(1,252)	(1,622)	(750)	(1,575)
Basic and diluted net loss attributable to common stockholders per share	$(0.01)	$(0.02)	$(0.01)	$(0.02)

ON2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

ON2 TECHNOLOGIES, INC.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning Of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
(in thousands)
Year ended December 31, 2008 allowance for doubtful accounts	$ 519	$ 145	$ —	$ (41)	$ 623
Year ended December 31, 2007 allowance for doubtful accounts	$ 56	$ 518	$ —	$ (55)	$ 519
Year ended December 31, 2006 allowance for doubtful accounts	$ 13	$ 117	$ —	$ (74)	$ 56