Form 10-Q
period 2009-03-31
ON2 TECHNOLOGIES, INC.
filed 2009-05-07
CIK 1045280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009.

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
☑ Yes                    ☐ No

Indicated by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).
☐ Yes                    ☐ No

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest applicable date:

The number of shares of the Registrant’s Common Stock, par value $0.01 (“Common Stock”), outstanding, as of April 30, 2009, were 175,511,000.

Table of Contents

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

ON2 TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(unaudited)
	(In thousands, except par value and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$3,159	$4,157
Short-term investments	131	132
Accounts receivable, net of allowance for doubtful accounts of $612 at March 31, 2009 and $623 at December 31, 2008	2,178	2,730
Prepaid and other current assets	659	439
Total current assets	6,127	7,458
Property and equipment, net	767	715
Capital leases, net	421	686
Acquired software, net	1,896	2,212
Other acquired intangibles, net	4,793	5,276
Goodwill	8,540	9,099
Other assets	413	430
Total assets	$22,957	$25,876
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,979	$1,352
Accrued expenses	3,492	4,368
Accrued restructuring expenses	868	—
Deferred revenue	2,217	2,133
Short-term borrowings	16	63
Current portion of long-term debt	1,044	1,148
Capital lease obligation	245	260
Total current liabilities	9,861	9,324
Long-term debt	1,608	1,802
Capital lease obligation, excluding current portion	362	432
Warrant derivative liability	121	—
Total liabilities	11,952	11,558
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 authorized and -0- outstanding	—	—
Common stock, $0.01 par value; 250,000,000 shares authorized; 175,511,000 and 171,769,000 shares issued, and outstanding at March 31, 2009 and December 31, 2008, respectively	1,755	1,718
Additional paid-in capital	195,900	196,371
Accumulated other comprehensive loss	(1,767)	(1,073)
Accumulated deficit	(184,883)	(182,698)
Total stockholders’ equity	11,005	14,318
Total liabilities and stockholders’ equity	$22,957	$25,876

See accompanying notes to unaudited condensed consolidated financial statements

ON2 TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2009	2008
	(In thousands except per share data)

Revenue	$4,016	$4,452

Operating expenses:
Costs of revenue (1)	573	1,430
Research and development (2)	2,164	2,808
Sales and marketing (2)	976	1,889
General and administrative (2)	2,074	2,768
Restructuring expense	1,032	—
Equity-based compensation:
Research and development	138	119
Sales and marketing	49	38
General and administrative	232	213

Total operating expenses	7,238	9,265

Loss from operations	(3,222)	(4,813)

Other income (expense), net
Interest income (expense), net	(37)	75
Other income (expense), net	271	(1)
Total other income (expense)	234	74

Net loss attributable to common stockholders	$(2,988)	$(4,739)

Basic and diluted net loss attributable to common stockholders per common share	$(.02)	$(.03)

Weighted-average basic and diluted common shares outstanding	173,361	170,487

(1)	Includes equity-based compensation of $71,000 and $83,000 for the three months ended March 31, 2009 and 2008, respectively.

(2)	Excludes equity-based compensation, which is presented separately.

See accompanying notes to unaudited condensed consolidated financial statements

ON2 TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended March 31,
	2009	2008
	(In thousands)

Net loss	$(2,988)	$(4,739)

Other comprehensive loss:
Foreign currency translation	(694)	3,480

Comprehensive loss	$(3,682)	$(1,259)

See accompanying notes to unaudited condensed consolidated financial statements

ON2 TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2009	2008
	(In thousands)

Cash flows from operating activities:

Net loss	$(2,988)	$(4,739)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Equity-based compensation	490	453
Depreciation	151	85
Amortization	330	749
Bad debt expense	4	253
Asset impairments from restructuring	175	—
Insurance expenses financed with term loan	43	—
Changes in operating assets and liabilities:
Accounts receivable	419	2,539
Prepaid expenses and other current assets	(276)	(161)
Other assets	14	11
Accounts payable and accrued expenses	22	(503)
Accrued restructuring expense	859	—
Deferred revenue	169	1,521

Net cash (used in) provided by operating activities	(588)	208

Cash flows from investing activities:

Proceeds from the sale of short-term investments	132	13,075
Purchase of short-term investments	(131)	(17,684)
Purchases of property and equipment	(163)	(85)

Net cash used in investing activities	(162)	(4,694)

Cash flows from financing activities:

Principal payments on capital lease obligations	(61)	(6)
Principal payments on short-term borrowings	(47)	(2,122)
Principal payments on long-term debt	(110)	(183)
Proceeds from the exercise of common stock options and warrants	—	16

Net cash used in financing activities	(218)	(2,295)

Effect of exchange rate changes on cash and cash equivalents	(30)	(108)

Net decrease in cash and cash equivalents	(998)	(6,889)

Cash and cash equivalents, beginning of period	4,157	9,573

Cash and cash equivalents, end of period	$3,159	$2,684

ON2 TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)

Supplemental disclosure of cash flow information:

	Three Months Ended March 31,
	2009	2008

Cash paid during the period for:
Interest	$39	$41

See accompanying notes to unaudited condensed consolidated financial statements

ON2 TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of On2 Technologies, Inc.

On2 Technologies is a developer of video compression technology and technology that enables the creation, transmission, and playback of multimedia in resource-limited environments, such as cellular networks transmitting to battery operated mobile handsets or High Definition (HD) video transmitted over the Internet. We have developed a proprietary technology platform and the On2® Video VPx family (e.g., VP6, VP7, and VP8) of video compression/decompression (“codec”) software to deliver high-quality video at the lowest possible data rates over proprietary networks and the Internet to personal computers, wireless devices, set-top boxes and other devices. In addition, through our wholly-owned subsidiary, On2 Technologies Finland Oy, we license to chip and mobile handset manufacturers, and other developers of multimedia consumer products the hardware and software designs that make the encoding or decoding of video possible on mobile handsets, set top boxes, portable media players, cameras and other devices. We offer a suite of products and services based on our proprietary compression technology and mobile video technology. Our service offerings include customized engineering, consulting services, and technical support. In addition, we license our software products, which include video and audio codecs and encoding software, for use with video delivery platforms. We also license software that encodes video in the Adobe® Flash® 8 format and other formats; the Flash 8 format uses our VP6 video codec. We also license our hardware video codecs to companies that incorporate our technology into the semi-conductors and devices.

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

The Company has experienced significant operating losses and negative operating cash flows to date. At March 31, 2009, the Company had negative working capital of $3,734,000. For the three months ended March 31, 2009, the Company incurred a net loss of $2,988,000, which included non-cash charges of $1,193,000. Cash used from operating activities was $588,000 for the three months ended March 31, 2009.

During 2008, the Company implemented a restructuring program, including a reduction of its workforce, a reduction in overhead costs, and the identification of one time charges for professional fees. Additionally, on January 28, 2009 the Company notified its employees at On2 Finland that it intended to further reduce its personnel costs there through furloughs, terminations and/or moving some full-time employees to part-time. In accordance with Finnish law, the Company negotiated with the representative of the On2 Finland employees and On2 Finland’s management team to obtain consensus on the reduction in workforce plan. On March 18, 2009 the cost reduction plan was finalized and communicated to On2 Finland employees. Management estimates that the 2009 savings related to these cost-cutting measures and one time charges approximate $11.9 million. We are continuing to focus our efforts on marketing our compression and video technology to strengthen the demand for our product and services.

Additionally, On2 Finland may borrow funds up to a maximum of €450,000 ($594,000 based on exchange rates as of March 31, 2009) under a line of credit. As of March 31, 2009 the balance on this line of credit was $-0-. On2 Finland had borrowings on this line of credit during the quarter that were paid back by March 31, 2009. Given our cash and short-term investments of $3,290,000 at March 31, 2009, and the Company’s forecasted cash requirements, the Company’s management anticipates that the Company’s existing capital resources will be sufficient to satisfy our cash flow requirements for the next 12 months. We have based our forecasts on assumptions we have made relating to, among other things, the market for our products and services, economic conditions and the availability of credit to us and our customers. If these assumptions are incorrect, or if our sales are less than forecasted and/or expenses higher than expected, we may not have sufficient resources to fund our operations for this entire period. In that event, the Company may need to seek other sources of funds by issuing equity or incurring debt, or may need to implement further reductions of operating expenses, or some combination of these measures, in order for the Company to generate positive cash flows to sustain the operations of the Company. However, because of the recent tightening in global credit markets, we may not be able to obtain financing on favorable terms, or at all.

(2)	Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The interim condensed consolidated financial statements are unaudited. However, in the opinion of management, such financial statements contain all adjustments (consisting of normally recurring accruals) necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. The condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures included herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC on March 12, 2009.

Reclassifications

We have reclassified certain prior period amounts to conform with the current period presentation.

(3)	Recently Adopted Accounting Pronouncements

In October 2008, The Financial Accounting Standards Board issued FSP 157-3 Determining Fair Value of a Financial Asset in a Market That is Not Active (FSP 157-3). FSP 157-3 classified the application of SFAS No. 157 in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of FSP 157-3 did not have a material effect on the Company’s consolidated financial position and results of operations.

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

SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company has complied with the disclosure requirements of SFAS 161.

In June 2008, the Emerging Issues Task Force (“EITF”) reached a consensus in Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). This Issue addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in paragraph 11(a) of SFAS 133. EITF 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. The Company has adopted EITF 07-05 and has made a cumulative adjustment as of January 1, 2009. As of March 31, 2009 the Company has 1.6 million warrants to purchase common stock outstanding at exercise prices ranging from $0.57 to $0.75. The existence of a “subsequent equity sales (anti-dilution)” provision in the warrants have prevented the warrants from being considered to be indexed to the Company’s own stock, which is the first part of the scope exception in paragraph 11(a) of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). Accordingly, pursuant to SFAS 133, the Company was required to record a cumulative adjustment to increase retained earnings as of January 1, 2009 of $803,000, a decrease to additional paid-in capital of $924,000, and an increase to warrant derivative liability of $121,000 to account for the impact of EITF 07-5. During the three months ended March 31, 2009 there was no material impact on the Company’s Condensed consolidated statements of operations associated with any changes in the fair value of such derivative liability.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, Business Combinations (“SFAS 141R”), which replaces SFAS No. 141, Business Combinations. SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including non-controlling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The implementation of SFAS 141R did not have a material effect on the Company’s consolidated financial position and results of operations since no businesses were acquired after the effective date of this pronouncement.

(4)	Stock-Based Compensation

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

The following table summarizes the activity of the Company’s stock options for the three months ended March 31, 2009:

	Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Life	Aggregate Intrinsic Value
	(Thousands)		(Years)	(Thousands)
Number of shares under option:

Outstanding at January 1, 2009	12,760	$0.78
Granted	105	0.32
Exercised	—	—
Canceled or expired	(474)	0.50

Outstanding at March 31, 2009	12,391	$0.78	5.96	$2

Vested and expected to vest at March 31, 2009	12,295	$0.78	5.95	$2

Exercisable at March 31, 2009	6,331	$0.98	4.72	$2

Stock-based compensation expense recognized in the condensed consolidated statement of operations was $490,000 for the three months ended March 31, 2009 and included $299,000 of compensation expense from restricted stock grants. Stock-based compensation expense recognized in the condensed consolidated statement of operations was $453,000 for the three months ended March 31, 2008 and included $262,000 of compensation expense from restricted stock grants.

The following table summarizes the activity of the Company’s non-vested stock options for the three months ended March 31, 2009:

	Shares	Weighted- average Grant Date Fair Value
	(Thousands)
Non-vested at January 1, 2009	6,429	$0.30
Granted	105	0.19
Cancelled or expired	(474)	0.27
Vested during the period	—	—

Non-vested at March 31, 2009	6,060	$0.30

As of March 31, 2009, there was $1,444,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under existing stock option plans. This cost is expected to be recognized over a weighted-average period of 2.02 years.

The Company uses the Black-Scholes option-pricing model to determine the weighted-average fair value of options. The fair value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008

Weighted average fair value at date of grant for options granted during the period	$0.19	$0.90

Expected stock price volatility	98%	104%
Expected life of options	3 years	3 years
Risk free interest rates	1.02%	4.04%
Expected dividend yield	0%	0%

The following summarizes the activity of the Company’s non-vested restricted common stock for the three months ended March 31, 2009:

	Shares	Weighted- average Grant Date Fair Value
	(Thousands)
Non-vested at January 1, 2009	1,192	$1.07
Granted	3,831	0.32
Cancelled or expired	(89)	0.65
Vested during the period	(25)	1.01

Non-vested at March 31, 2009	4,909	$0.49

During the three months ended March 31, 2009, the Company granted 1,157,000 shares of restricted common stock to its Board of Directors, which shares vest in January 2010, and 2,674,000 shares of restricted common stock to its employees, which shares vest in March 2012. As of March 31, 2009, the Company recognized $83,000 in compensation expense related to these grants and there was $1,097,000 of unrecognized compensation cost which will be recognized through the first quarter of 2012.

(5)	Cash and cash equivalents and short-term investments

As of March 31, 2009, the Company held $131,000 in short-term securities, all of which are in a certificate of deposit in a United States bank.

(6)	Intangible Assets and Goodwill

In connection with the Company’s acquisition of On2 Finland on November 1, 2007 (as described in Note 3), the Company acquired intangible assets of $53,354,000, which included goodwill in the amount of $36,075,000. During 2008 the value of these intangible assets were reduced by $33,268,000, including a $26,481,000 reduction for goodwill, as a result of an impairment analysis.

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

The assets recognized with respect to acquired software, trademarks, customer relationships and non-compete agreements are being amortized over their estimated lives. Amortization expense related to these intangible assets was $330,000 and $748,000 for the three months ended March 31, 2009 and 2008, respectively. The intangible assets and goodwill, decreased by $ 1,028,000 for the three months ended March 31, 2009 for the effects of the foreign currency translation adjustment. There were no other additions of intangible assets and goodwill during the three months ended March 31, 2009.

Based on the current amount of intangibles subject to amortization, the estimated future amortization expense related to our intangible assets at March 31, 2009 is as follows (in thousands):

For the Year Ending March 31,	Future Amortization

2010	$1,103
2011	1,082
2012	1,082
2013	864
2014	558
Thereafter	2,000
Total	$6,689

(7)	Short-Term Borrowings

At March 31, 2009, short-term borrowings consisted of the following:

A line of credit with a Finnish bank for $594,000 (€450,000 at March 31, 2009). The line of credit has no expiration date. Borrowings under the line of credit bear interest at one month EURIBOR plus 1.25% (total of 2.519% at March 31, 2009). The bank also requires a commission payable at .45% of the loan principal. Borrowings are collateralized by substantially all assets of On2 Finland and a guarantee by the Company. The outstanding balance on the line of credit was $-0- at March 31, 2009.

Term Loan

During July 2008, the Company renewed its Directors and Officers Liability Insurance and financed the premium with a $140,000, nine-month term-loan that carries an effective annual interest rate of 4.75%. The balance at March 31, 2009 was $16,000.

(8)	Long-Term Debt

At March 31, 2009, long-term debt consisted of the following:

Unsecured notes payable to a Finnish funding agency of $2,331,000, including interest at 2.00%, due at dates ranging from July 2009 to December 2011; $189,000 to a Finnish bank, including interest at the 3-month EURIBOR plus 1.1% (total of 2.74% at March 31, 2009), due March 2011, secured by guarantees by the Company, and by the Finnish Government Organization, which also requires additional interest at 2.65% of the loan principal; and an unsecured note payable to a Finnish financing company of $132,000, including interest at the 6 month EURIBOR plus .5% (total of 2.28% at March 31, 2009), due March 2011.

Future maturities of long-term debt are as follows as of March 31, 2009 (in thousands):

For the Year Ending March 31,

2010	$1,044
2011	972
2012	636

Total	$2,652

(9)	Common Stock

During the three months ended March 31, 2009, the Company issued 3,831,000 restricted common stock grants. During this period, the Company cancelled 89,000 shares of restricted common stock grants from 2008 formerly held by terminated employees.

(10)	Geographical Reporting and Customer Concentration

The components of the Company’s revenue for the three months ended March 31, 2009 and 2008 are summarized as follows (in thousands):

	2009	2008
License software revenue	2,204	2,915
Engineering services and support	667	580
Royalties	1,126	938
Other	19	19

Total	4,016	4,452

For the three months ended March 31, 2009 and 2008, foreign customers accounted for approximately 51% and 46%, respectively, of the Company’s total revenue. These customers are primarily located in Asia, Europe and the Middle East.

Selected information by geographic location for the three months ended March 31, 2009 and 2008 are summarized as follows (in thousands):

	2009	2008
Revenue from unaffiliated customers:
United States Operations	$2,524	$2,905
Finland Operations	1,492	1,547

Total	$4,016	$4,452
Net income (loss):
United States Operations	$(1,047)	$(949)
Finland Operations	(1,941)	(3,790)

Total	$(2,988)	$(4,739)

	March 31, 2009	December 31, 2008
Identifiable assets:
United States Operations	$5,593	$6,287
Finland Operations	17,364	19,589
Total	$22,957	$25,876

For the three months ended March 31, 2009, there was one customer that accounted for 10% of the Company’s revenue. For the three months ended March 31, 2008, there was one customer that accounted for 13% of the Company’s revenue.

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains cash and cash equivalents in two financial institutions in the US and in two financial institutions in foreign countries. The Company performs periodic evaluations of the relative credit standing of the institutions. The cash balances are insured by the FDIC. The Company has cash balances in a money market fund and a checking account at March 31, 2009 that exceeds the FDIC insured amount in the amount of $3.0 million. Additionally, the Company has a balance in an investment account at March 31, 2009. The investment account is insured by the Securities Investor Protection Corporation up to a value of $500,000 per depositor. The Company did not have investments in excess of $500,000 at March 31, 2009.

(11)	Net Loss Per Share

Basic net loss per share is computed by dividing the net loss applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted loss attributable to common shares adjusts basic loss per share for the effects of convertible securities, warrants, stock options and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive. The shares issuable upon the exercise of stock options and warrants are excluded from the calculation of net loss per share as their effect would be anti-dilutive.

Securities that could potentially dilute earnings per share in the future, that had exercise prices below the market price at March 31, 2009 and 2008, were not included in the computation of diluted loss per share and consist of the following as of March 31:

	2009	2008

Warrants to purchase common stock	—	1,601,000
Options to purchase common stock	12,500	4,222,000

Total	12,500	5,823,000

(12)	Related Party Transactions

During the three months ended March 31, 2008 the Company retained McGuireWoods LLP to perform certain legal services on behalf of the Company and incurred costs of approximately $21,000 for the three months ended March 31, 2008 for such legal services. William A. Newman, a director of the Company during that period, was a partner of McGuireWoods LLP until May 2008. In May 2008, Mr. Newman became a partner at Sullivan & Worcester LLP which continues to represent the Company. Mr. Newman resigned as a Director in November 2008.

(13)	Restructuring

During the first quarter of fiscal 2009, the Company recorded a pre-tax restructuring and impairment charge of $1.032 million, or $0.01 per share, in connection with a number of cost reduction initiatives at its Finnish subsidiary, On2 Finland. These initiatives include a reduction in workforce that is expected to reduce headcount by approximately 37 On2 Finland employees. The Company has implemented these cost reduction initiatives in order to align spending with demand that has weakened as a result of the current global economic conditions and uncertainties, particularly in the semiconductor industry in which On2 Finland operates. In accordance with Finnish law, the Company has negotiated with the representative of the On2 Finland employees and On2 Finland’s management team in order to obtain consensus on the reduction in workforce plan. The Company announced implementation of the final plan to On2 Finland employees on March 18, 2009 and will execute it primarily through a furlough process that began in April 2009 and is expected to be fully implemented during the period April through July 2009.

The charges consisted primarily of four items: (1) severance and benefits costs for the minimum future post-termination cash payments to be made to employees as required by Finnish law and the collective bargaining agreement covering most On2 Finland employees; (2) lease payments related to office and property no longer required for operations; (3) related legal and other administrative costs; and (4) non-cash write-offs for impairment from discontinued use of excess capital leased equipment. The future post-termination cash payments are triggered if the Company terminates some or all of the furloughed employees or if employees who are furloughed for longer than 200 days elect to terminate their own employment. The total charges incurred will depend on a number of factors, including the duration of the furloughs, the number of employees, if any, that are recalled from furlough or terminated and, for employees that are furloughed for longer than 200 days, the number of such employees that have not obtained other employment. We have currently estimated the cash and non-cash restructuring and impairment charges to be $1.032 million, however, based on the factors noted, this may increase by an additional $0.5 million during 2009 once the 200 day furlough period has concluded. Restructuring and Impairment charges and liability consist of the following (in thousands):

	Severance & Benefits	Office & Property	Legal & Other	Asset Impairment	Total
Balance at March 18, 2009	$262	$583	$12	$175	$1,032
Amount Paid	—	—	—	—	—
Adjustment to Expense:
Increase	—	—	—	—	—
Decrease	—	—	—	—	—
Effect of exchange rate	3	8	—	—	11
Balance at March 31, 2009	$265	$591	$12	$175	$1,043

The Company has recorded and classified the liability at March 31, 2009 of $ 868,173 for the restructuring as Accrued Restructuring Expense, and the charges for Asset Impairment has resulted in a $175,153 reduction of the Company’s assets, Capital Leases-Net, on the Company’s Condensed consolidated balance sheet at March 31, 2009. The restructuring and impairment charges of $1,032,152 are classified as Restructuring Expense on the Company’s Condensed consolidated statements of operations for the three months ended March 31, 2009.

(14)	Litigation

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

On2 believes this lawsuit is without merit and intends to vigorously defend itself against Islandia’s complaint. As of March 31, 2009, the Company has not recorded any provision associated with this complaint.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This document contains forward-looking statements concerning our expectations, plans, objectives, future financial performance and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In most cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “would,” “could,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “objective,” “forecast,” “goal” or “continue,” the negative of such terms, their cognates, or other comparable terminology. Forward-looking statements include statements with respect to:

●
The impact of the current global recession on our business and operations, including the markets for our products and services and the availability of credit and/or investment financing which we may need to fund our operations;

●	The impact of volatile securities markets on our access to capital markets and on our share price and the impact of volatile foreign exchange rates on our business;

●	future revenues, income taxes, net loss per share, acquisition costs and related amortization, and other measures of results of operations;

●	the effects of acquiring On2 Finland, including possible future impairments of goodwill associated with that acquisition;

●	difficulties in controlling expenses, legal compliance matters or internal control over financial reporting review, improvement and remediation;

●	risks associated with the previously reported ineffectiveness of the Company’s internal control over financial reporting and our ability to remediate material weaknesses, if any;

●	the financial performance and growth of our business, including future international growth;

●	our financial position and the availability of resources;

●	the availability of credit and future debt and/or equity investment capital;

●
the effects of our recently-announced furlough and other cost-containment measures undertaken at On2 Finland, including the effectiveness of those measures, the anticipated cost savings associated with those measures, and any future restructuring and/or impairment charges arising in connection with current and future cost-containment measures;

●	future competition; and

●	the degree of seasonality in our revenue.

These forward-looking statements are only predictions, and actual events or results may differ materially. The statements are based on management’s beliefs and assumption using information available at the time the statements were made. We cannot guarantee future results, levels of activity, performance or achievements. Factors that may cause actual results to differ are often presented with the forward-looking statements themselves. Additionally, other risks that may cause actual results to differ from predicted results are set forth in “Risk Factors That May Affect Future Operating Results” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Many of the forward-looking statements are subject to additional risks related to our need to either secure additional financing or to increase revenues to support our operations or business or technological factors. We believe that between the funds we have on hand and the funds we expect to generate, we have sufficient funds to finance our operations for the next 12 months. We have based our forecasts on assumptions we have made relating to, among other things, the market for our products and services, economic conditions and the availability of credit to us and our customers. If these assumptions are incorrect, we may not have sufficient resources to fund our operations for this entire period, however. Additional funds may also be required in order to pursue strategic opportunities or for capital expenditures. Because of the recent tightening in global credit markets, we may not be able to obtain financing on favorable terms, or at all. In this regard, the business and operations of the Company are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements contained in this Form 10-Q. In evaluating our business, you should give careful consideration to the information set forth under the caption “Risk Factors That May Affect Future Operating Results” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, in addition to the other information set forth herein.

We undertake no duty to update any of the forward-looking statements except as required by applicable law, whether as a result of new information, future events or otherwise. In light of the foregoing, readers are cautioned not to place undue reliance on the forward-looking statements contained in this report.

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

In 2004, we licensed our video compression technology to Macromedia, Inc. (now Adobe Systems Incorporated) for use in the Adobe® Flash® multimedia player. In anticipation of Adobe using our codec in the Flash platform, we launched our business of developing and marketing video encoding software for the Flash platform. Flash encoding has become an increasingly important part of our business. In May 2008, we entered into a license agreement with Sun Microsystems for the use of our video compression technology in the JavaFX® platform and anticipate further growth for our encoding and transcoding businesses as a result of this transaction.

In addition, we have also dedicated significant resources to marketing customized software to device manufacturers that enable their devices to decode Flash and JavaFx content.

We offer the following suite of products that incorporate our proprietary compression technology:

●	Video codecs, including On2 VP6®, VP7™ and VP8™;

●	Flix® Pro – an application targeted at web developers for encoding and transcoding video for delivery over the Internet to either Flash or JavaFX players;

●	Flix Publisher – a set of web browser plug-ins that enable live capture, encoding, and transcoding of video along with posting on web sites or live streaming via the Adobe Flash Media Server;

●	Flix Engine – a backend server side transcoding platform used by a large number of video sites to repurpose their video for playback over the internet and devices; and

●	Flix DirectShow SDK – a set of libraries that enable software vendors to create, edit, and deliver video content for Flash or JavaFX;

We also offer the following suite of hardware and software products that incorporate our video technology for mobile and embedded platforms:

●	On2 VP6, VP7 and VP8 software video codec designs;

●	MPEG-4, H.263, H.264 / AVC and VC-1 hardware and software video codec designs;

●	Hardware and software JPEG codecs;

●	AMR-NB and Enhanced aacPlus™ audio codecs;

●	Pre- and post-processing technologies (such as cropping, rotation, scaling) implemented in both software and hardware;

●	File format and streaming components; and

●	Recorder and player application logic.

In addition, we offer the following services in connection with both our proprietary video compression technology and our mobile video technology:

●	Customized engineering and consulting services;

●	On2 Flix Cloud, our pay-as-you go encoding service; and

●	Technical support.

Many of our customers are hardware and software developers who use our products and services chiefly to provide the following video-related products and services to end users:

TYPE OF CUSTOMER APPLICATION		EXAMPLES
Video and Audio Distribution over Proprietary Networks	●	Providing video-on-demand services to residents in multi-dwelling units (MDUs)
	●	Video surveillance

Video and Audio Distribution over IP-based Networks (Internet)	●	Video-on-demand
	●	Teleconferencing services
	●	Video instant messaging
	●	Video for Voice-over-IP (VOIP) services

Consumer Electronic Devices	●	Digital video players
	●	Digital video recorders
	●	Mobile TV
	●	Video camera recorder
	●	Mobile video player

Wireless Applications	●	Delivering video via wireless networks, e.g., satellite, WLAN, WIMAX, and cellular
	●	Providing video record and playback capability to battery-operated handsets such as mobile phones, MIDs, PDAs, and PMPs

User-Generated Content (“UGC”) Sites	●	Providing video encoding software for use on UGC site operators’ servers
	●	Providing encoding software for users who are creating UGC
	●	Providing transcoding software to allow UGC site operators to convert video from one format to another

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

●	Continuing our research and development efforts to improve our current codecs and developing new technologies that increase the quality of video technology and improve the experience of end users;

●	Continuing our research and development efforts to design hardware decoders and encoders that minimize the space used on a chip and to continue to improve the quality of those products;

●	Updating and enhancing our existing consumer products, such as the Flix line and embedded technologies;

●	Providing pay-as-you-go encoding in our Flix Cloud software-as-a-service offering using the Amazon EC2® cloud computing environment;

●	Employing flexible licensing strategies to offer customers more attractive business terms than those available for competing technologies;

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

We recognize the strategic importance of implementing our proprietary VPx video codecs in hardware and developing highly optimized software libraries for operation on processors used in embedded devices. Prior to the acquisition of our On2 Finland subsidiary, we had a limited selection of off-the-shelf optimized software that we could license to customers who were interested in implementing our codecs on devices. We therefore regularly required customers to pay us to customize our software, or to perform the customizations themselves, or to hire third-party consultants to perform the customizations. The On2 Finland acquisition has given us access to additional experienced internal resources to help us to develop hardware and software implementations that will allow customers to implement our codecs quickly and efficiently on embedded devices.

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

Another factor that may affect our success is the relative complexity of our proprietary video compression software compared with other compression software producing comparable compression rates and image quality. Software with lower complexity can run on a computer chip that is less powerful, and therefore generally less expensive, than would be required to run software that is comparatively more complex. In addition, the process of getting software to operate on a chip is easier if the software is less complex. Increased compression rates frequently result in increased complexity. While potential customers desire software that produces the highest possible compression rates while producing the best possible decompressed image, they also want to keep production costs low by using the lowest-powered and accordingly least expensive chips that will still allow them to perform the processing they require. We believe that the encoding and decoding functions of our video compression software are less complex than those offered by our competitors. In addition, in some applications, such as mobile devices, constraints such as size and battery life rather than price issues limit the power of the chips embedded in such devices. Of course, in devices where a great deal of processing power can be devoted to video compression and decompression, the issue of software complexity is less important. In addition, in certain applications, savings in chip costs related to the use of low complexity software may be offset by increased costs (or reduced revenue) stemming from less efficient compression (e.g., increased bandwidth costs).

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

H.264 continues to rise as a competitor with the Company’s VPx products in the video compression field. H.264 is a standards-based codec that is the successor to MPEG-4. We believe that our technology is superior to H.264, and that we can offer significantly more flexibility in licensing terms than customers get when licensing H.264. H.264 has nevertheless gained significant adoption by potential customers because, as a standards-based codec, it has the advantage of having numerous developers who are programming to the H.264 standard and developing products based on that standard. In addition, many manufacturers of multimedia processors have done the work necessary to have H.264 operate on their chips, which makes H.264 attractive to potential customers who would like to enable video on devices. For example, Apple Inc. uses H.264 in its QuickTime® player and has thus chosen H.264 for the current generation of video iPods. Finally, there is already a significant amount of professional content that has been encoded in H.264. These advantages may make H.264 attractive to potential customers and allow them to implement a solution based on H.264 with less initial development time and expense than a solution using On2’s proprietary video codecs might require. In addition, there are certain customers that prefer to license standards-based codecs. We continue to believe that VP6 will be an important part of the Flash video ecosystem for three reasons: (1) Adobe has in the past provided backwards compatibility with all generations of Flash video codecs; (2) VP6 has certain performance advantages over H.264 (e.g., HD VP6 content may be played back on a lower-powered processor than HD H.264 content); and (3) there is a vast amount of existing VP6 content that consumers want on portable and mobile devices.

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

As multimedia content has proliferated on the Internet, manufacturers of mobile devices such as cell phones and personal media players (PMPs) have expanded their product lines to support playback and creation of that content. As noted above, in general, manufacturers have two options to add multimedia support to their devices. They can use either a specialized chip that has multimedia support hard-wired into it (RTL) or a more powerful DSP that can run software to provide the necessary multimedia functions. Hardware implementations that require RTL designs such as ours offer a number of advantages over DSPs with software layers:

●	They are cheaper to produce in high volumes;

●	They use less energy, which prolongs battery life of mobile devices;

●	They produce less heat, which has important implications for, among other things, circuit design; and

●	They allow for simultaneous encoding and decoding of HD video content.

But there are also disadvantages to hardware implementations of multimedia tools:

●	Initial implementation costs are high; and

●	Hardware implementations are generally not upgradeable.

Similarly, software-upgradable DSPs offer certain advantages:

●	Modifying software to operate on a DSP is easier and less expensive then implementing the software in hardware, reducing initial project costs and speeding deployment;

●	DSPs do not require costly re-designs and re-tooling to operate new software; and

●	They are more easily upgradeable.

But they also have certain disadvantages:

●	Per-chip costs are higher than pure hardware solutions as volumes increase; and

●	The increased processor power required to operate diverse software increases heat and power consumption.

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

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements that have been prepared under accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates. We have disclosed all significant accounting policies in Note 1 to the consolidated financial statements included in our Form 10-K for the fiscal year ended December 31, 2008. The consolidated financial statements and the related notes thereto should be read in conjunction with the following discussion of our critical accounting policies. Our critical accounting policies and estimates are:

●	Revenue recognition;

●	Accounts receivable allowance;

●	Equity-based compensation; and

●	Impairment of goodwill and other intangible assets.

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

We recognize revenue in accordance with SOP 97-2, Software Revenue Recognition (“SOP 97-2”), as amended by SOP 98-4, Deferral of the Effective Date of Sop 97-2, Software Revenue Recognition and SOP 98-9, Modification of Sop 97-2 With Respect To Certain Transactions (“SOP 98-9”) and Staff Accounting Bulletin No. 104 (“SAB 104”). Under each arrangement, revenues are recognized when a non-cancelable agreement has been signed and the customer acknowledges an unconditional obligation to pay, the products or applications have been delivered, there are no uncertainties surrounding customer acceptance, the fees are fixed and determinable, and collection is reasonably assured. Revenues recognized from multiple-element software arrangements are allocated to each element of the arrangement based on the fair values of the elements, such as product licenses, post-contract customer support or training. The determination of the fair value is based on the vendor specific objective evidence available to us. If such evidence of the fair value of each element of the arrangement does not exist, we defer all revenue from the arrangement until such time that evidence of the fair value does exist or until all elements of the arrangement are delivered.

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

When we sell engineering and consulting services together with a software license, the arrangement typically requires customization and integration of the software into a third party hardware platform. In these arrangements, we require the customer to pay a fixed fee for the engineering and consulting services and a licensing fee in the form of a per-unit royalty. We account for engineering and consulting arrangements in accordance with SOP 81-1, Accounting for Performance of Construction Type and Certain Production Type Contracts, (“SOP 81-1”). When reliable estimates are available for the costs and efforts necessary to complete the engineering or consulting services and those services do not include contractual milestones or other acceptance criteria, we recognize revenue under the percentage of completion contract method based upon input measures, such as hours. When such estimates are not available, we defer all revenue recognition until we have completed the contract and have no further obligations to the customer.

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

Equity-Based Compensation. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R Share-Based Payment (“SFAS 123R”), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations as an operating expense, based on their fair values on grant date. Prior to the adoption of SFAS 123R, we accounted for stock based compensation using the intrinsic value method. We adopted the provisions of SFAS No. 123R effective January 1, 2006, using the modified prospective transition method. Under the modified prospective method, non-cash compensation expense is recognized under the fair value method for the portion of outstanding share based awards granted prior to the adoption of SFAS 123R for which service has not been rendered, and for any future share based awards granted or modified after adoption. Accordingly, periods prior to adoption have not been restated. We recognize share-based compensation cost associated with awards subject to graded vesting in accordance with the accelerated method specified in FASB Interpretation No. 28 pursuant to which each vesting tranche is treated as a separate award. The compensation cost associated with each vesting tranche is recognized as expense evenly over the vesting period of that tranche.

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

Results of Operations

Revenue. Revenue for the three months ended March 31, 2009 was $4,016,000, as compared to $4,452,000 for the three months ended March 31, 2008. Revenue for the three months ended March 31, 2009 and 2008 was derived primarily from the sale of software licenses, engineering and consulting services and royalties. The decrease in revenue for the three months ended March 31, 2009 as compared with the three months ended March 31, 2008 is primarily attributed to a decrease of $711,000 in license revenue, partially offset by increases in royalties of $188,000 and maintenance and support of $87,000.

Operating Expenses. The Company’s operating expenses consist of costs of revenue, research and development, sales and marketing, general and administrative expenses and equity based compensation. Operating expenses for the three months ended March 31, 2009 were $7,238,000 as compared to $9,265,000 for the three months ended March 31, 2008.

Costs of Revenue. Costs of revenue includes personnel and related overhead expenses, royalties paid for software that is incorporated into the Company’s software, consulting compensation costs, operating lease costs and depreciation and amortization costs. Costs of revenue for the three months ended March 31, 2009 was $573,000, as compared to $1,430,000 for the three months ended March 31, 2008. The decrease in expenses for the three months ended March 31, 2009 as compared with the three months ended March 31, 2008 is primarily attributable to a decrease of approximately $511,000 in the amortization of purchased technology and customer relationships as a result of the asset impairments in 2008 associated with On2 Finland, a decrease in production and engineering costs of $266,000 due to fewer hours allocated by our engineering staff, and a reduction in the foreign currency exchange rate.

Research and Development. Research and development expenses, excluding equity-based compensation, consist primarily of salaries and related expenses and consulting fees associated with the development and production of our products and services, operating lease costs and depreciation costs. Research and development expenses for the three months ended March 31, 2009 were $2,164,000 as compared to $2,808,000 for the three months ended March 31, 2008. The decrease of $644,000 for the three months ended March 31, 2009 as compared with the three months ended March 31, 2008 is primarily a result of a Company-wide cost savings plan implemented during the second half of 2008, a decrease in overhead and professional fees, and a reduction in the foreign currency exchange rate.

Sales and Marketing. Sales and marketing expenses, excluding equity-based compensation, consist primarily of salaries and related overhead costs, commissions, business development costs, trade show costs, marketing and promotional costs incurred to create brand awareness and public relations expenses. Sales and marketing expenses for the three months ended March 31, 2009 were $976,000, as compared to $1,889,000 for the three months ended March 31, 2008. The decrease of $913,000 for the three months ended March 31, 2009 is primarily a result of a decrease in sales and marketing personnel and related travel and overhead costs that is a result of a company-wide cost savings plan implemented during the second half of 2008, and a reduction in the foreign currency exchange rate.

General and Administrative. General and administrative expenses, excluding equity-based compensation, consist primarily of salaries and related overhead costs for general corporate functions including finance, human resources, legal, information technology, facilities, outside legal and professional fees and insurance. General and administrative expenses for the three months ended March 31, 2009 were $2,074,000, as compared with $2,768,000 for the three months ended March 31, 2008. The decrease of $694,000 for the three months ended March 31, 2009 is primarily a result of a decrease in general and administrative costs as a result of a company-wide cost savings plan implemented during the second half of 2008, and a reduction in the foreign currency exchange rate.

Restructuring Expense. Restructuring expenses consist primarily of severance and benefits, unused office and property leases, legal and other administrative costs, and asset impairment related to unused capital leases. Restructuring expenses for the three months ended March 31, 2009 were $1,032,000, as compared with $-0- for the three months ended March 31, 2008. The increase is due to a restructuring plan implemented during the first quarter of fiscal 2009 for the On2 Finland subsidiary.

Equity-Based Compensation. Equity based compensation, which is presented separately, was $490,000 for the three months ended March 31, 2009, as compared with $453,000 for the three months ended March 31, 2008. The increase for the three months ended March 31, 2009 is primarily due to the amortization of awards issued throughout 2008 and in the first quarter of 2009. Equity-based compensation of $71,000 and $83,000 is included in cost of revenue for the three months ended March 31, 2009 and March 31, 2008, respectively.

Other Income (Expense), Net

Interest income (expense), net primarily consists of interest incurred for capital lease obligations and long-term debt, offset by interest earned on the Company’s invested cash balances. Interest income (expense), net was $(37,000) for the three months ended March 31, 2009 as compared to $75,000 for the three months ended March 31, 2008. The decrease of $112,000 is primarily related to lower cash balances and additional capital leases during the second half of 2008.

Other income (expense), net primarily consists of government grants related to our Finland subsidiary. The increase in income of $272,000 for the three months ended March 31, 2009 is primarily the result of government grants received by our Finland subsidiary.

Liquidity and Capital Resources

At March 31, 2009, the Company had cash and cash equivalents and short-term investments of $3,290,000, as compared to $4,289,000 at December 31, 2008. At March 31, 2009 the Company had negative working capital of $3,734,000 (without the initial restructuring accrual, negative working capital would have been $2,866,000 at March 31, 2009), as compared with negative working capital of $1,866,000 at December 31, 2008.

Net cash (used in) provided by operating activities was ($588,000) and $208,000 for the three months ended March 31, 2009 and 2008, respectively. The decrease is primarily related to a net loss of $2,988,000 and an increase in prepaid expenses and other current assets of $276,000, partially offset by a decrease in accounts receivable of $419,000, an increase in deferred revenue of $169,000, an increase in depreciation and amortization of $481,000, an asset impairment from restructuring of $175,000, an increase in accrued restructuring expenses of $859,000 and an increase in equity-based compensation of $490,000.

Net cash used in investing activities was $162,000 and $4,694,000 for the three months ended March 31, 2009 and 2008, respectively. The decrease in net cash used in investing activities is primarily a result of the maturing of a majority of the short term investments during the second quarter of 2008.

Net cash used in financing activities was $218,000 and $2,295,000 for the three months ended March 31, 2009 and 2008, respectively. The decrease in net cash used in financing activities is primarily attributable to a decrease in payments on short-term debt for our Finland subsidiary, due to the non-renewal of certain lines of credit.

We currently have material commitments for the next 12 months under our operating lease arrangements and borrowings. These arrangements consist primarily of lease arrangements for our office space in Clifton Park, and Manhattan, New York, Cambridge UK, and Oulu and Espoo, Finland, and Hong Kong. The aggregate required payments for the next 12 months under these arrangements are $971,000. Notwithstanding the above, our most significant non-contractual operating costs for the next 12 months are compensation and benefit costs, insurance costs and general overhead costs such as telephone and utilities.

At March 31, 2009, short-term borrowings consisted of the following:

A line of credit with a Finnish bank for $594,000 (€450,000 based on exchange rates as of March 31, 2009). The line of credit has no expiration date. Borrowings under the line of credit bear interest at one month EURIBOR plus 1.25% (total of 2.519% at March 31, 2009). The bank also requires a commission payable at .45% of the loan principal. Borrowings are collateralized by substantially all assets of Hantro and a guarantee by On2. The outstanding balance on the line of credit was $-0- at March 31, 2009.

A term loan. During July 2008, the Company renewed its Directors and Officers Liability Insurance and financed the premium with a $140,000, nine-month term-loan that carries an effective annual interest rate of 4.75%. The outstanding balance on the line of credit was $-0- at March 31, 2009.

At March 31, 2009, long-term debt consisted of the following:

Unsecured notes payable to a Finnish funding agency of $2,331,000, including interest at 2.00%, due at dates ranging from July 2009 to December 2011; $189,000 to a Finnish bank, including interest at the 3-month EURIBOR plus 1.1% (total of 2.74% at March 31, 2009), due March 2011, secured by guarantees by the Company, and by the Finnish Government Organization, which also requires additional interest at 2.65% of the loan principal; and an unsecured note payable to a Finnish financing company of $132,000, including interest at the 6 month EURIBOR plus .5% (total of 2.28% at March 31, 2009), due March 2011.

We have experienced significant operating losses and negative operating cash flows to date. We plan to increase cash flows from operations principally from increases in revenue and from cost reduction and restructuring initiatives that we implemented during 2008 and the first quarter of 2009.

During 2008 and the first quarter of 2009, the Company implemented a restructuring program, including a reduction of its workforce, a reduction in overhead costs, and the identification of one time charges for professional fees. On March 18, 2009 the Company began implementing a number of cost reduction initiatives at its Finnish subsidiary, On2 Finland, including a reduction in workforce that is expected to reduce headcount by approximately 37 On2 Finland employees. The Company implemented these cost reduction initiatives in order to align spending with demand that has weakened as a result of the current global economic conditions and uncertainties, particularly in the semiconductor industry in which On2 Finland operates. In accordance with Finnish law, the Company negotiated with the representative of the On2 Finland employees and On2 Finland’s management team in order to obtain consensus on the reduction in workforce plan. The Company will implement the plan primarily through a furlough process that took effect in April 2009 and is expected to be fully implemented over the course of the next four months.

As a result of the cost reduction initiatives at On2 Finland, the Company incurred initial restructuring and impairment charges of approximately $1.032 million the first quarter of 2009. These estimated charges consist primarily of one-time employee reduction costs, the majority of which are related to post-termination employee payments required by Finnish law and the collective bargaining agreement covering most On2 Finland employees, and other related restructuring costs. The post-termination payments are triggered if the Company terminates some or all of the furloughed employees or if employees who are furloughed for longer than 200 days elect to terminate their own employment. The total costs incurred will depend on a number of factors, including the duration of the furloughs, the number of employees, if any, that are recalled from furlough or terminated and, for employees that are furloughed for longer than 200 days, the number of such employees that have not obtained other employment.

Management estimates that the 2009 savings related to the overall cost-cutting measures and elimination of one time charges achieved during 2008 and the first quarter of 2009 will be approximately $11.9 million.

Additionally, On2 Finland may borrow funds up to a maximum of €450,000 ($594,000 based on exchange rates as of March 31, 2009) under a line of credit. As of March 31, 2009 the balance on this line of credit was $-0-. On2 Finland had borrowings on this line of credit during the quarter which were paid back by March 31, 2009. Given our cash and short-term investments of $3,290,000 at March 31, 2009, and the Company’s forecasted cash requirements, the Company’s management anticipates that the Company’s existing capital resources will be sufficient to satisfy our cash flow requirements for the next 12 months.

We have based our forecasts on assumptions we have made relating to, among other things, the market for our products and services, economic conditions and the availability of credit to us and our customers. If these assumptions are incorrect, or if our sales are less than forecasted and/or expenses higher than expected, we may not have sufficient resources to fund our operations for this entire period. In that event, the Company may need to seek other sources of funds by issuing equity or incurring debt, or may need to implement further reductions of operating expenses, or some combination of these measures, in order for the Company to generate positive cash flows to sustain the operations of the Company. However, because of the recent tightening in global credit markets, we may not be able to obtain financing on favorable terms, or at all. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors That May Affect Future Operating Results” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Impact of Recently-Issued Accounting Pronouncements

In October 2008, The FASB issued FSP 157-3 Determining Fair Value of a Financial Asset in a Market That is Not Active (FSP 157-3). FSP 157-3 classified the application of SFAS No. 157 in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of FSP 157-3 did not have a material effect on the Company’s consolidated financial position and results of operations.

In June 2008, the EITF reached a consensus in Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). This Issue addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in paragraph 11(a) of SFAS 133. EITF 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. The Company has adopted EITF 07-05 and has made a cumulative adjustment to increase retained earnings by $803,000 as of January 1, 2009. The Company also recorded an increase to the warrant derivative liability of $121,000, and a decrease to additional paid-in capital of $924,000.

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

SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged. The Company has complied with the disclosure requirements of SFAS 161.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, Business Combinations (“SFAS 141R”), which replaces SFAS No. 141, Business Combinations. SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including non-controlling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The implementation of SFAS 141R did not have a material effect on the Company’s consolidated financial position and results of operations since no businesses were acquired after the effective date of this pronouncement.

Item 3.	Quantitative and Qualitative Disclosures About Risk

We do not currently have any material exposure to foreign currency risk, exchange rate risk, commodity price risk or other relevant market rate or price risks. However, we do have some exposure to fluctuations in interest rates due to our variable rate debt and to currency rate fluctuations arising from our operations in Finland, and to a lesser extent in other parts of Europe and Asia. Our operations in Finland transact business both in the local functional currency and in U.S. Dollar. To date, we have not entered into any derivative financial instrument to manage foreign currency risk, and we are not currently evaluating the future use of any such financial instruments.

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

As of March 31, 2009, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

(b) Changes in Internal Controls over Financial Reporting:

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On2 believes this lawsuit is without merit and intends to vigorously defend itself against Islandia’s complaint. As of March 31, 2009, the Company has not recorded any provision associated with this complaint.

Item 6.	Exhibits.

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

On2 Technologies, Inc.
(Registrant)

/s/ MATTHEW FROST
May 7, 2009
(Date)	(Signature)
Matthew Frost
Interim Chief Executive Officer

On2 Technologies, Inc.
(Registrant)

/s/ WAYNE BOOMER
May 7, 2009
(Date)	(Signature)
Wayne Boomer
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)