Form 10-Q
period 2009-06-30
ON2 TECHNOLOGIES, INC.
filed 2009-08-07
CIK 1045280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009.

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

☐ Large accelerated filer	☑ Accelerated filer
☐ Non-accelerated filer 	☐ Smaller reporting company

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

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest applicable date:

          The number of shares of the Registrant’s Common Stock, par value $0.01 (“Common Stock”), outstanding as of July 30, 2009 was 175,504,000.

Table of Contents

PART I — FINANCIAL INFORMATION

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

ON2 TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

	June 30, 2009	December 31, 2008
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$2,666	$4,157
Short-term investments	131	132
Accounts receivable, net of allowance for doubtful accounts of $385 at June 30, 2009 and $623 at December 31, 2008	2,199	2,730
Prepaid and other current assets	290	439
Total current assets	5,286	7,458
Property and equipment, net	700	715
Capital leases, net	372	686
Acquired software, net	1,859	2,212
Other acquired intangibles, net	4,945	5,276
Goodwill	9,068	9,099
Other assets	402	430
Total assets	$22,632	$25,876
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,323	$1,352
Accrued expenses	4,203	4,368
Accrued restructuring expenses	785	—
Deferred revenue	1,484	2,133
Short-term borrowings	190	63
Current portion of long-term debt	171	1,148
Capital lease obligation	254	260
Total current liabilities	8,410	9,324
Long-term debt	1,979	1,802
Capital lease obligation, excluding current portion	311	432
Warrant derivative liability	139	—
Total liabilities	10,839	11,558
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 authorized and -0- outstanding	—	—
Common stock, $0.01 par value; 250,000,000 shares authorized; 175,504,000 and 171,769,000 shares issued, and outstanding at June 30, 2009 and December 31, 2008, respectively	1,755	1,718
Additional paid-in capital	196,392	196,371
Accumulated other comprehensive loss	(1,247)	(1,073)
Accumulated deficit	(185,107)	(182,698)
Total stockholders’ equity	11,793	14,318
Total liabilities and stockholders’ equity	$22,632	$25,876

See accompanying notes to unaudited condensed consolidated financial statements

ON2 TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands except per share data)

Revenue	$4,996	$3,265	$9,012	$7,717

Operating expenses:
Costs of revenue (1)	445	1,194	1,018	2,624
Research and development (2)	1,721	3,009	3,885	5,817
Sales and marketing (2)	926	1,875	1,902	3,764
General and administrative (2)	1,548	3,926	3,622	6,694
Restructuring expense	—	—	1,032	—
Costs associated with proposed merger	420	—	420	—
Litigation settlement costs	523		523
Equity-based compensation:
Research and development	173	105	311	224
Sales and marketing	70	74	119	112
General and administrative	194	258	426	471

Total operating expenses	6,020	10,441	13,258	19,706

Loss from operations	(1,024)	(7,176)	(4,246)	(11,989)

Other income (expense), net:
Interest (expense) income, net	(33)	(14)	(70)	61
Other income, net	164	15	435	14
Gain from forgiveness of debt	669	—	669	—
Total other income	800	1	1,034	75

Net loss	(224)	(7,175)	(3,212)	(11,914)

Net loss attributable to common stockholders	$(224)	$(7,175)	$(3,212)	$(11,914)

Basic and diluted net loss attributable to common stockholders per common share	$0.00	$(0.04)	$(0.02)	$(0.07)
Weighted average basic and diluted common shares outstanding	175,507	170,971	174,440	170,729

(1)
Includes equity-based compensation of $59,000 and $130,000 for the three and six months ended June 30, 2009. Includes equity-based compensation of $79,000 and $162,000 for the three and six months ended June 30, 2008.

(2)	Excludes equity-based compensation, which is presented separately.

See accompanying notes to unaudited condensed consolidated financial statements

ON2 TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)

Net loss	$(224)	$(7,175)	$(3,212)	$(11,914)

Other comprehensive income (loss):

Foreign currency translation adjustments	520	(57)	(174)	3,423

Comprehensive income (loss)	$296	$(7,232)	$(3,386)	$(8,491)

See accompanying notes to unaudited condensed consolidated financial statements

ON2 TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2009	2008
	(In thousands)
Cash flows from operating activities:

Net loss	$(3,212)	$(11,914)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from forgiveness of debt	(669)	—
Equity-based compensation	986	969
Depreciation	296	281
Amortization	630	1,562
Bad debt expense	(226)	(131)
Asset impairments from restructuring	175	—
Change in fair value of warrant derivative liability	18	—
Changes in operating assets and liabilities:
Accounts receivable	725	4,016
Prepaid expenses and other current assets	144	62
Other assets	25	12
Accounts payable and accrued expenses	(126)	(679)
Accrued restructuring expense	746	—
Deferred revenue	(617)	1,745

Net cash used in operating activities	(1,105)	(4,077)

Cash flows from investing activities:

Proceeds from the sale of short-term investments	132	23,074
Purchase of short-term investments	(131)	(17,684)
Purchases of property and equipment	(168)	(204)

Net cash (used in) provided by investing activities	(167)	5,186

Cash flows from financing activities:

Principal payments on capital lease obligations	(122)	(95)
Net proceeds from short-term borrowings	127	(2,281)
Principal payments on long-term debt	(113)	(183)
Purchase of treasury stock	(4)	(52)
Proceeds from the exercise of common stock options and warrants	—	49

Net cash used in financing activities	(112)	(2,562)

Effect of exchange rate changes on cash and cash equivalents	(107)	(122)

Net decrease in cash and cash equivalents	(1,491)	(1,575)

Cash and cash equivalents, beginning of period	4,157	9,573

Cash and cash equivalents, end of period	$2,666	$7,998

ON2 TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)

Supplemental disclosure of cash flow information:

	Six Months Ended June 30,
	2009	2008
	(In thousands)

Cash paid during the period for interest	$61	$76
Warrant derivative liability - opening balance adjustment for liability	$121	—
Warrant derivative liability - opening balance adjustment additional paid-in capital	$(924)	—
Warrant derivative liability - opening balance adjustment retained earnings	$803	—
Acquisition of fixed assets under capital lease	—	$461
Retirement of treasury stock	$4	$52

See accompanying notes to unaudited condensed consolidated financial statements

ON2 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  Description of On2 Technologies, Inc.

          On2 Technologies, Inc. (“the Company”, “we”, “us” or “our”) is a developer of video compression technology and technology that enables the creation, transmission, and playback of multimedia in resource-limited environments, such as cellular networks transmitting to battery operated mobile handsets or High Definition (HD) video transmitted over the Internet. We have developed a proprietary technology platform and the On2® Video VPx family (e.g., VP6, VP7, and VP8) of video compression/decompression (“codec”) software to deliver high quality video at the lowest possible data rates over proprietary networks and the Internet to personal computers, wireless devices, set-top boxes and other devices. In addition, through our wholly-owned subsidiary, On2 Technologies Finland Oy, we license to chip and mobile handset manufacturers, and other developers of multimedia consumer products the hardware and software designs that make the encoding or decoding of video possible on mobile handsets, set top boxes, portable media players, cameras and other devices. We offer a suite of products and services based on our proprietary compression technology and mobile video technology. Our service offerings include customized engineering, consulting services, and technical support. In addition, we license our software products, which include video and audio codecs and encoding software, for use with video delivery platforms. We also license software that encodes video in the Adobe® Flash® 8 format and other formats; the Flash 8 format uses our VP6 video codec. We also license our hardware video codecs to companies that incorporate our technology into semi conductors and devices.

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

          The Company has experienced significant operating losses and negative operating cash flows to date. At June 30, 2009, the Company had negative working capital of $3,124,000. For the six months ended June 30, 2009, the Company incurred a net loss of $3,212,000, which included non-cash charges of $1,210,000. Cash used in operating activities was $1,105,000 for the six months ended June 30, 2009.

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

          Additionally, On2 Finland may borrow funds up to a maximum of €450,000 ($632,000 based on exchange rates as of June 30, 2009) under a line of credit. As of June 30, 2009, the balance outstanding on this line of credit was $190,000. On July 30, 2009, the limit on the line of credit was reduced to €300,000. Given our cash and short-term investments of $2,797,000 at June 30, 2009, and the Company’s forecasted cash requirements, the Company’s management anticipates that the Company’s existing capital resources will be sufficient to satisfy our cash flow requirements for the next 12 months. We have based our forecasts on assumptions we have made relating to, among other things, the market for our products and services, economic conditions and the availability of credit to us and our customers. If these assumptions are incorrect, or if our sales are less than forecasted and/or expenses higher than expected, we may not have sufficient resources to fund our operations for this entire period. In that event, the Company may need to seek other sources of funds by issuing equity or incurring debt, or may need to implement further reductions of operating expenses, or some combination of these measures, in order for the Company to generate positive cash flows to sustain the operations of the Company. However, because of the recent tightening in global credit markets, we may not be able to obtain financing on favorable terms, or at all.

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

(3)  Recently Adopted Accounting Pronouncements

          In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. SFAS 168 establishes the FASB Accounting Standards Codification (Codification) as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. There will be no change to the Company’s condensed consolidated financial position and results of operations due to the implementation of this Statement.

          When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. Following SFAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification.

          In June 2009, the FASB issued the following two standards which change the way entities account for securitizations and special-purpose entities:

●	SFAS 166, Accounting for Transfers of Financial Assets;
●	SFAS 167, Amendments to FASB Interpretation No. 46(R).

SFAS 166 is a revision to FASB SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS 167 is a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. The new standards will require a number of new disclosures. Statement 167 will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. Statement 166 enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets. SFAS 166 and 167 will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity. Early application is not permitted. The Company is currently evaluating the impact of adopting SFAS 166 and SFAS 167 on its condensed consolidated financial position and results of operations.

          In May 2009, the FASB issued SFAS 165, Subsequent Events. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, SFAS 165 provides:

●
The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements.

●	The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements.
●	The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted this statement as of June 30, 2009. This Statement did not impact the condensed consolidated financial results. Management has evaluated subsequent events through August 7, 2009, the date the financial statements were issued.

          During the second quarter of 2009, the FASB issued FASB Staff Position (FSP) FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP:

●	Affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction.
●	Clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active.
●
Eliminates the proposed presumption that all transactions are distressed (not orderly) unless proven otherwise. The FSP instead requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence.

●	Includes an example that provides additional explanation on estimating fair value when the market activity for an asset has declined significantly.

●	Requires an entity to disclose a change in valuation technique (and the related inputs) resulting from the application of the FSP and to quantify its effects, if practicable.
●	Applies to all fair value measurements when appropriate.

          FSP FAS 157-4 must be applied prospectively and retrospective application is not permitted. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The Company has complied with the requirements FSP FAS 157-4.

          During the second quarter of 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP:

●	Changes existing guidance for determining whether an impairment is other than temporary to debt securities.
●
Replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis.

●	Incorporates examples of factors from existing literature that should be considered in determining whether a debt security is other-than-temporarily impaired.
●
Requires that an entity recognize noncredit losses on held-to-maturity debt securities in other comprehensive income and amortize that amount over the remaining life of the security in a prospective manner by offsetting the recorded value of the asset unless the security is subsequently sold or there are additional credit losses.

●	Requires an entity to present the total other-than-temporary impairment in the statement of earnings with an offset for the amount recognized in other comprehensive income.
●
When adopting FSP FAS 115-2 and FAS 124-2, an entity is required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-temporary impairment from retained earnings to accumulated other comprehensive income if the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery.

          FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4. The Company adopted this FSP for the quarter ended June 30, 2009, and there was no material impact on the Company’s condensed consolidated results of operations or financial position.

          During the second quarter of 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. Under this FSP, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by Statement 107.

          FSP 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. However, an entity may early adopt these interim fair value disclosure requirements only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. The company adopted this FSP in the quarter ended June 30, 2009. There was no impact on the condensed consolidated financial position and results of operations as it relates only to additional disclosures. The Company has complied with the disclosure requirements of FSP FAS 107-1 and APB 28-1.

          On April 1, 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. This FSP amends the guidance in FASB Statement No. 141 (Revised December 2007), Business Combinations, to:

●
Require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with FASB Statement No. 5, Accounting for Contingencies, and FASB Interpretation (FIN) No. 14, Reasonable Estimation of the Amount of a Loss. Further, the FASB decided to remove the subsequent accounting guidance for assets and liabilities arising from contingencies from Statement 141R, and carry forward without significant revision the guidance in FASB Statement No. 141, Business Combinations.

●
Eliminate the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB decided to require that entities include only the disclosures required by Statement 5 and that those disclosures be included in the business combination footnote.

●
Require that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with Statement 141R.

          This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (i.e., January 1, 2009 for a calendar year-end company). This FSP was adopted effective January 1, 2009. There was no material impact upon adoption, and its effects on future periods will depend on the nature and significance of business combinations subject to this statement.

          In June 2008, the Emerging Issues Task Force (“EITF”) reached a consensus in Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). This Issue addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in paragraph 11(a) of SFAS 133, Accounting for Derivative Instruments and Hedging Activities. EITF 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. The Company has adopted EITF 07-05 and has made a cumulative adjustment as of January 1, 2009. As of March 31, 2009 the Company had 1.6 million warrants to purchase common stock outstanding at exercise prices ranging from $0.57 to $0.75. The existence of a “subsequent equity sales (anti-dilution)” provision in the warrants prevented the warrants from being considered to be indexed to the Company’s own stock, which is the first part of the scope exception in paragraph 11(a) of Statement of Financial Accounting Standards No. 133. Accordingly, pursuant to SFAS 133, the Company was required to record a cumulative adjustment to increase retained earnings as of January 1, 2009 of $803,000, a decrease to additional paid-in capital of $924,000, and an increase to warrant derivative liability of $121,000 to account for the impact of EITF 07-5.

          In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, Business Combinations (“SFAS 141R”), which replaces SFAS No. 141, Business Combinations. SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including non-controlling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The implementation of SFAS 141R did not have a material effect on the Company’s condensed consolidated financial position and results of operations and its effects on future periods will depend on the nature and significance of business combinations subject to this statement.

          In April 2009, the FASB issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with SFAS No. 157, “Fair Value Measurements.” This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company adopted this FSP in the quarter ended June 30, 2009, and there was no material impact on the Company’s condensed consolidated financial position and results of operations.

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

          The following table summarizes the activity of the Company’s stock options for the three months ended June 30, 2009:

	Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Life	Aggregate Intrinsic Value
	(Thousands)		(Years)	(Thousands)
Number of shares under option:

Outstanding at January 1, 2009	12,760	$0.78
Granted	105	0.32
Exercised	—	—
Canceled or expired	(499)	0.53

Outstanding at June 30, 2009	12,366	$0.78	5.70	$106

Vested and expected to vest at June 30, 2009	12,288	$0.78	5.70	$105

Exercisable at June 30, 2009	6,424	$0.97	4.52	$17

          Stock based compensation expense recognized in the Unaudited Condensed Consolidated Statement of Operations was $496,000 and $986,000 for the three and six months ended June 30, 2009, respectively. Stock based compensation from restricted stock grants for the three and six months ended June 30, 2009 was $301,000 and $600,000, respectively. Stock based compensation expense recognized in the unaudited condensed consolidated statement of operations was $516,000 and $969,000 for the three and six months ended June 30, 2008, respectively. Stock based compensation from restricted stock grants for the three and six months ended June 30, 2008 was $341,000 and $604,000.

          The following table summarizes the activity of the Company’s non-vested stock options for the three months ended June 30, 2009:

	Shares	Weighted- average Grant Date Fair Value
	(Thousands)
Non-vested at January 1, 2009	6,429	$0.30
Granted	105	0.19
Cancelled or expired	(474)	0.27
Vested during the period	(118)	0.28

Non-vested at June 30, 2009	5,942	$0.30

          As of June 30, 2009, there was $1,255,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under existing stock option plans. This cost is expected to be recognized over a weighted-average period of 1.79 years.

          The Company uses the Black-Scholes option-pricing model to determine the weighted-average fair value of options. There were no options granted during the three months ended June 30, 2009 and 2008. The fair value of options at date of grant and the assumptions utilized to determine such values for options granted during the six months ended June 30, 2009 and June 30, 2008 are indicated in the following table:

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008

Weighted average fair value at date of grant for options granted during the period	$0.19	$0.48

Expected stock price volatility	98%	80%
Expected life of options	3 years	3 years
Risk free interest rates	1.02%	2.27%
Expected dividend yield	0%	0%

          The following summarizes the activity of the Company’s non-vested restricted common stock for the three months ended June 30, 2009:

	Shares	Weighted- average Grant Date Fair Value
	(Thousands)
Non-vested at January 1, 2009	1,192	$1.07
Granted	3,831	0.32
Cancelled or expired	(89)	0.65
Vested during the period	(489)	1.18

Non-vested at June 30, 2009	4,445	$0.42

          During the six months ended June 30, 2009, the Company granted 1,157,000 shares of restricted common stock to its Board of Directors, which shares vest in January 2010, and 2,674,000 shares of restricted common stock to its employees, which shares vest in March 2012. The compensation expense related to these grants was $159,000 and $242,000 for the three and six months ended June 30, 2009, and there was $942,000 of unrecognized compensation cost which will be recognized through the first quarter of 2012.

(5) Cash and cash equivalents and short-term investments

          As of June 30, 2009, the Company held $131,000 in short-term securities, all of which are in a certificate of deposit in a United States bank.

(6) Intangible Assets and Goodwill

          In connection with the Company’s acquisition of On2 Finland on November 1, 2007, the Company acquired intangible assets of $53,354,000, which included goodwill in the amount of $36,075,000. During 2008, the value of these intangible assets were reduced by $33,268,000, including a $26,481,000 reduction for goodwill, as a result of an impairment analysis. There were no intangible asset or goodwill impairment losses recorded during the three or six months ended June 30, 2009.

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

          The assets recognized with respect to acquired software, trademarks, customer relationships and non-compete agreements are being amortized over their estimated lives. Amortization expense related to these intangible assets was $300,000 and $630,000 for the three and six months ended June 30, 2009, respectively, and $757,000 and $1,562,000 for the three and six months ended June 30, 2008, respectively. The intangible assets and goodwill increased by $943,000 and decreased by $85,000 for the three and six months ended June 30, 2009, respectively, and decreased by $59,000 and increased by $3,853,000 for the three and six months ended June 30, 2008, respectively, for the effects of the foreign currency translation adjustment. There were no other additions of intangible assets during the six months ended June 30, 2009.

          Based on the current amount of intangibles subject to amortization, the estimated future amortization expense related to our intangible assets at June 30, 2009 is as follows (in thousands):
For the Year Ending June 30,	Future Amortization
2010	$1,151
2011	1,151
2012	1,151
2013	779
2014	593
Thereafter	1,979
Total	$6,804

(7)  Short-Term Borrowings

          At June 30, 2009, short-term borrowings consisted of the following:

          A line of credit with a Finnish bank for $632,000 (€450,000 at June 30, 2009). The line of credit has no expiration date. Borrowings under the line of credit bear interest at one month EURIBOR plus 1.25% (total of 2.163% at June 30, 2009). The bank also requires a commission payable at .45% of the loan principal. Borrowings are collateralized by substantially all assets of On2 Finland and a guarantee by the Company. The outstanding balance on the line of credit was $190,000 at June 30, 2009. On July 30, 2009 the limit on the line of credit was reduced to €300,000.

          Term Loan

          During July 2008, the Company renewed its Directors and Officers Liability Insurance and financed the premium with a $140,000, nine-month term-loan that carries an effective annual interest rate of 4.75%. The balance at June 30, 2009 was $-0-.

(8)  Long-Term Debt

          During May 2009, the Company received approval for the modification of terms on three notes payable to a Finnish funding agency for its Finland subsidiary. The modification of terms included 1) a forgiveness of debt of €477,000 ($669,000) on one note payable, and 2) extending the due dates of the remaining payments for two years on all three notes payable. The following table summarizes the changes in the payment terms and the forgiveness of debt (amounts in US Dollars using a conversion rate of 1.4048 at June 30, 2009):

	Note Payable 1	Note Payable 2	Note Payable 3

Original Balance:	$123,000	$281,000	$2,025,000

Original payment terms:	$123,000 due 7/3/09	$140,500 due 9/6/09	$675,000 due 12/27/09
		$140,500 due 9/6/10	$675,000 due 12/27/10
			$675,000 due 12/27/11

Forgiveness of debt:	—	—	$669,000

New Balance:	$123,000	$281,000	$1,356,000

New Payment terms:	$123,000 due 7/3/11	$140,500 due 9/6/11	$452,000 due 12/27/11
		$140,500 due 9/6/12	$452,000 due 12/27/12
			$452,000 due 12/27/13

          At June 30, 2009, long-term debt consisted of the following:

Unsecured notes payable to a Finnish funding agency of $1,808,000, including interest at 2.00%, due at dates ranging from July 2011 to December 2013; $200,000 to a Finnish bank, including interest at the 3-month EURIBOR plus 1.1% (total of 2.33% at June 30, 2009), due March 2011, secured by guarantees by the Company, and by the Finnish Government Organization, which also requires additional interest at 2.65% of the loan principal; and an unsecured note payable to a Finnish financing company of $140,000, including interest at the 6 month EURIBOR plus .5% (total of 1.94% at June 30, 2009), due March 2011.

Future maturities of long-term debt are as follows as of June 30, 2009 (in thousands):

For the Year Ending June 30,
2010	$171
2011	218
2012	716
2013	593
2014	452

Total	$2,150

(9)  Warrant Derivative Liability

          In June 2008, the Emerging Issues Task Force (“EITF”) reached a consensus in Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). This Issue addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in paragraph 11(a) of SFAS 133. EITF 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. The Company has adopted EITF 07-05 and has made a cumulative adjustment as of January 1, 2009. As of March 31, 2009 the Company had 1.6 million warrants to purchase common stock outstanding at exercise prices ranging from $0.57 to $0.75. The existence of a “subsequent equity sales (anti-dilution)” provision in the warrants prevented the warrants from being considered to be indexed to the Company’s own stock, which is the first part of the scope exception in paragraph 11(a) of SFAS 133. Accordingly, pursuant to SFAS 133, the Company was required to record a cumulative adjustment to increase retained earnings as of January 1, 2009 of $803,000, a decrease to additional paid-in capital of $924,000, and an increase to warrant derivative liability of $121,000 to account for the impact of EITF 07-5. During the three and six months ended June 30, 2009 the Company recorded a charge of $18,000 to reflect the change in the fair value of the warrant derivative liability. The fair value was calculated using the Black-Scholes pricing model.

(10)   Common Stock

          During the six months ended June 30, 2009, the Company issued 3,831,000 restricted common stock grants. During this period, the Company cancelled 89,000 shares of restricted common stock grants from 2008 formerly held by terminated employees. The Company cancelled 7,000 shares of common stock resulting from the retirement of Treasury Stock, as outlined in Note 11 below.

(11)   Treasury Stock

          In April 2007, the Company’s Board of Directors authorized that all the shares recorded as treasury stock be cancelled and that all subsequent shares received from cashless exercises be cancelled immediately after receipt. The Company allowed its employees to relinquish shares from the vesting of a portion of restricted stock grants for payment of taxes. During the six months ended June 30, 2009, the Company received a total of 7,000 shares at a value of $4,000 for payment of taxes. During the six months ended June 30, 2008, the Company received a total of 53,000 shares at a value of $52,000 for payment of taxes.

(12)   Geographical Reporting and Customer Concentration

The components of the Company’s revenue for the three and six months ended June 30, 2009 and 2008 are summarized as follows (in thousands):

	For the three months ended June 30
	2009	2008
License software revenue	$3,198	$2,087
Engineering services and support	598	482
Royalties	1,181	677
Other	19	19

Total	$4,996	$3,265

	For the six months ended June 30
	2009	2008
License software revenue	$5,402	$5,002
Engineering services and support	1,264	1,062
Royalties	2,308	1,615
Other	38	38

Total	$9,012	$7,717

For the three and six months ended June 30, 2009 foreign customers accounted for approximately 72% and 63%, respectively of the Company’s total revenue. For the three and six months ended June 30, 2008 foreign customers accounted for approximately 62% and 46%, respectively of the Company’s total revenue. These customers are primarily located in Europe and Middle East, and Asia.

Selected information by geographic location is as follows (in thousands):

	For the three months ended June 30
	2009	2008
Revenue from unaffiliated customers:

United States Operations	$1,703	$1,952
Finland Operations	3,293	1,313

Total	$4,996	$3,265

Net Loss:
United States Operations	$(2,106)	$(4,069)
Finland Operations	1,882	(3,106)

Total	$(224)	$(7,175)

	For the six months ended June 30
	2009	2008
Revenue from unaffiliated customers:

United States Operations	$4,227	$4,857
Finland Operations	4,785	2,860

Total	$9,012	$7,717

Net Loss:
United States Operations	$(3,153)	$(5,018)
Finland Operations	(59)	(6,896)

Total	$(3,212)	$(11,914)

	June 30, 2009	December 31, 2008
Identifiable assets:
United States Operations	$4,863	$6,287
Finland Operations	17,769	19,589
Total	$22,632	$25,876

          For the three months ended June 30, 2009, there was one customer that accounted for 15% and one customer that accounted for 13% of the Company’s revenue. For the six months ended June 30, 2009, there was one customer that accounted for 10% of the Company’s revenue. For the three and six months ended June 30, 2008, there was one customer that accounted for 23% and 10%, respectively of the Company’s revenue.

          Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains cash and cash equivalents in two financial institutions in the US and in two financial institutions in foreign countries. The Company performs periodic evaluations of the relative credit standing of the institutions. The cash balances are insured by the FDIC. The Company has cash balances in a money market fund and a checking account at June 30, 2009 that exceeds the FDIC insured amount. Additionally, the Company has a balance in an investment account at June 30, 2009. The investment account is insured by the Securities Investor Protection Corporation up to a value of $500,000 per depositor. The Company did not have investments in excess of $500,000 at June 30, 2009.

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

          Securities that could potentially dilute earnings per share in the future, that had exercise prices below the market price at June, 2009 and 2008, were not included in the computation of diluted loss per share and consist of the following as of June 30:

	2009	2008

Warrants to purchase common stock	—	123,000
Options to purchase common stock	302,500	1,649,000

Total	302,500	1,772,000

(14)   Related Party Transactions

          During the six months ended June 30, 2008, the Company retained McGuireWoods LLP to perform certain legal services on our behalf and incurred approximately $148,000 and $169,000 for the three and six months ended June 30, 2008, respectively, for such legal services. William A. Newman, a director of the Company during that period, was a partner of McGuireWoods LLP until May 2008. In May 2008, Mr. Newman became a partner at Sullivan & Worcester LLP which continues to represent the Company. Mr. Newman resigned as a Director in November 2008.

(15)   Restructuring

          During the first quarter of fiscal 2009, the Company recorded a pre-tax restructuring and impairment charge of $1.032 million, or $0.01 per share, in connection with a number of cost reduction initiatives at its Finnish subsidiary, On2 Finland. These initiatives through June 2009 have resulted in a reduction of workforce that has currently reduced headcount, through resignation and furlough, by 31 On2 Finland employees. In accordance with Finnish law, the Company had negotiated in the first quarter of fiscal 2009 with the representative of the On2 Finland employees and On2 Finland’s management team in order to obtain consensus on the reduction in workforce plan. The Company announced implementation of the final plan to On2 Finland employees on March 18, 2009 and will execute it primarily through a furlough process that began in April 2009 and is anticipated to be fully implemented within fiscal 2009.

          The charges consisted primarily of four items: (1) severance and benefits costs for the minimum future post-termination cash payments to be made to employees as required by Finnish law and the collective bargaining agreement covering most On2 Finland employees; (2) lease payments related to office and property no longer required for operations; (3) related legal and other administrative costs; and (4) non-cash write-offs for impairment from discontinued use of excess capital leased equipment. The future post-termination cash payments are triggered if the Company terminates some or all of the furloughed employees or if employees who are furloughed for longer than 200 days elect to terminate their own employment. The total charges incurred will depend on a number of factors, including the duration of the furloughs, the number of employees, if any, that are recalled from furlough or terminated and, for employees that are furloughed for longer than 200 days, the number of such employees that have not obtained other employment. We have currently estimated the cash and non-cash restructuring and impairment charges to be $1.032 million, however, based on the factors noted, this may increase by an additional $0.2 million during 2009 once the 200 day furlough period has concluded.
Restructuring and Impairment charges and liability consist of the following (in thousands):

	Severance & Benefits	Office & Property	Legal & Other	Asset Impairment	Total
Balance at March 18, 2009	$262	$583	$12	$175	$1,032
Amount Paid	—	—	—	—	—
Adjustment to Expense:
Increase	—	—	—	—	—
Decrease	—	—	—	—	—
Effect of exchange rate	3	8	—	—	11
Balance at March 31, 2009	$265	$591	$12	$175	$1,043
Amount Paid	(58)	(58)	(23)	—	(139)
Adjustment to Expense:
Increase	241	—	17	—	258
Decrease	—	(258)	—	—	(258)
Effect of exchange rate	17	38	1	—	56
Balance at June 30, 2009	$465	$313	$7	$175	$960

The Company has recorded and classified the liability at June 30, 2009 of $785,000 for the restructuring as Accrued Restructuring Expenses, and the charges for Asset Impairment has resulted in a $175,000 reduction of the Company’s assets, Capital Leases-Net, on the Company’s condensed consolidated balance sheet at June 30, 2009. The restructuring and impairment charges of $-0- and $1,032,000 for the three and six months ended June 30, 2009, respectively, are classified as Restructuring Expense on the Company’s condensed consolidated statements of operations.

(16)   Litigation

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

          The complaint asserted that, at various times in 2007, On2 failed to make monthly redemptions of the Series D Preferred Stock in a timely manner and that On2 failed to deliver timely notice of its intention to make such redemptions using shares of On2’s common stock. The complaint also asserted that Islandia timely exercised its right to convert the Series D Preferred Stock into shares of On2 common stock and that On2 failed to credit to Islandia such allegedly converted shares. The complaint further asserted that On2 failed to pay to Islandia certain Series D dividends to which it was entitled. The complaint sought a total of $4,645,193 in damages plus interest and reasonable attorneys’ fees.

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

          On July 23, 2009, On2 and Islandia entered into a Release and Settlement Agreement (the “Settlement Agreement”) to settle the litigation without admitting any of the allegations in the complaint. The Settlement Agreement provides for the issuance by On2 of a convertible note to Islandia in the principal amount of $500,000 which bears an interest rate equal to eight percent (8%) per annum paid semiannually in arrears (the “Note”). The Note may be redeemed by On2 at any time and will become due and payable on July 23, 2010 or earlier upon a change of control. At the time of payment, the Note shall be payable in cash or shares of On2 at the sole discretion of On2, subject to certain conditions. The Settlement Agreement provides that Islandia will file a stipulation to discontinue the lawsuit without prejudice within two business days of the issuance of the Note. The Settlement Agreement also provides that Islandia may recommence the original lawsuit if On2 defaults on its obligations to pay principal and interest on the Note, and if such original lawsuit is recommenced and On2 ultimately is held liable to Islandia, On2 shall receive full credit for any and all amounts already paid on the Note. On July 28, 2009, On2 and Islandia executed and filed with New York State Supreme Court a stipulation of discontinuance of the litigation without prejudice.

          Litigation settlement costs for the three and six months ended June 30, 2009 were $523,000 of which $500,000 is the settlement cost of the lawsuit and $23,000 is for related legal fees.

(17)   Subsequent Event.

          On August 4, 2009, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Google Inc., a Delaware corporation (“Google”), and Oxide Inc., a Delaware corporation and a wholly owned subsidiary of Google (“Merger Sub”) pursuant to which Merger Sub will be merged with and into the Company, and as a result the Company will continue as the surviving corporation and a wholly owned subsidiary of Google (the “Merger”). The directors and officers of Merger Sub immediately prior to the Merger shall be the directors and officers of the surviving corporation after the Merger. Under the terms of the Merger Agreement, which was approved by both companies’ boards of directors, for each share of the Company’s common stock owned, the Company’s stockholders will be entitled to receive the number of shares of Google’s Class A common stock equal to $0.60 divided by the volume weighted average trading price of a share of Google’s Class A common stock for the 20 trading day period ending on the second trading day prior to the date of the Company’s stockholders meeting to consider and approve the Merger Agreement. The merger is conditioned upon, among other things, the approval of the Company’s stockholders, and the receipt of regulatory approvals and other closing conditions. Assuming the satisfaction of these conditions, the transaction is expected to close during the fourth quarter of 2009. On August 4, 2009, the Compensation Committee of the Company’s board of directors adopted the On2 Technologies, Inc. Retention and Severance Plan in connection with the proposed Merger.

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

●
the effects of our furlough and other cost-containment measures undertaken at On2 Finland, including the effectiveness of those measures, the anticipated cost savings associated with those measures and any future restructuring and/or impairment charges arising in connection with current and future cost-containment measures;

●	risks associated with the proposed merger between the Company and a subsidiary of Google Inc.;

●	future competition; and

●	the degree of seasonality in our revenue.

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

Subsequent Event.

          On August 4, 2009, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Google Inc., a Delaware corporation (“Google”), and Oxide Inc., a Delaware corporation and a wholly owned subsidiary of Google (“Merger Sub”) pursuant to which Merger Sub will be merged with and into the Company, and as a result the Company will continue as the surviving corporation and a wholly owned subsidiary of Google (the “Merger”). The directors and officers of Merger Sub immediately prior to the Merger shall be the directors and officers of the surviving corporation after the Merger. Under the terms of the Merger Agreement, which was approved by both companies’ boards of directors, for each share of the Company’s common stock owned, the Company’s stockholders will be entitled to receive the number of shares of Google’s Class A common stock equal to $0.60 divided by the volume weighted average trading price of a share of Google’s Class A common stock for the 20 trading day period ending on the second trading day prior to the date of the Company’s stockholders meeting to consider and approve the Merger Agreement. The merger is conditioned upon, among other things, the approval of the Company’s stockholders, and the receipt of regulatory approvals and other closing conditions. Assuming the satisfaction of these conditions, the transaction is expected to close during the fourth quarter of 2009. On August 4, 2009, the Compensation Committee of the Company’s board of directors adopted the On2 Technologies, Inc. Retention and Severance Plan in connection with the proposed Merger.

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

Results of Operations

          Revenue. Revenue for the three months ended June 30, 2009 was $4,996,000, as compared to $3,265,000 for the three months ended June 30, 2008. Revenue for the six months ended June 30, 2009 was $9,012,000, as compared to $7,717,000 for the six months ended June 30, 2008. Revenue for the three and six months ended June 30, 2009 and 2008 was derived primarily from the sale of software licenses and RTL licenses, royalties, and engineering and consulting services. The increase in revenue for both the three and six months ended June 30, 2009 is primarily attributable to an increase in license and royalty revenue from our Finland subsidiary, partially offset by decreases in US license and royalty revenue.

          Operating Expenses. The Company’s operating expenses consist of costs of revenue, research and development, sales and marketing, general and administrative expenses, litigation settlement costs, costs associated with proposed merger, and equity based compensation. Operating expenses for the three months ended June 30, 2009 were $6,020,000 as compared to $10,441,000 for the three months ended June 30, 2008. Operating expenses were $13,258,000 for the six months ended June 30, 2009 as compared to $19,706,000 for the six months ended June 30, 2008.

          Costs of Revenue. Costs of revenue includes personnel and related overhead expenses, royalties paid for software that is incorporated into the Company’s software, consulting compensation costs, operating lease costs and depreciation and amortization costs. Costs of revenue for the three months ended June 30, 2009 was $445,000 as compared to $1,194,000 for the three months ended June 30, 2008. Costs of revenues for the six months ended June 30, 2009 was $1,018,000 as compared to $2,624,000 for the six months ended June 30, 2008. The decrease of $749,000 for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 is primarily attributable to a $390,000 decrease in the amortization of purchased technology and customer relationships as a result of the asset impairments in 2008 associated with On2 Finland, and a $359,000 decrease in production and engineering costs, technical support and fewer hours allocated by our engineering staff, and a reduction in the foreign currency exchange rate. The decrease of $1,606,000 for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 is primarily attributable to a $901,000 decrease in the amortization of purchased technology and customer relationships as a result of the asset impairments in 2008 associated with On2 Finland, and a $705,000 decrease in production and engineering costs, technical support and fewer hours allocated by our engineering staff, as well as a reduction in the foreign currency exchange rate.

          Research and Development. Research and development expenses, excluding equity-based compensation, consist primarily of salaries and related expenses and consulting fees associated with the development and production of our products and services, operating lease costs and depreciation costs. Research and development expenses for the three months ended June 30, 2009 were $1,721,000 as compared to $3,009,000 for the three months ended June 30, 2008. Research and development expenses for the six months ended June 30, 2009 were $3,885,000 as compared to $5,817,000 for the six months ended June 30, 2008. The decrease of $1,288,000 and $1,932,000 for the three and six months ended June 30, 2009, respectively, is primarily the result a Company-wide cost savings plan implemented during the second half of 2008, a workforce reduction (furlough) process implemented during the first quarter of 2009 and a reduction in the foreign currency exchange rate.

          Sales and Marketing. Sales and marketing expenses, excluding equity-based compensation, consist primarily of salaries and related costs, commissions, business development costs, tradeshow costs, marketing and promotional costs incurred to create brand awareness and public relations expenses. Sales and marketing expenses for the three months ended June 30, 2009 were $926,000 as compared to $1,875,000 for the three months ended June 30, 2008. Sales and marketing expenses for the six months ended June 30, 2009 were $1,902,000 as compared to $3,764,000 for the six months ended June 30, 2008. The decrease of $949,000 and $1,862,000 for the three and six months ended June 30, 2009, respectively, is primarily a decrease in sales and marketing personnel and related travel and overhead costs that is a result of a company-wide cost savings plan implemented during the second half of 2008, a workforce reduction (furlough) process implemented during the first quarter of 2009, and a reduction in the foreign currency exchange rate.

          General and Administrative. General and administrative expenses, excluding equity-based compensation, consist primarily of salaries and related costs for general corporate functions including finance, human resources, management information systems, legal, facilities, outside legal and other professional fees and insurance. General and administrative expenses for the three months ended June 30, 2009 were $1,548,000, as compared to $3,926,000 for the three months ended June 30, 2009. General and administrative expenses for the six months ended June 30, 2009 were $3,622,000 as compared to $6,694,000 for the six months ended June 30, 2008. The decrease of $2,378,000 and $3,072,000 for the three and six months ended June 30, 2009, respectively, is primarily due to a decrease in legal and accounting fees incurred during 2008 related to the Audit Committee’s review of certain 2007 sales contracts in connection with the restatement, a decrease in consulting fees related to the implementation of Sarbanes Oxley Section 404 and other consulting and professional services, a company-wide cost savings plan implemented during the second half of 2008, a workforce reduction (furlough) process implemented during the first quarter of 2009 and a reduction in the foreign currency exchange rate.

          Restructuring Expense. Restructuring expenses consist primarily of severance and benefits, unused office and property leases, legal and other administrative costs, and asset impairment related to unused capital leases. Restructuring expenses for the three and six months ended June 30, 2009 were $1,032,000, as compared with $-0- for the three and six months ended June 30, 2008. The increase is due to a restructuring plan implemented during the first quarter of fiscal 2009 for the On2 Finland subsidiary.

          Costs Associated with Proposed Merger. Costs associated with proposed merger consist primarily of professional fees related to the proposed merger with a subsidiary of Google. Costs associated with proposed merger for the three and six months ended June 30, 2009 were $420,000.

          Litigation Settlement Costs. Litigation settlement costs are the costs of the settlement of the Islandia lawsuit and related legal costs. Litigation settlement costs for the three and six months ended June 30, 2009 were $523,000 of which $500,000 is the settlement cost of the lawsuit and $23,000 is for related legal fees.

          Equity-Based Compensation. Equity based compensation, which is presented separately, was $496,000 and $986,000 for the three and six months ended June 30, 2009, respectively. Equity-based compensation of $59,000 and $130,000 is included in cost of revenue for the three and six months ended June 30, 2009, respectively. Equity-based compensation was $516,000 and $969,000 for the three and six months ended June 30, 2008, respectively. Equity-based compensation of $79,000 and $162,000 is included in cost of revenue for the three and six months ended June 30, 2008, respectively. The increase for the six months ended June 30, 2009 is primarily due to the issuance of restricted stock grants during the first quarter of 2009.

Other Income (Expense), Net

          Interest income (expense), net primarily consists of interest incurred for capital lease obligations and long-term debt, offset by interest earned on the Company’s invested cash balances. Interest income (expense), net was $(33,000) and $(70,000) for the three and six months ended June 30, 2009, respectively, as compared to $(14,000) and $61,000 for the three and six months ended June 30, 2008, respectively. The decrease of $19,000 and 131,000 for the three and six months ended June 30, 2009, respectively, is primarily related to lower cash balances and additional capital leases during the second half of 2008.

          Other income (expense), net primarily consists of government grants related to our Finland subsidiary and changes in the fair value of the warrant derivative liability. The increase in income of $149,000 and $421,000 for the three and six months ended June 30, 2009, respectively, is primarily the result of government grants received by the Company’s Finland subsidiary, offset by the change in the warrant derivative liability.

Gain from forgiveness of debt

          Gain from forgiveness of debt is a result of modifications to our notes payable to a Finnish Funding Agency for the Company’s Finland subsidiary during the second quarter of 2009. Gain from forgiveness of debt for the three and six months ended June 30, 2009 was $669,000.

Liquidity and Capital Resources

          At June 30, 2009, the Company had cash and cash equivalents and short-term investments of $2,797,000, as compared to $4,289,000 at December 31, 2008. At June 30, 2009 the Company had negative working capital of $3,124,000 (without the restructuring accrual, negative working capital would have been $2,339,000 at June 30, 2009), as compared with negative working capital of $1,866,000 at December 31, 2008.

          Net cash used in operating activities was $1,105,000 and $4,407,000 for the six months ended June 30, 2009 and 2008, respectively. The decrease in net cash used in operating activities is primarily related to a net loss of $3,212,000, a decrease in deferred revenue of $617,000, a decrease in accounts payable and accrued expenses of $126,000, a reduction for bad debt expense of $226,000, a gain from forgiveness of debt income of $669,000, partially offset by a decrease in accounts receivable of $725,000, a decrease in prepaid expenses and other current assets of $82,000, an increase in depreciation and amortization of $926,000, an asset impairment from restructuring of $175,000, an increase in accrued restructuring expenses of $746,000, and an increase in equity-based compensation of $986,000.

          Net cash (used in) provided by investing activities was $(167,000) and $5,186,000 for the six months ended June 30, 2009 and 2008, respectively. The decrease in net cash provided by investing activities is primarily a result of the maturing of a majority of the short term investments during the second quarter of 2008.

          Net cash used in financing activities was $112,000 and $2,562,000 for the six months ended June 30, 2009 and 2008, respectively. The decrease in net cash used in financing activities is primarily attributable to a decrease in payments on short-term debt for our Finland subsidiary, due to the non-renewal of certain lines of credit.

          We currently have material commitments for the next 12 months under our operating lease arrangements and borrowings. These arrangements consist primarily of lease arrangements for our office space in Clifton Park, and Manhattan, New York, Cambridge UK, Oulu, Finland, Beijing, China and Tokyo. The aggregate required payments for the next 12 months under these arrangements are $857,000. Notwithstanding the above, our most significant non-contractual operating costs for the next 12 months are compensation and benefit costs, insurance costs and general overhead costs such as telephone and utilities.

          At June 30, 2009, short-term borrowings consisted of the following:

          A line of credit with a Finnish bank for $632,000 (€450,000 at June 30, 2009). The line of credit has no expiration date. Borrowings under the line of credit bear interest at one month EURIBOR plus 1.25% (total of 2.163% at June 30, 2009). The bank also requires a commission payable at .45% of the loan principal. Borrowings are collateralized by substantially all assets of On2 Finland and a guarantee by the Company. The outstanding balance on the line of credit was $190,000 at June 30, 2009. On July 30, 2009 the limit on the line of credit was reduced to €300,000.

          A term loan. During July 2008, the Company renewed its Directors and Officers Liability Insurance and financed the premium with a $140,000, nine-month term-loan that carries an effective annual interest rate of 4.75%. The balance at June 30, 2009 was $-0-.

          At June 30, 2009, long-term debt consisted of the following:

          Unsecured notes payable to a Finnish funding agency of $1,808,000, including interest at 2.00%, due at dates ranging from July 2011 to December 2013; $200,000 to a Finnish bank, including interest at the 3-month EURIBOR plus 1.1% (total of 2.33% at June 30, 2009), due March 2011, secured by guarantees by the Company, and by the Finnish Government Organization, which also requires additional interest at 2.65% of the loan principal; and an unsecured note payable to a Finnish financing company of $140,000, including interest at the 6 month EURIBOR plus .5% (total of 1.94% at June 30, 2009), due March 2011.

          We have experienced significant operating losses and negative operating cash flows to date. We plan to increase cash flows from operations principally from increases in revenue and from cost reduction and restructuring initiatives that we implemented during 2008 and the first quarter of 2009.

          During 2008 and the first quarter of 2009, the Company implemented a restructuring program, including a reduction of its workforce, a reduction in overhead costs, and the identification of one time charges for professional fees. On March 18, 2009 the Company began implementing a number of cost reduction initiatives at its Finnish subsidiary, On2 Finland, including a reduction in workforce that is expected to reduce headcount by approximately 31 On2 Finland employees. The Company implemented these cost reduction initiatives in order to align spending with demand that has weakened as a result of the current global economic conditions and uncertainties, particularly in the semiconductor industry in which On2 Finland operates. In accordance with Finnish law, the Company negotiated with the representative of the On2 Finland employees and On2 Finland’s management team in order to obtain consensus on the reduction in workforce plan. The Company implemented the plan primarily through a furlough process that took effect in April 2009 and is expected to be fully implemented within fiscal 2009.

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

          Additionally, On2 Finland may borrow funds up to a maximum of €450,000 ($632,000 based on exchange rates as of June 30, 2009) under a line of credit. As of June 30, 2009 the balance on this line of credit was $190,000. On July 30, 2009, the limit on the line of credit was reduced to €300,000. Given our cash and short-term investments of $2,797,000 at June 30, 2009, and the Company’s forecasted cash requirements, the Company’s management anticipates that the Company’s existing capital resources will be sufficient to satisfy our cash flow requirements for the next 12 months.

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

Impact of Recently-Issued Accounting Pronouncements

          In June 2009 the Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles. SFAS 168 establishes the FASB Accounting Standards Codification (Codification) as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. There will be no change to the Company’s condensed consolidated financial position and results of operations due to the implementation of this Statement.

          When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. Following SFAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification.

          In June 2009 the FASB has issued the following two standards which change the way entities account for securitizations and special-purpose entities:

●	SFAS 166, Accounting for Transfers of Financial Assets;
●	SFAS 167, Amendments to FASB Interpretation No. 46(R).

SFAS 166 is a revision to FASB SFAS. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 167 is a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. The new standards will require a number of new disclosures. Statement 167 will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. Statement 166 enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets. SFAS 166 and 167 will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity. Early application is not permitted. The Company is currently evaluating the impact of adopting SFAS 166 and SFAS 167 on its condensed consolidated financial position and results of operations.

          In May 2009 the FASB has issued SFAS 165, Subsequent Events. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, SFAS 165 provides:

●
The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements;

●	The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and
●	The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted this statement as of June 30, 2009. This Statement did not impact the condensed consolidated financial results. Management has evaluated subsequent events through August 7, 2009, the date the condensed consolidated financial statements were issued.

          During the second quarter of 2009 the FASB has issued FASB Staff Position (FSP) FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP:

●	Affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction.
●	Clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active.
●
Eliminates the proposed presumption that all transactions are distressed (not orderly) unless proven otherwise. The FSP instead requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence.

●	Includes an example that provides additional explanation on estimating fair value when the market activity for an asset has declined significantly.
●	Requires an entity to disclose a change in valuation technique (and the related inputs) resulting from the application of the FSP and to quantify its effects, if practicable.
●	Applies to all fair value measurements when appropriate.

          FSP FAS 157-4 must be applied prospectively and retrospective application is not permitted. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The Company has complied with the requirements FSP FAS 157-4.

          During the second quarter of 2009 the FASB has issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP:

●	Changes existing guidance for determining whether an impairment is other than temporary to debt securities;
●
Replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis;

●	Incorporates examples of factors from existing literature that should be considered in determining whether a debt security is other-than-temporarily impaired;
●
Requires that an entity recognize noncredit losses on held-to-maturity debt securities in other comprehensive income and amortize that amount over the remaining life of the security in a prospective manner by offsetting the recorded value of the asset unless the security is subsequently sold or there are additional credit losses;

●	Requires an entity to present the total other-than-temporary impairment in the statement of earnings with an offset for the amount recognized in other comprehensive income; and
●
When adopting FSP FAS 115-2 and FAS 124-2, an entity is required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-temporary impairment from retained earnings to accumulated other comprehensive income if the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery.

          FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4. The company adopted this FSP for the quarter ended June 30, 2009, and there was no material impact on the Company’s condensed consolidated results of operations or financial position.

          During the second quarter of 2009 the FASB has issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. Under this FSP, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by Statement 107.

          FSP 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. However, an entity may early adopt these interim fair value disclosure requirements only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. The company adopted this FSP in the quarter ended June 30, 2009. There was no impact on the condensed consolidated financial position and results of operations as it relates only to additional disclosures. The Company has complied with the disclosure requirements of FSP FAS 107-1 and APB 28-1.

          On April 1, 2009 the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. This FSP amends the guidance in FASB Statement No. 141 (Revised December 2007), Business Combinations, to:

●
Require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with FASB Statement No. 5, Accounting for Contingencies, and FASB Interpretation (FIN) No. 14, Reasonable Estimation of the Amount of a Loss. Further, the FASB decided to remove the subsequent accounting guidance for assets and liabilities arising from contingencies from Statement 141R, and carry forward without significant revision the guidance in FASB Statement No. 141, Business Combinations.

●
Eliminate the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB decided to require that entities include only the disclosures required by Statement 5 and that those disclosures be included in the business combination footnote.

●
Require that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with Statement 141R.

          This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (i.e., January 1, 2009 for a calendar year-end company). This FSP was adopted effective January 1, 2009. There was no material impact upon adoption, and its effects on future periods will depend on the nature and significance of business combinations subject to this statement.

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

          In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, Business Combinations (“SFAS 141R”), which replaces SFAS No. 141, Business Combinations. SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including non-controlling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The implementation of SFAS 141R did not have a material effect on the Company’s condensed consolidated financial position and results of operations and its effects on future periods will depend on the nature and significance of business combinations subject to this statement.

          In April 2009, the FASB issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with SFAS No. 157, “Fair Value Measurements.” This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company adopted this FSP in the quarter ended June 30, 2009, and there was no material impact on the Company’s condensed consolidated financial position and results of operations.

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

          As of June 30, 2009, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

          (b) Changes in Internal Controls over Financial Reporting:

          There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

          The complaint asserted that, at various times in 2007, On2 failed to make monthly redemptions of the Series D Preferred Stock in a timely manner and that On2 failed to deliver timely notice of its intention to make such redemptions using shares of On2’s common stock. The complaint also asserted that Islandia timely exercised its right to convert the Series D Preferred Stock into shares of On2 common stock and that On2 failed to credit to Islandia such allegedly converted shares. The complaint further asserted that On2 failed to pay to Islandia certain Series D dividends to which it was entitled. The complaint sought a total of $4,645,193 in damages plus interest and reasonable attorneys’ fees.

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

          On July 23, 2009, On2 and Islandia entered into a Release and Settlement Agreement (the “Settlement Agreement”) to settle the litigation without admitting any of the allegations in the complaint. The Settlement Agreement provides for the issuance by On2 of a convertible note to Islandia in the principal amount of $500,000 which bears an interest rate equal to eight percent (8%) per annum paid semiannually in arrears (the “Note”). The Note may be redeemed by On2 at any time and will become due and payable on July 23, 2010 or earlier upon a change of control. At the time of payment, the Note shall be payable in cash or shares of On2 at the sole discretion of On2, subject to certain conditions. The Settlement Agreement provides that Islandia will file a stipulation to discontinue the lawsuit without prejudice within two business days of the issuance of the Note. The Settlement Agreement also provides that Islandia may recommence the original lawsuit if On2 defaults on its obligations to pay principal and interest on the Note, and if such original lawsuit is recommenced and On2 ultimately is held liable to Islandia, On2 shall receive full credit for any and all amounts already paid on the Note. On July 28, 2009, On2 and Islandia executed and filed with New York State Supreme Court a stipulation of discontinuance of the litigation without prejudice.

Item 1A.	Risk Factors

          With the exception of the following risk factor, there have been no other material changes in our risk factors from those disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Merger Agreement with Google

          There are a number of risks and uncertainties relating to the proposed merger between the Company and a subsidiary of Google. The risks and uncertainties include the possibility that the transaction may be delayed or may not be completed as a result of failure to obtain necessary approval of the Company’s stockholders, the failure to obtain or any delay in obtaining necessary regulatory clearances or satisfying other closing conditions. Any delay in completing, or failure to complete, the merger could have a negative impact on the Company’s business, its stock price, and its relationships with customers or employees. In addition, under certain circumstances, if the transaction is terminated, the Company may be required to pay a significant termination fee to Google.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

          On July 23, 2009, On2 issued a convertible note to Islandia, L.P. in the principal amount of $500,000 which bears an interest rate equal to eight percent (8%) per annum (the “Note”). The Note was issued in connection with the execution of a Release and Settlement Agreement (the “Settlement Agreement”) by and between On2 and Islandia to settle ongoing litigation between the parties. The Note may be redeemed by On2 at anytime and will become due and payable on July 23, 2010 or earlier upon a change of control. At the time of payment, the Note shall be payable in cash or shares of On2 at the sole discretion of On2, subject to certain conditions. If On2 opts to pay the Note in shares of On2 common stock, the conversion price will be calculated by dividing (i) the principal amount plus accrued and unpaid interest outstanding under the Note by (ii) a price per share equal to 85% of the average of the 20 trading day daily volume weighted average price of a share of On2 common stock at the time of conversion ending one trading day prior to the date of payment. On2 issued the Note in a private placement transaction made in reliance upon the exemption from securities registration afforded by Section 4(2) under the Securities Act of 1933, as amended and Regulation D thereunder.

Item 4.	Submission of Matters to a Vote of Security Holders

  On May 20, 2009, we held our annual stockholders meeting at the Company’s headquarters in Clifton Park, New York. Our stockholders re-elected our board of directors and approved all proposals presented at the annual meeting. The items considered and approved at the annual meeting are described in the proxy statement dated April 6, 2009. The record date for the annual meeting was March 31, 2009. The meeting was called for the purpose of considering the following proposals:

1.	to elect six (6) directors to serve on our Board of Directors for the term commencing immediately following the Annual Meeting;

2.	To ratify the selection of Marcum & Kliegman LLP as the independent registered public accounting firm of the Company for the fiscal year ending December 31, 2009; and

3.	to transact any business as may properly come before the meeting and any adjournments thereof.

          J. Allen Kosowsky, Mike Alfant, Mike Kopetski, James Meyer, Afsaneh Naimollah, and Thomas Weigman were nominated by the Board of Directors for election to the Board of Directors at the annual meeting. All of the nominees were current directors and were elected at the last annual meeting of stockholders.

          The votes received on the above proposals, including a separate tabulation with respect to each director nominee, were as follows:

Proposal 1: Election of Directors

Director	For	% For*	Withheld	% Withheld*
J. Allen Kosowsky	114,413,058	80.25%	28,173,798	19.75%
Mike Alfant	114,795,297	80.51%	27,791,559	19.49%
Mike Kopetski	114,132,839	80.05%	28,454,017	19.95%
James Meyer	112,450,227	78.87%	30,136,628	21.13%
Afsaneh Naimollah	112,331,476	78.79%	30,255,380	21.21%
Thomas Weigman	113,623,661	79.69%	28,963,195	20.31%

Proposal 2: Ratification of the Selection of Marcum & Kliegman as the Company’s Independent Registered Public Accounting Firm

For	% For**	Against	% Against**	Witheld	% Witheld**
134,693,820	77.47%	3,042,269	1.73%	3,561,387	2.02

* - % of shares voted
** - % of shares outstanding

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

On2 Technologies, Inc.
(Registrant)

August 7, 2009	/s/ MATTHEW FROST
(Date)	(Signature)
Matthew Frost
Interim Chief Executive Officer

On2 Technologies, Inc.
(Registrant)

August 7, 2009	/s/ WAYNE BOOMER
(Date)	(Signature)
Wayne Boomer
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)