Form 10-Q
period 2009-09-30
ON2 TECHNOLOGIES, INC.
filed 2009-11-05
CIK 1045280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009.

OR

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
☑  Yes              ☐  No

Indicated by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).
☐  Yes              ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definition of “large accelerated filer,” “accelerated filer,”  and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☑ Accelerated filer
☐ Non-accelerated filer	☐ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest applicable date:

The number of shares of the Registrant’s Common Stock, par value $0.01 (“Common Stock”), outstanding as of October 31, 2009 was 176,590,000.

PART I — FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

ON2 TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)
	September 30,	December 31,
	2009	2008
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$2,070	$4,157
Short-term investments	131	132
Accounts receivable, net of allowance for doubtful accounts of $378 at September 30, 2009 and $623 at December 31, 2008	4,254	2,730
Prepaid and other current assets	323	439
Total current assets	6,778	7,458
Property and equipment, net	626	715
Capital leases, net	326	686
Acquired software, net	1,786	2,212
Other acquired intangibles, net	4,983	5,276
Goodwill	9,410	9,099
Other assets	382	430
Total assets	$24,291	$25,876
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$959	$1,352
Accrued expenses	5,360	4,368
Accrued restructuring expenses	898	-
Deferred revenue	2,422	2,133
Short-term borrowings	256	63
Note payable	508	-
Current portion of long-term debt	177	1,148
Capital lease obligation	263	260
Total current liabilities	10,843	9,324
Long-term debt	1,967	1,802
Capital lease obligation, excluding current portion	253	432
Warrant derivative liability	153	-
Total liabilities	13,216	11,558
Commitments and contingencies	-	-
Stockholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 authorized and -0- outstanding	-	-
Common stock, $0.01 par value; 250,000,000 shares authorized; 176,590,000 and 171,769,000 shares issued, and outstanding at September 30, 2009 and December 31, 2008, respectively	1,766	1,718
Additional paid-in capital	196,860	196,371
Accumulated other comprehensive loss	(857)	(1,073)
Accumulated deficit	(186,694)	(182,698)
Total stockholders’ equity	11,075	14,318
Total liabilities and stockholders’ equity	$24,291	$25,876
See accompanying notes to unaudited condensed consolidated financial statements

ON2 TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands except per share data)

Revenue	$5,259	$4,971	$14,271	$12,688

Operating expenses:
Costs of revenue (1)	561	940	1,579	3,564
Research and development (2)	1,560	2,848	5,445	8,665
Sales and marketing (2)	841	2,018	2,743	5,782
General and administrative (2)	1,380	1,946	5,002	8,640
Asset impairments	-	26,245	-	26,245
Restructuring expense	146	-	1,178	-
Costs associated with proposed merger	1,989	-	2,409	-
Litigation settlement costs	-	-	523	-
Equity-based compensation:
Research and development	167	101	478	325
Sales and marketing	77	35	196	147
General and administrative	190	257	616	728

Total operating expenses	6,911	34,390	20,169	54,096

Loss from operations	(1,652)	(29,419)	(5,898)	(41,408)

Other income (expense), net:
Interest (expense) income, net	(30)	(27)	(100)	34
Other income, net	95	331	530	345
Gain from forgiveness of debt	-	-	669	-
Total other income	65	304	1,099	379
Net loss	(1,587)	(29,115)	(4,799)	(41,029)

Net loss attributable to common stockholders	$(1,587)	$(29,115)	$(4,799)	$(41,029)

Basic and diluted net loss attributable to common stockholders per common share	$(0.01)	$(0.17)	$(0.03)	$(0.24)
Weighted average basic and diluted common shares outstanding	175,960	171,613	174,952	171,028

(1)
Includes equity-based compensation of $78,000 and $208,000 for the three and nine months ended September 30, 2009.  Includes equity-based compensation of $53,000 and $215,000 for the three and nine months ended September 30, 2008.

(2)	Excludes equity-based compensation, which is presented separately.

See accompanying notes to unaudited condensed consolidated financial statements

ON2 TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)

Net loss	$(1,587)	$(29,115)	$(4,799)	$(41,029)

Other comprehensive income:

Foreign currency translation adjustments	389	4,497	216	1,073

Comprehensive loss	$(1,198)	$(24,618)	$(4,583)	$(39,956)

See accompanying notes to unaudited condensed consolidated financial statements

ON2 TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended September 30,
	2009	2008
	(In thousands)
Cash flows from operating activities:

Net loss	$(4,799)	$(41,029)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from forgiveness of debt	(669)	-
Equity-based compensation	1,498	1,415
Depreciation	437	390
Amortization	922	2,240
Bad debt expense	(238)	16
Asset impairments from restructuring	175	-
Asset impairments	-	26,245
Change in fair value of warrant derivative liability	32	-
Loss on disposal of equipment	-	1
Litigation settlement costs	508	-
Changes in operating assets and liabilities:
Accounts receivable	(1,143)	3,382
Prepaid expenses and other current assets	237	(144)
Other assets	47	(257)
Accounts payable and accrued expenses	545	(1,007)
Accrued restructuring expense	842	-
Deferred revenue	230	1,460

Net cash used in operating activities	(1,376)	(7,288)

Cash flows from investing activities:

Proceeds from the sale of short-term investments	132	23,074
Purchase of short-term investments	(131)	(17,685)
Purchases of property and equipment	(174)	(313)
Proceeds from disposal of equipment	-	1

Net cash (used in) provided by investing activities	(173)	5,077

Cash flows from financing activities:

Principal payments on capital lease obligations	(181)	(141)
Net proceeds from (payments on) short-term borrowings	88	(2,134)
Principal payments on long-term debt	(200)	(561)
Purchase of treasury stock	(36)	(52)
Proceeds from the exercise of common stock options and warrants	-	50

Net cash used in financing activities	(329)	(2,838)

Effect of exchange rate changes on cash and cash equivalents	(209)	(33)

Net decrease in cash and cash equivalents	(2,087)	(5,082)

Cash and cash equivalents, beginning of period	4,157	9,573

Cash and cash equivalents, end of period	$2,070	$4,491

ON2 TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)

Supplemental disclosure of cash flow information:

	Nine Months Ended September 30,
	2009	2008
	(In thousands)

Cash paid during the period for interest	$99	$138
Insurance premium financed with a term loan	$122	$140
Warrant derivative liability - opening balance adjustment for liability	$121	-
Warrant derivative liability - opening balance adjustment additional paid-in capital	$(924)	-
Warrant derivative liability - opening balance adjustment retained earnings	$803	-
Acquisition of fixed assets under capital lease	-	$846
Retirement of treasury stock	$36	$52
Issuance of note payable, and accrued interest	$508	-

See accompanying notes to unaudited condensed consolidated financial statements

ON2 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  Description of On2 Technologies, Inc.

On2 Technologies, Inc. (“the Company”, “On2”, “we”, “us” or “our”) is a developer of video compression technology and technology that enables the creation, transmission, and playback of multimedia in resource-limited environments, such as cellular networks transmitting to battery operated mobile handsets or High Definition (HD) video transmitted over the Internet. We have developed a proprietary technology platform and the On2® Video VPx family (e.g., VP6, VP7, and VP8) of video compression/decompression (“codec”) software to deliver high quality video at the lowest possible data rates over proprietary networks and the Internet to personal computers, wireless devices, set-top boxes and other devices. In addition, through our wholly-owned subsidiary, On2 Technologies Finland Oy (“On2 Finland”), we license to chip and mobile handset manufacturers and other developers of multimedia consumer products the hardware designs and software that make the encoding or decoding of video possible on mobile handsets, set top boxes, portable media players, cameras and other devices. We offer a suite of products and services based on our proprietary compression technology and mobile video technology. Our service offerings include customized engineering, consulting services, and technical support. In addition, we license our software products, which include video and audio codecs and encoding software, for use with video delivery platforms. We also license software that encodes video in the Adobe® Flash® video format and other formats; the Flash Player 8 and all subsequent versions of Flash Player released to date use our VP6 video codec. We also license our hardware video codecs to companies that incorporate our technology into semi conductors and devices.

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

The Company has experienced significant operating losses and negative operating cash flows to date. At September 30, 2009, the Company had negative working capital of $4,065,000. For the nine months ended September 30, 2009, the Company incurred a net loss of $4,799,000, which included non-cash charges of $2,665,000. Cash used in operating activities was $1,376,000 for the nine months ended September 30, 2009.

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

Additionally, On2 Finland may borrow funds up to a maximum of €300,000 ($438,000 based on exchange rates as of September 30, 2009) under a line of credit. As of September 30, 2009, the balance outstanding on this line of credit was $160,000. Given our cash and short-term investments of $2,201,000 at September 30, 2009 and the Company’s forecasted cash requirements, the Company’s management anticipates that the Company’s existing capital resources will be sufficient to satisfy our cash flow requirements for the next 12 months. We have based our forecasts on assumptions we have made relating to, among other things, the market for our products and services, economic conditions and the availability of credit to us and our customers. If these assumptions are incorrect, or if our sales are less than forecasted and/or expenses higher than expected, we may not have sufficient resources to fund our operations for this entire period. In that event, the Company may need to seek other sources of funds by issuing equity or incurring debt, or may need to implement further reductions of operating expenses, or some combination of these measures, in order for the Company to generate positive cash flows to sustain the operations of the Company. However, because of the recent tightening in global credit and equity markets, we may not be able to obtain financing on favorable terms, or at all.

(2) Merger Agreement with Google

On August 4, 2009, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Google Inc., a Delaware corporation (“Google”), and Oxide Inc., a Delaware corporation and a wholly owned subsidiary of Google (“Merger Sub”) pursuant to which Merger Sub will be merged with and into the Company, and as a result the Company will continue as the surviving corporation and a wholly owned subsidiary of Google (the “Merger”). The directors and officers of Merger Sub immediately prior to the Merger shall be the directors and officers of the surviving corporation after the Merger. Under the terms of the Merger Agreement, which was approved by both Google’s and the Company’s boards of directors, for each share of the Company’s common stock owned, the Company’s stockholders will be entitled to receive the number of shares of Google’s Class A common stock equal to $0.60 divided by the volume weighted average trading price of a share of Google’s Class A common stock for the 20 trading day period ending on the second trading day prior to the date of the Company’s stockholders meeting to consider and approve the Merger Agreement. The merger is conditioned upon, among other things, the approval of the Company’s stockholders, the receipt of regulatory approvals and other closing conditions. Assuming the satisfaction of these conditions, the transaction is expected to close during the fourth quarter of 2009. On August 4, 2009, the Compensation Committee of the Company’s board of directors adopted the On2 Technologies, Inc. Retention and Severance Plan in connection with the proposed Merger.

(3)  Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The interim condensed consolidated financial statements are unaudited. However, in the opinion of management, such financial statements contain all adjustments (consisting of normally recurring accruals) necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. The condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures included herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC on March 12, 2009.

(4)  Recently Adopted Accounting Pronouncements

The Financial Accounting Standards Board (FASB) has published FASB Accounting Standards Update 2009-13, Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures. FASB Accounting Standards Update 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard will have an impact on the Company’s consolidated financial position and results of operations for all multiple deliverable arrangements entered into or materially modified in 2011.

The following three standards have not yet been integrated into the FASB Accounting Standards Codification.

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. SFAS 168 establishes the FASB Accounting Standards Codification (Codification) as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. There was no change to the Company’s condensed consolidated financial position and results of operations due to the implementation of this Statement.

On the effective date of SFAS 168, the Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. Following SFAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification.

In June 2009, the FASB issued the following two standards which change the way entities account for securitizations and special-purpose entities:

•	SFAS 166, Accounting for Transfers of Financial Assets;
•	SFAS 167, Amendments to FASB Interpretation No. 46(R).

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

(5)  Stock-Based Compensation

The Company recognizes stock-based compensation cost in accordance with a fair-value-based method specified in the accounting standards for stock-based compensation. These standards require all stock-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations as an operating expense, based on their fair values on grant date. We recognize stock-based compensation cost associated with awards subject to graded vesting where each vesting tranche is treated as a separate award. The compensation cost associated with each vesting tranche is recognized as expense evenly over the vesting period of that tranche.

The following table summarizes the activity of the Company’s stock options for the three months ended September 30, 2009:

	Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Life	Aggregate Intrinsic Value
	(Thousands)		(Years)	(Thousands)
Number of shares under option:

Outstanding at January 1, 2009	12,760	$0.78
Granted	105	0.32
Exercised	-	-
Canceled or expired	(553)	1.59
Outstanding at September 30, 2009	12,312	$0.73	5.48	$987

Vested and expected to vest at September 30, 2009	12,250	$0.74	5.47	$977

Exercisable at September 30, 2009	7,875	$0.80	4.80	$434

Stock-based compensation expense recognized in the Unaudited Condensed Consolidated Statement of Operations was $512,000 and $1,498,000 for the three and nine months ended September 30, 2009, respectively. Stock-based compensation from restricted stock grants for the three and nine months ended September 30, 2009 was $317,000 and $916,000, respectively. Stock-based compensation expense recognized in the unaudited condensed consolidated statement of operations was $446,000 and $1,415,000 for the three and nine months ended September 30, 2008, respectively. Stock-based compensation from restricted stock grants for the three and nine months ended September 30, 2008 was $320,000 and $924,000.

The following table summarizes the activity of the Company’s non-vested stock options for the nine months ended September 30, 2009:
	Shares	Weighted- average Grant Date Fair Value
	(Thousands)
Non-vested at January 1, 2009	6,429	$0.30
Granted	105	0.19
Cancelled or expired	(474)	0.27
Vested during the period	(1,623)	0.24

Non-vested at September 30, 2009	4,437	$0.33

As of September 30, 2009, there was $1,064,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under existing stock option plans. This cost is expected to be recognized over a weighted-average period of 1.56 years.

The Company uses the Black-Scholes option-pricing model to determine the weighted-average fair value of options.  There were no options granted during the three months ended September 30, 2009.  The fair value of options at date of grant and the assumptions utilized to determine such values for options granted during the three months ended September 30, 2008 is indicated in the following table:

Three Months Ended September 30, 2008

Weighted average fair value at date of grant for options granted during the period	$0.22

Expected stock price volatility	83%
Expected life of options	3 years
Risk free interest rates	2.41%
Expected dividend yield	0%

The fair value of options at date of grant and the assumptions utilized to determine such values for options granted during the nine months ended September 30, 2009 and September 30, 2008 are indicated in the following table:

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008

Weighted average fair value at date of grant for options granted during the period	$0.19	$0.24

Expected stock price volatility	98%	83%
Expected life of options	3 years	3 years
Risk free interest rates	1.02%	2.40%
Expected dividend yield	0%	0%

The following summarizes the activity of the Company’s non-vested restricted common stock for the nine months ended September 30, 2009:

	Shares	Weighted- average Grant Date Fair Value

	(Thousands)
Non-vested at January 1, 2009	1,192	$1.07
Granted	4,974	0.38
Cancelled or expired	(89)	0.65
Vested during the period	(660)	0.98

Non-vested at September 30, 2009	5,417	$0.45

During the nine months ended September 30, 2009, the Company granted 1,157,000 shares of restricted common stock to its Board of Directors, which shares vest in January 2010, and 3,817,000 shares of restricted common stock to its employees, which shares vest over three-year periods ending in March and August 2012. The compensation expense related to these grants was $184,000 and $426,000 for the three and nine months ended September 30, 2009, and there was $1,410,000 of unrecognized compensation cost which will be recognized through the third quarter of 2012.

(6)  Cash and cash equivalents and short-term investments

As of September 30, 2009, the Company held $131,000 in short-term securities, all of which are in a certificate of deposit in a United States bank.

(7)  Intangible Assets and Goodwill

In connection with the Company’s acquisition of On2 Finland on November 1, 2007, the Company acquired intangible assets of $53,354,000, which included goodwill in the amount of $36,075,000. During 2008, the value of these intangible assets was reduced by $33,268,000, including a $26,481,000 reduction for goodwill, as a result of an impairment analysis. There were no intangible asset or goodwill impairment losses recorded during the three or nine months ended September 30, 2009.

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

The assets recognized with respect to acquired software, trademarks, customer relationships and non-compete agreements are being amortized over their estimated lives. Amortization expense related to these intangible assets was $293,000 and $922,000 for the three and nine months ended September 30, 2009, respectively, and $778,000 and $2,340,000 for the three and nine months ended September 30, 2008, respectively. The intangible assets and goodwill increased by $599,000 and $514,000 for the three and nine months ended September 30, 2009, respectively, and decreased by $4,877,000 and $1,024,000 for the three and nine months ended September 30, 2008, respectively, for the effects of the foreign currency translation adjustment. There were no other additions of intangible assets during the nine months ended September 30, 2009.

Based on the current amount of intangibles subject to amortization, the estimated future amortization expense related to our intangible assets at September 30, 2009 is as follows (in thousands):

For the Year Ending September 30,	Future Amortization
2010	$1,196
2011	1,196
2012	1,196
2013	665
2014	616
Thereafter	1,900
Total	$6,769

(8)  Short-Term Borrowings

At September 30, 2009, short-term borrowings consisted of the following:

A line of credit with a Finnish bank for €300,000 ($438,000 at September 30, 2009) which expires June 30, 2010. Borrowings under the line of credit bear interest at one month EURIBOR plus 2% (total of 2.455% at September 30, 2009). The bank also requires a commission payable at 2% of the loan principal. Borrowings are collateralized by substantially all assets of On2 Finland and a guarantee by the Company. The outstanding balance on the line of credit was $160,000 at September 30, 2009.

Term Loan

During July 2009, the Company renewed its Directors and Officers Liability Insurance and financed the premium with a $122,000, nine-month term-loan that carries an effective annual interest rate of 4.5%. The balance at September 30, 2009 was $96,000.

(9)  Long-Term Debt

During May 2009, the Company received approval for the modification of terms on three notes payable to a Finnish funding agency for On2 Finland. The modification of terms included 1) a forgiveness of debt of €477,000 ($669,000) on one note payable, and 2) extending the due dates of the remaining payments for two years on all three notes payable. The following table summarizes the changes in the payment terms and the forgiveness of debt (amounts in U.S. Dollars using a conversion rate of 1.4592 at September 30, 2009):

	Note Payable 1	Note Payable 2	Note Payable 3

Original Balance:	$128,000	$292,000	$2,106,000

Original payment terms:	$128,000 due 7/3/09	$146,000 due 9/6/09	$702,000 due 12/27/09
		$146,000 due 9/6/10	$702,000 due 12/27/10
			$702,000 due 12/27/11

Forgiveness of debt (based on a conversion rate of 1.402 at time of modification):	-	-	$669,000
Less: Effect of foreign currency translation:			$27,000

New Balance:	$128,000	$292,000	$1,410,000

New Payment terms:	$128,000 due 7/3/11	$146,000 due 9/6/11	$470,000 due 12/27/11
		$146,000 due 9/6/12	$470,000 due 12/27/12
			$470,000 due 12/27/13

At September 30, 2009, long-term debt consisted of the following:

Unsecured notes payable to a Finnish funding agency of $1,878,000, including interest at 1.00%, due at dates ranging from July 2011 to December 2013; $156,000 to a Finnish bank, including interest at the 3-month EURIBOR plus 1.1% (total of 1.87% at September 30, 2009), due March 2011, secured by guarantees by the Company, and by the Finnish Government Organization, which also requires additional interest at 2.65% of the loan principal; and an unsecured note payable to a Finnish financing company of $110,000, including interest at the 6 month EURIBOR plus .5% (total of 1.54% at September 30, 2009), due March 2011.

Future maturities of long-term debt are as follows as of September 30, 2009 (in thousands):

For the Year Ending September 30,
2010	$177
2011	411
2012	616
2013	470
2014	470

Total	$2,144

(10)  Convertible Debt

On July 23, 2009, and as more fully described in Note 18, the Company settled a lawsuit claim by issuing a convertible note in the principal amount of $500,000 which bears an interest rate equal to eight percent (8%) per annum paid semiannually in arrears (the “Note”). The Note may be redeemed by the Company at any time at the Company’s discretion and will become due and payable on July 23, 2010 or earlier upon a change of control. At the time of payment, the Note shall be payable in cash or shares of the Company at the sole discretion of the Company, subject to certain conditions. The principal amount plus accrued interest (the “Conversion Amount”) may be paid to the holder in shares of the Company’s common stock, par value $0.01 per share. The amount of shares to be issued is calculated by dividing the Conversion Amount by a price per share equal to 85% of the average of the 20 trading day daily volume weighted average price (VWAP) of a share of Common Stock on NYSE Alternext U.S., Inc. ending one trading day prior to the date of payment, rounding downward to the nearest whole share. The payment shares issued to the holder shall not exceed 4.99% of the aggregate issued and outstanding shares of Common Stock. As of September 30, 2009 the principal amount plus accrued interest was $508,000. The amount of shares of Common Stock that would have been issued to satisfy the debt at September 30, 2009 is approximately 1,025,000 shares. If the stock price increased by $1.00, the amount of shares required to be issued would decrease by approximately 648,000 shares.

(11)  Warrant Derivative Liability

In accordance with accounting standards for derivative instruments the Company has made a cumulative adjustment as of January 1, 2009. The Company was required to make a determination of whether an instrument (or an embedded feature) is indexed to the Company’s stock, which is the first part of a scope exception in determining whether a financial instrument is considered to be a derivative instrument. As of March 31, 2009 the Company had 1.6 million warrants to purchase common stock outstanding at exercise prices ranging from $0.57 to $0.75. The existence of a “subsequent equity sales (anti-dilution)” provision in the warrants prevented the warrants from being considered to be indexed to the Company’s own stock, which is the first part of the scope exception in determining whether a financial instrument is considered to be a derivative instrument. Accordingly, the Company was required to record a cumulative adjustment to increase retained earnings as of January 1, 2009 of $803,000, a decrease to additional paid-in capital of $924,000, and an increase to warrant derivative liability of $121,000. During the three and nine months ended September 30, 2009 the Company recorded a charge of $14,000 and $32,000, respectively, to reflect the change in the fair value of the warrant derivative liability. The fair value was calculated using the Black-Scholes pricing model.

(12)  Common Stock

During the nine months ended September 30, 2009, the Company issued 4,974,000 restricted common stock grants. During this period, the Company cancelled 89,000 shares of restricted common stock granted in 2008 and formerly held by terminated employees. The Company cancelled 63,000 shares of common stock resulting from the retirement of Treasury Stock, as outlined in Note 13 below.

(13) Treasury Stock

In April 2007, the Company’s Board of Directors authorized that all the shares recorded as Treasury Stock be cancelled and that all subsequent shares received from cashless exercises be cancelled immediately after receipt.  The Company allowed its employees to relinquish shares from the vesting of a portion of restricted stock grants for payment of taxes.  During the nine months ended September 30, 2009, the Company received a total of 63,000 shares at a value of $36,000 for payment of taxes.  During the nine months ended September 30, 2008, the Company received a total of 53,000 shares at a value of $52,000 for payment of taxes.

 (14)  Geographical Reporting and Customer Concentration

The components of the Company’s revenue for the three and nine months ended September 30, 2009 and 2008 are summarized as follows (in thousands):

	For the three months ended September 30
	2009	2008
License software revenue	$3,947	$3,415
Engineering services and support	543	576
Royalties	750	961
Other	19	19

Total	$5,259	$4,971

	For the nine months ended September 30
	2009	2008
License software revenue	$9,348	$8,417
Engineering services and support	1,809	1,638
Royalties	3,058	2,576
Other	56	57

Total	$14,271	$12,688

For the three and nine months ended September 30, 2009 foreign customers accounted for approximately 76% and 68%, respectively of the Company’s total revenue.  For the three and nine months ended September 30, 2008 foreign customers accounted for approximately 60% and 52%, respectively of the Company’s total revenue.  These customers are primarily located in Europe, the Middle East and Asia.

Selected information by geographic location is as follows (in thousands):

	For the three months ended September 30
	2009	2008
Revenue from unaffiliated customers:

United States Operations	$2,273	$3,489
Finland Operations	2,986	1,482

Total	$5,259	$4,971

Net income (loss):
United States Operations	$(2,746)	$508
Finland Operations	1,159	(29,623)

Total	$(1,587)	$(29,115)

	For the nine months ended September 30
	2009	2008
Revenue from unaffiliated customers:

United States Operations	$6,499	$8,346
Finland Operations	7,772	4,342

Total	$14,271	$12,688

Net Loss:
United States Operations	$(5,899)	$(4,510)
Finland Operations	1,100	(36,519)

Total	$(4,799)	$(41,029)

	September 30,	December 31,
	2009	2008
Identifiable assets:
United States Operations	$4,697	$6,287
Finland Operations	19,594	19,589
Total	$24,291	$25,876

For the three months ended September 30, 2009, there was one customer that accounted for 27% of the Company’s revenue.  For the nine months ended September 30, 2009, there was one customer that accounted for 10% of the Company’s revenue.  For the three months ended September 30, 2008, there was one customer that accounted for 11% of the Company’s revenue.  For the nine months ended September 30, 2008, there were no customers that individually accounted for 10% or more of the Company’s revenue.

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents.  The Company maintains cash and cash equivalents in two financial institutions in the U.S. and in two financial institutions in foreign countries.  The Company performs periodic evaluations of the relative credit standing of the institutions.  The cash balances in the U.S. are insured by the FDIC.  The Company has cash balances in a money market fund and a checking account at September 30, 2009 that exceeds the FDIC insured amount.  Additionally, the Company has a balance in an investment account at September 30, 2009.  The investment account is insured by the Securities Investor Protection Corporation up to a value of $500,000 per depositor.  The Company did not have investments in excess of $500,000 at September 30, 2009.

(15) Net Loss Per Share

Basic net loss per share is computed by dividing the net loss applicable to common shares by the weighted average number of common shares outstanding during the period.  Diluted loss attributable to common shares adjusts basic loss per share for the effects of convertible debt, warrants, stock options and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive.  The shares issuable upon the exercise of stock options and warrants are excluded from the calculation of net loss per share as their effect would be anti-dilutive.

Securities that could potentially dilute earnings per share in the future, that had exercise prices below the market price at September 30, 2009 and 2008, were not included in the computation of diluted loss per share and consist of the following as of September 30:

	2009	2008

Warrants to purchase common stock	123,000	-
Options to purchase common stock	3,250,000	102,500
Convertible debt	1,025,000	-

Total	4,398,000	102,500

(16)  Related Party Transactions

During the nine months ended September 30, 2008, the Company retained McGuireWoods LLP to perform certain legal services on our behalf and incurred approximately $59,000 and $228,000 for the three and nine months ended September 30, 2008, respectively, for such legal services.   William A. Newman, a director of the Company during that period, was a partner of McGuireWoods LLP until May 2008.  In May 2008, Mr. Newman became a partner at Sullivan & Worcester LLP which continues to represent the Company.  Mr. Newman resigned as a Director in November 2008.

(17)  Restructuring

During the first quarter of fiscal 2009, the Company recorded a pre-tax restructuring and impairment charge of $1,032,000, or $0.01 per share, in connection with a number of cost reduction initiatives at its Finnish subsidiary, On2 Finland. The Company recorded an additional impairment charge of $146,000, or $0.00 per share, during the third fiscal quarter of fiscal 2009. The total impairment charges for the nine months ended September 30, 2009 are $1,178,000. These initiatives through September 2009 have resulted in a reduction of workforce that has currently reduced headcount, through resignation and furlough, by 31 On2 Finland employees. In accordance with Finnish law, the Company had negotiated in the first quarter of fiscal 2009 with the representative of the On2 Finland employees and On2 Finland’s management team in order to obtain consensus on the reduction in workforce plan. The Company announced implementation of the final plan to On2 Finland employees on March 18, 2009 and will execute it primarily through a furlough process that began in April 2009 and is anticipated to be fully implemented within fiscal 2009.

The charges consisted primarily of four items: (1) severance and benefits costs for the minimum future post-termination cash payments to be made to employees as required by Finnish law and the collective bargaining agreement covering most On2 Finland employees; (2) lease payments related to office and property no longer required for operations; (3) related legal and other administrative costs; and (4) non-cash write-offs for impairment from discontinued use of excess capital leased equipment. The future post-termination cash payments are triggered if the Company terminates some or all of the furloughed employees or if employees who are furloughed for longer than 200 days elect to terminate their own employment. The total charges incurred will depend on a number of factors, including the duration of the furloughs, the number of employees, if any, that are recalled from furlough or terminated and, for employees that are furloughed for longer than 200 days, the number of such employees that have not obtained other employment. We have currently estimated the cash and non-cash restructuring and impairment charges to be $1,178,000. Based on the factors noted, however, this may increase by an additional $100,000 during 2009 once the 200 day furlough period has concluded.

Restructuring and Impairment charges and liability consist of the following (in thousands):

	Severance & Benefits	Office & Property	Legal & Other	Asset Impairment	Total
Balance at March 18, 2009	$262	$583	$12	$175	$1,032
Amount Paid	-	-	-	-	-
Adjustment to Expense:
Increase	-	-	-	-	-
Decrease	-	-	-	-	-
Effect of exchange rate	3	8	-	-	11
Balance at March 31, 2009	$265	$591	$12	$175	$1,043
Amount Paid	(58)	(58)	(23)	-	(139)
Adjustment to Expense:
Increase	241	-	17	-	258
Decrease	-	(258)	-	-	(258)
Effect of exchange rate	17	38	1	-	56
Balance at June 30, 2009	$465	$313	$7	$175	$960
Amount Paid	(8)	(45)	(10)	-	(63)
Adjustment to Expense:
Increase	164	-	3	-	167
Decrease	-	(21)	-	-	(21)
Effect of exchange rate	18	12	-	-	30
Balance at September 30, 2009	$639	$259	$-	$175	$1,073

The Company has recorded and classified the liability at September 30, 2009 of $898,000 for the restructuring as Accrued Restructuring Expenses, and the charges for Asset Impairment has resulted in a $175,000 reduction of the Company’s assets, Capital Leases-Net, on the Company’s condensed consolidated balance sheet at September 30, 2009.    The restructuring and impairment charges of $146,000 and $1,178,000 for the three and nine months ended September 30, 2009, respectively, are classified as Restructuring Expense on the Company’s condensed consolidated statements of operations.

(18) Litigation

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

On July 23, 2009, On2 and Islandia entered into a Release and Settlement Agreement (the “Settlement Agreement”) to settle the litigation without On2’s admission of any of the allegations in the complaint.  Pursuant to the Settlement Agreement, On2 issued to Islandia a convertible note in the principal amount of $500,000 that bears an interest rate equal to eight percent (8%) per annum  paid semiannually in arrears (the “Note”).  The Note may be redeemed by On2 at any time and will become due and payable on July 23, 2010 or earlier upon a change of control.  At the time of payment, the Note shall be payable in cash or shares of On2 at the sole discretion of On2, subject to certain conditions.  The Settlement Agreement also provides that Islandia may recommence the original lawsuit if On2 defaults on its obligations to pay principal and interest on the Note, and if such original lawsuit is recommenced and On2 ultimately is held liable to Islandia, On2 shall receive full credit for any and all amounts already paid on the Note.  On July 28, 2009, On2 and Islandia executed and filed with New York State Supreme Court a stipulation of discontinuance of the litigation without prejudice.

Litigation settlement costs for the three and nine months ended September 30, 2009 were $-0- and $523,000, respectively, of which $500,000 is the settlement cost of the lawsuit and $23,000 is for related legal fees.

Shareholder Litigation Related to Google Acquisition

As announced on August 5, 2009, the Company entered into an Agreement and Plan of Merger, dated August 4, 2009 (the “Merger Agreement”), by and among the Company, Google Inc. and Oxide Inc. (“Oxide”), a direct, wholly owned subsidiary of Google. The Merger Agreement, which is included in the registration statement on Form S-4, as amended (the “Registration Statement”), filed by Google with the SEC, provides that Oxide will merge with and into On2, with On2 continuing as a direct, wholly owned subsidiary of Google (the “Merger”).

As previously disclosed in a Form 8-K filed by the Company on August 10, 2009, and as discussed in the Registration Statement under the caption “On2 Proposal 1 – The Merger – Litigation Related to the Merger,” since the proposed merger was announced on August 5, 2009, On2 has been served with five purported class action complaints, four filed in the Court of Chancery of the State of Delaware, which have been consolidated into a single action (the “Delaware Action”), and another filed in the Supreme Court of the State of New York, County of Queens (the “New York Action”).  On September 17, 2009, plaintiffs in the Delaware Action filed a Consolidated Verified Class Action Complaint and plaintiff in the New York Action filed an Amended Class Action Complaint.  In general, these pleadings allege, among other things, that the members of the On2 board of directors breached their fiduciary duties to the stockholders of On2 in connection with negotiating and entering into the Merger Agreement and by making materially misleading disclosures about the Merger negotiations and Merger terms in the initial preliminary proxy statement/prospectus and that Google and On2 aided and abetted in such alleged breaches of the directors’ duties.  Both actions seek similar relief, including, among other things, declaratory and injunctive relief (including enjoining the closing of the proposed Merger) and also seek damages in an unspecified amount.

Although On2, the On2 directors and Google believe that the Delaware Action and the New York Action are entirely without merit and that they have valid defenses to all claims, to minimize the costs associated with this litigation, on October 23, 2009, On2 and the On2 directors and the plaintiffs to each of the Delaware Action and the New York Action entered into a memorandum of understanding (“MOU”) contemplating the settlement of all claims in each of the Delaware Action and the New York Action. Under the MOU, the plaintiffs, on behalf of themselves and the putative class, agreed to settle all the aforementioned litigation and release the named defendants in the actions (including Google, which is not participating in the settlement) and their affiliates from, among other things, claims related to the Merger. Pursuant to the terms of the MOU, On2 agreed to provide additional supplemental disclosures that are reflected in the proxy statement/prospectus, which forms a part of the Registration Statement. The settlement is contingent upon, among other things, further definitive documentation, approval of the settlement and the dismissal with prejudice of the actions by, respectively, the Delaware Court of Chancery and the Supreme Court of the State of New York.   The proposed settlement is not in any way an admission of any wrongdoing or liability in connection with the plaintiffs’ allegations and the On2 directors maintain that they diligently and scrupulously complied with their fiduciary and other legal duties.

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

•	the impact of volatile securities markets on our access to capital markets and on our share price and the impact of volatile foreign exchange rates on our business;

•	future revenues, income taxes, net loss per share, acquisition costs and related amortization, and other measures of results of operations;

•	the effects of acquiring On2 Finland, including possible future impairments of goodwill associated with that acquisition;

•	difficulties in controlling expenses, legal compliance matters or internal control over financial reporting review, improvement and remediation;

•	risks associated with the previously reported ineffectiveness of the Company’s internal control over financial reporting and our ability to remediate material weaknesses, if any;

•	the financial performance and growth of our business, including future international growth;

•	our financial position and the availability of resources;

•	the availability of credit and future debt and/or equity investment capital;

•
the effects of our furlough and other cost-containment measures undertaken at On2 Finland, including the effectiveness of those measures, the anticipated cost savings associated with those measures and any future restructuring and/or impairment charges arising in connection with current and future cost-containment measures;

•	risks associated with the proposed merger between the Company and a subsidiary of Google Inc.;

•	future competition; and

•	the degree of seasonality in our revenue.

These forward-looking statements are only predictions, and actual events or results may differ materially.  The statements are based on management’s beliefs and assumption using information available at the time the statements were made.  We cannot guarantee future results, levels of activity, performance or achievements.  Factors that may cause actual results to differ are often presented with the forward-looking statements themselves.  Additionally, other risks that may cause actual results to differ from predicted results are set forth in “Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

Many of the forward-looking statements are subject to additional risks related to our need to either secure additional financing or to increase revenues to support our operations or business or technological factors.  We believe that between the funds we have on hand and the funds we expect to generate, we have sufficient funds to finance our operations for the next 12 months.  We have based our forecasts on assumptions we have made relating to, among other things, the market for our products and services, economic conditions and the availability of credit to us and our customers.  If these assumptions are incorrect, however, we may not have sufficient resources to fund our operations for this entire period.  Additional funds may also be required to pursue strategic opportunities or for capital expenditures.  Because of the recent tightening in global credit and equity markets, we may not be able to obtain financing on favorable terms, or at all. In this regard, the business and operations of the Company are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements contained in this Form 10-Q.  In evaluating our business, you should give careful consideration to the information set forth under the caption “Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2008, in addition to the other information set forth herein.

We undertake no duty to update any of the forward-looking statements except as required by applicable law, whether as a result of new information, future events or otherwise. In light of the foregoing, readers are cautioned not to place undue reliance on the forward-looking statements contained in this report.

Merger Agreement with Google

On August 4, 2009, the Company entered into the Merger Agreement by and among the Company, Google Inc., a Delaware corporation (“Google”), and Oxide Inc., a Delaware corporation and a wholly owned subsidiary of Google (“Merger Sub”) pursuant to which Merger Sub will be merged with and into the Company, and as a result the Company will continue as the surviving corporation and a wholly owned subsidiary of Google.  The directors and officers of Merger Sub immediately prior to the Merger shall be the directors and officers of the surviving corporation after the Merger.  Under the terms of the Merger Agreement, which was approved by both companies’ boards of directors, for each share of the Company’s common stock owned, the Company’s stockholders will be entitled to receive the number of shares of Google’s Class A common stock equal to $0.60 divided by the volume weighted average trading price of a share of Google’s Class A common stock for the 20 trading day period ending on the second trading day prior to the date of the Company’s stockholders meeting to consider and approve the Merger Agreement.  The Merger is conditioned upon, among other things, the approval of the Company’s stockholders, and the receipt of regulatory approvals and other closing conditions.  Assuming the satisfaction of these conditions, the transaction is expected to close during the fourth quarter of 2009.  On August 4, 2009, the Compensation Committee of the Company’s board of directors adopted the On2 Technologies, Inc. Retention and Severance Plan in connection with the proposed Merger.

Overview

The Company is a developer of video compression technology and technology that enables the creation, transmission, and playback of multimedia in resource-limited environments, such as cellular networks transmitting to battery operated mobile handsets or High Definition (HD) video transmitted over the Internet.  We have developed a proprietary technology platform and the On2® Video VPx family (e.g., VP6, VP7, and VP8) of video compression/decompression (“codec”) software to deliver high-quality video at the lowest possible data rates over proprietary networks and the Internet to personal computers, wireless devices, set-top boxes and other devices.  Unlike many other video codecs that are based on standard compression specifications set by industry groups (e.g., MPEG-2 and H.264), our video compression/decompression technology is based solely on intellectual property that we developed and own ourselves.  In addition, through our wholly-owned subsidiary, On2 Finland, we license to chip and mobile handset manufacturers and other developers of multimedia consumer products the hardware designs and software that make the encoding or decoding of video possible on mobile handsets, set top boxes, portable media players, cameras and other devices.  We also provide integration, customization and support services to enable high quality video on, and faster interoperability between devices.

In 2004, we licensed our video compression technology to Macromedia, Inc. (now Adobe Systems Incorporated) for use in the Adobe® Flash® multimedia player.  In anticipation of Adobe using our codec in the Flash platform, we launched our business of developing and marketing video encoding and transcoding software for the Flash platform.  Flash encoding has become an increasingly important part of our business.  In May 2008, we entered into a license agreement with Sun Microsystems for the use of our video compression technology in the JavaFX® platform and anticipate further growth for our encoding and transcoding businesses as a result of this transaction.

We have also dedicated significant resources to marketing customized software to device manufacturers that enable their devices to decode Flash and JavaFx content.

We offer the following suite of products that incorporate our proprietary compression technology:

•	Video codecs, including On2 VP6®, VP7™ and VP8™;

•	Flix® Pro – an application targeted at web developers for encoding and transcoding video for delivery over the Internet to either Flash or JavaFX players;

•	Flix Publisher – a set of web browser plug-ins that enable live capture, encoding, and transcoding of video along with posting on web sites or live streaming via the Adobe Flash Media Server;

•	Flix Engine – a backend, server-side transcoding platform used by a large number of video sites to repurpose their video for playback over the Internet and on devices; and

•	Flix DirectShow SDK – a set of libraries that enable software vendors to create, edit, and deliver video content for Flash or JavaFX.

We also offer the following suite of hardware and software products that incorporates our video technology for mobile and embedded platforms:

•	On2 VP6, VP7 and VP8 video codec software;

•	MPEG-4, H.263, H.264 / AVC and VC-1 video codec hardware designs and software;

•	JPEG codecs implemented in hardware designs and software;

•	AMR-NB and Enhanced aacPlus™ software-based audio codecs;

•	Pre- and post-processing technologies (such as cropping, rotation, scaling) implemented in both software and in hardware designs;

•	File format and streaming components; and

•	Recorder and player application logic.

In addition, we offer the following services in connection with both our proprietary video compression technology and our mobile video technology:

•	Customized engineering and consulting services;

•	On2 Flix Cloud, our pay-as-you go encoding service; and

•	Technical support.

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

Wireless Applications
•      Delivering video via wireless networks, e.g., satellite, WLAN, WIMAX and cellular
•      Providing video record and playback capability to battery-operated handsets such as mobile phones, MIDs, PDAs and PMPs

User-Generated Content (“UGC”) Sites
•      Providing video encoding software for use on UGC site operators’ servers
•      Providing encoding software for users who are creating UGC
•      Providing transcoding software to allow UGC site operators to convert video from one format to another

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

•	Continuing our research and development efforts to improve our current codecs and develop new technologies that increase the quality of video technology and improve the experience of end users;

•	Continuing our research and development efforts to design hardware decoders and encoders that minimize the space used on a chip and to improve the quality of those products;

•	Updating and enhancing our existing consumer products, such as the Flix line and embedded technologies;

•	Providing pay-as-you-go encoding in our Flix Cloud software-as-a-service offering using the Amazon EC2® cloud computing environment;

•	Employing flexible licensing strategies to offer customers more attractive business terms than those available for competing technologies;

•
Attempting to negotiate licensing arrangements with customers that provide for receipt of recurring revenue and/or that offer us the opportunity to market products that complement our customers’ implementations of our software; and

•
Using the expertise of On2 Finland to assist us in the design of our proprietary codecs and to develop hardware designs of those codecs and optimizations for embedded processors that will allow those products to be easily implemented on devices.

We earn revenue chiefly through licensing our software technology and hardware designs and providing specialized software and hardware engineering and consulting services to customers.  In addition to charging up-front license fees, we often require that customers pay us royalties in connection with their use of our software and hardware products.  The royalties may come in the form of either a fee for each unit of the customer’s products containing our software products or hardware designs that are sold or distributed or payments based on a percentage of the revenues that the customer earns from any of its products or services that use our software.  Royalties may be subject to guaranteed minimum amounts (e.g., minimum annual royalties) and/or maximum amounts (e.g., annual caps) that may vary substantially from deal to deal.

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

We recognize the strategic importance of implementing our proprietary VPx video codecs in hardware and developing highly optimized software libraries for operation on processors used in embedded devices.  Prior to the acquisition of our On2 Finland subsidiary, we had a limited selection of off-the-shelf optimized software that we could license to customers who were interested in implementing our codecs on devices.  We therefore regularly required customers to pay us to customize our software, or to perform the customizations themselves, or to hire third-party consultants to perform the customizations.  The On2 Finland acquisition has given us access to additional experienced internal resources to help us to develop hardware and software implementations that will allow customers to implement our codecs quickly and efficiently on embedded devices.  In October, 2009, On2 Finland released its Hantro™ 9190 hardware video decoder design.  The 9190 is the first On2 Finland hardware design to support video playback in the On2 VP6 video format.

As part of our strategy to develop complementary products that could allow us to capitalize on our customers’ success, in 2005 we completed the acquisition from Wildform, Inc., of its Flix line of encoding software.  The Flix software allows users to prepare video and other multimedia content for playback on the Adobe Flash player, which is one of the most widely distributed multimedia players.  Adobe is currently using our VP6 software in the Flash Player 8 and all subsequent versions of Flash Player released to date.  When we acquired the Flix software line from Wildform, we believed that there was an opportunity for us to sell Flash encoding software to end users, such as video professionals and web designers, and to software development companies that wish to add Flash encoding functionality to their software.  We concluded that we could best take advantage of the anticipated success of Flash by taking the most up-to-date Flash encoding software straight from the company that developed VP6 video and combining it with the already well-known Flix brand, which has existed since the advent of Flash video and has a loyal following among users.  Following Adobe’s announcement in late 2007 of support for the H.264 codec in its Flash 9 player, we announced support for H.264 in our Flix products and have been adding support for additional codecs.  These additional features have helped to make the Flix product line a more complete encoding solution for users.

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

One of the most significant recent trends in our business is our increasing reliance on the success of the product deployments of our customers. As referenced above, our license agreements with customers increasingly provide for the payment of license fees that are dependent on the number of units of a customer’s product incorporating our software that are sold or the amount of revenue generated by a customer from the sale of products or services that incorporate our software.  We have chosen this royalty-dependent licensing model because, as a small company competing in a market that offers a vast range of video-enabled devices, we do not have the product development or marketing resources to develop and market end-to-end video solutions.  Instead, our codec software products are primarily intended to be used as a building block for companies that are developing end-to-end video products and/or services.

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

We believe that we have adopted the licensing model most appropriate for a business of our size and expertise.  However, a natural result of this licensing model is that the amount of revenue we generate is highly dependent on the speed with which our customers deploy products containing our technology and the success of those deployments.  In certain circumstances, we may decide to reduce the amount of up-front license fees and charge a higher per-unit royalty.  If the products of customers with whom we have established per unit royalty or revenue sharing relationships or in connection with whom we expect to market complementary products do not generate significant sales, these revenues may not attain significant levels.  Conversely, if one or more of such customers’ products are widely adopted, our revenues will likely be enhanced.

We are continuing to participate in the trend towards the proliferation of user generated video content on the web.  As Internet use has grown worldwide and Internet connection speeds have increased, sites such as MySpace, Facebook, and YouTube, which allow visitors to create and view UGC, have sprung up and seen their popularity soar.  Although initially consumer generated content consisted primarily of text content and still photographs, the availability of relatively inexpensive digital video cameras and video-enabled mobile phones, the growth in the number of users with access to broadband Internet connections and improvements in video compression technology have contributed to a rapid rise in consumer-created video content.  Weblogs (blogs) and podcasts (broadcasts of audio content to iPod® and MP3 devices) have evolved to include video content.   The continued proliferation of UGC video on the Internet and the popularity of Adobe Flash video on the web have had a positive effect on our business and have given us the opportunity to license Flash encoding tools for use in video blogs, video podcasts and to UGC sites or to individual users of those services.

We continue to experience an increased interest by UGC site operators and device manufacturers to allow users to access UGC content by means of mobile handsets, set-top boxes and other devices.  Many of the UGC sites use Flash VP6 video, and while VP6 video is available on a vast number of PCs, it is still only available on a limited number of chip-based devices, such as mobile devices and set top boxes.  We are therefore witnessing demand on two fronts:  (1) demand to integrate Flash video onto non-PC platforms, and (2) until most devices can play Flash video content, demand to provide transcoding software that allows Flash 8 content to be decoded and re-encoded into a format (such as the 3GPP standard) that is supported on devices.  We are actively working to provide solutions for both of these demands and plan to continue to respond as necessary to the evolution and migration of Flash video.

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

Another one of our primary businesses is the development and marketing of digital electronic hardware designs (known as register transfer level designs or RTL) of video codecs to manufacturers of computer chips and multimedia devices.  A licensee of our RTL design might use that product to implement a video decoder on the licensee’s chip, and the decoder would be built into the circuitry of the licensee’s chip.  One of the factors affecting our hardware business is our ability to develop efficient RTL designs that minimize the physical area of a chip devoted to our designs.  Increasing the surface area of a chip increases the manufacturer’s production costs.  Our ability to produce RTL designs that require less surface area than our competitors’ designs results in lower production costs for our licensees and gives us a competitive advantage.

Another factor affecting our hardware business is our reputation for producing reliable products that have been thoroughly tested, are accompanied by good documentation and are supported by a strong technical support team.  Chip and device manufacturers that are potential customers for our hardware products develop the products with which they will integrate our RTL designs.  Our hardware designs are hard-wired into chip circuitry rather than loaded as software.  In connection with high volume chip production, the per-unit price of a specialized chip that has had multimedia support built into the chip can be substantially less than the costs of using a more powerful software-upgradable microcontroller unit or digital signal processor (DSP).  However, any errors in the software operating on a DSP can be relatively easily corrected through a software upgrade or patch, while errors that have been hardwired into a circuit are more difficult, and may be impossible, to correct.  Because customers for our RTL designs will invest a great deal of time and money into the designs, our reputation as a well-established provider of reliable, well-supported RTL designs is an important factor in our continuing success.

As multimedia content has proliferated on the Internet, manufacturers of mobile devices such as cell phones and personal media players (PMPs) have expanded their product lines to support playback and creation of that content.  As noted above, in general, manufacturers have two options to add multimedia support to their devices.  They can use either a specialized chip that has multimedia support hard-wired into it (RTL) or a more powerful DSP that can run software to provide the necessary multimedia functions.  Hardware implementations that require RTL designs such as ours offer a number of advantages over DSPs with software layers:

•	They are cheaper to produce in high volumes;

•	They use less energy, which prolongs battery life of mobile devices;

•	They produce less heat, which has important implications for, among other things, circuit design; and

•	They allow for simultaneous encoding and decoding of HD video content.

But there are also disadvantages to hardware implementations of multimedia tools:

•	Initial implementation costs are high; and

•	Hardware implementations are generally not upgradeable.

Similarly, software-upgradable DSPs offer certain advantages:

•	Modifying software to operate on a DSP is easier and less expensive than implementing the software in hardware, reducing initial project costs and speeding deployment;

•	DSPs do not require costly re-designs and re-tooling to operate new software; and

•	They are more easily upgradeable.

But they also have certain disadvantages:

•	Per-chip costs are higher than pure hardware solutions as volumes increase; and

•	The increased processor power required to operate diverse software increases heat and power consumption.

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

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements that have been prepared under accounting principles generally accepted in the United States.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could materially differ from those estimates.  We have disclosed all significant accounting policies in Note 1 to the consolidated financial statements included in our Form 10-K for the fiscal year ended December 31, 2008.  The consolidated financial statements and the related notes thereto should be read in conjunction with the following discussion of our critical accounting policies. Our critical accounting policies and estimates are:

•	Revenue recognition;

•	Accounts receivable allowance;

•	Equity-based compensation; and

•	Impairment of goodwill and other intangible assets.

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

We recognize revenue in accordance with accounting standards for software revenue recognition. Under each arrangement, revenues are recognized when a non-cancelable agreement has been signed and the customer acknowledges an unconditional obligation to pay, the products or applications have been delivered, there are no uncertainties surrounding customer acceptance, the fees are fixed and determinable and collection is reasonably assured. Revenues recognized from multiple-element software arrangements are allocated to each element of the arrangement based on the fair values of the elements, such as product licenses, post-contract customer support or training. The determination of the fair value is based on the vendor specific objective evidence available to us. If such evidence of the fair value of each element of the arrangement does not exist, we defer all revenue from the arrangement until such time that evidence of the fair value does exist or until all elements of the arrangement are delivered.

Our software licensing arrangements typically consist of two elements: a software license and post-contract customer support (“PCS”). We recognize license revenues based on the residual method after all elements other than PCS have been delivered. We recognize PCS revenues over the term of the maintenance contract or on a “per usage” basis, whichever is stated in the contract. Vendor specific objective evidence of the fair value of PCS is determined by reference to the price the customer will have to pay for PCS when it is sold separately (i.e. the renewal rate). Most of our license agreements offer additional PCS at a stated price. Revenue is recognized on a per copy basis for licensed software when each copy of the licensed software purchased by the customer or reseller is delivered. We do not allow returns, exchanges or price protection for sales of software licenses to our customers or resellers, and we do not allow our resellers to purchase software licenses under consignment arrangements.

When we sell engineering and consulting services together with a software license, the arrangement typically requires customization and integration of the software into a third party hardware platform. In these arrangements, we require the customer to pay a fixed fee for the engineering and consulting services and a licensing fee in the form of a per-unit royalty. We account for engineering and consulting arrangements in accordance with accounting standards for construction-type contracts.  When reliable estimates are available for the costs and efforts necessary to complete the engineering or consulting services and those services do not include contractual milestones or other acceptance criteria, we recognize revenue under the percentage of completion contract method based upon input measures, such as hours. When such estimates are not available, we defer all revenue recognition until we have completed the contract and have no further obligations to the customer.

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

Equity-Based Compensation.  The Company recognizes stock-based compensation cost in accordance with a fair-value-based method specified in the accounting standards for stock-based compensation.  These standards require all stock-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations as an operating expense, based on their fair values on grant date.  We recognize stock-based compensation cost associated with awards subject to graded vesting where each vesting tranche is treated as a separate award.   The compensation cost associated with each vesting tranche is recognized as expense evenly over the vesting period of that tranche.

Impairment of Goodwill and Other Intangible Assets.  We assess goodwill for impairment in accordance with accounting standards for goodwill and other intangible assets, which requires that goodwill be tested for impairment on a periodic basis.  The process of evaluating the potential impairment of goodwill is highly subjective and requires significant management judgment to forecast future operating results, projected cash flows and current period market capitalization levels.  In estimating the fair value of the business, we make estimates and judgments about the future cash flows.  Although our cash flow forecasts are based on assumptions that are consistent with the plans and estimates we are using to manage our business, there is significant judgment in determining such future cash flows.  We also consider market capitalization on the date we perform the analysis.

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

Results of Operations

Revenue.  Revenue for the three months ended September 30, 2009 was $5,259,000, as compared to $4,971,000 for the three months ended September 30, 2008.  Revenue for the nine months ended September 30, 2009 was $14,271,000, as compared to $12,688,000 for the nine months ended September 30, 2008.  Revenue for the three and nine months ended September 30, 2009 and 2008 was derived primarily from the sale of software licenses, engineering and consulting services and royalties.  The increase in revenue for both the three and nine months ended September 30, 2009 is primarily attributable to an increase in license and royalty revenue from our Finland subsidiary, partially offset by a decrease in U.S. license revenue.

Operating Expenses. The Company's operating expenses consist of costs of revenue, research and development, sales and marketing, general and administrative expenses, asset impairment, litigation settlement costs, costs associated with proposed merger, and equity based compensation.  Operating expenses for the three months ended September 30, 2009 were $6,911,000 as compared to $34,390,000 for the three months ended September 30, 2008.  Operating expenses were $20,169,000 for the nine months ended September 30, 2009 as compared to $54,096,000 for the nine months ended September 30, 2008.

Costs of Revenue.  Costs of revenue includes personnel and related overhead expenses, royalties paid for software that is incorporated into the Company’s software, consulting compensation costs, operating lease costs and depreciation and amortization costs. Costs of revenue for the three months ended September 30, 2009 was $561,000, as compared to $940,000 for the three months ended September 30, 2008.  Costs of revenue for the nine months ended September 30, 2009 was $1,579,000, as compared to $3,564,000 for the nine months ended September 30, 2008.  The decrease of $379,000 for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 is primarily attributable to a $379,000 decrease in the amortization of purchased technology and customer relationships as a result of the asset impairments in 2008 associated with On2 Finland.  The decrease of $1,985,000 for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 is primarily attributable to a $1,280,000 decrease in the amortization of purchased technology and customer relationships as a result of the asset impairments in 2008 associated with On2 Finland, and a $705,000 decrease in production and engineering costs,  technical support and fewer hours allocated by our engineering staff, as well as a reduction in the foreign currency exchange rate.

 Research and Development.  Research and development expenses, excluding equity-based compensation, consist primarily of salaries and related expenses and consulting fees associated with the development and production of our products and services, operating lease costs and depreciation costs.  Research and development expenses for the three months ended September 30, 2009 were $1,560,000 as compared to $2,848,000 for the three months ended September 30, 2008. Research and development expenses for the nine months ended September 30, 2009 were $5,445,000 as compared to $8,665,000 for the nine months ended September 30, 2008.  The decrease of $1,288,000 and $3,220,000 for the three and nine months ended September 30, 2009, respectively, is primarily the result a Company-wide cost savings plan implemented during the second half of 2008, a workforce reduction (furlough) process implemented during the first quarter of 2009 and a reduction in the foreign currency exchange rate.

Sales and Marketing.  Sales and marketing expenses, excluding equity-based compensation, consist primarily of salaries and related costs, commissions, business development costs, tradeshow costs, marketing and promotional costs incurred to create brand awareness and public relations expenses.  Sales and marketing expenses for the three months ended September 30, 2009 were $841,000, as compared to $2,018,000 for the three months ended September 30, 2008.  Sales and marketing expenses for the nine months ended September 30, 2009 were $2,743,000, as compared to $5,782,000 for the nine months ended September 30, 2008. The decrease of $1,177,000 and $3,039,000 for the three and nine months ended September 30, 2009, respectively, is primarily the result of a decrease in spending for marketing programs, a decrease in sales and marketing personnel and related travel and overhead costs that is a result of a company-wide cost savings plan implemented during the second half of 2008, a workforce reduction (furlough) process implemented during the first quarter of 2009, and a reduction in the foreign currency exchange rate.

 General and Administrative.  General and administrative expenses, excluding equity-based compensation, consist primarily of salaries and related costs for general corporate functions including finance, human resources, management information systems, legal, facilities, outside legal and other professional fees and insurance. General and administrative expenses for the three months ended September 30, 2009 were $1,380,000, as compared with $1,946,000 for the three months ended September 30, 2008.  General and administrative expenses for the nine months ended September 30, 2009 were $5,002,000, as compared with $8,640,000 for the nine months ended September 30, 2008.  The decrease of $566,000 and $3,638,000 for the three and nine months ended September 30, 2009, respectively, is primarily due to a decrease in legal and accounting fees incurred during 2008 related to the Audit Committee’s review of certain 2007 sales contracts in connection with the restatement, a decrease in consulting fees related to the implementation of Sarbanes Oxley Section 404 and other consulting and professional services, a company-wide cost savings plan implemented during the second half of 2008, a workforce reduction (furlough) process implemented during the first quarter of 2009 and a reduction in the foreign currency exchange rate.

Asset Impairment.  During the quarter ended September 30, 2008, the global economy had dramatically weakened, which, among other factors, contributed to the continued underperformance of our Hantro business and resulted in a decline in our overall market value.  Based on those circumstances, at September 30, 2008, the Company performed an impairment review of its goodwill and intangible assets related to its On2 Finland business.  The Company engaged an outside valuation specialist to perform the evaluation, utilizing management’s inputs and assumptions, by analyzing the expected future cash flows of the business.  Based on the results of the evaluation, the Company determined that goodwill and other intangibles were impaired.  Accordingly, the Company recorded an impairment charge during the quarter ended September 30, 2008, totaling $20,265,000 (goodwill) and $5,980,000 (intangible assets) to reduce their carrying value to an amount that is expected to be recoverable.  As of September 30, 2009, based on management’s analysis, the valuation and adjustments made through December 31, 2008 do not require further adjustment for additional impairment resulting from any events or changes in circumstances.

Restructuring Expense. Restructuring expenses consist primarily of severance and benefits, unused office and property leases, legal and other administrative costs, and asset impairment related to unused capital leases. Restructuring expenses for the three and nine months ended September 30, 2009 were $146,000 and $1,178,000, respectively, as compared with $-0- for the three and nine months ended September 30, 2008.  The increase is due to a restructuring plan implemented during the first quarter of fiscal 2009 for On2 Finland.

Costs Associated with Proposed Merger. Costs associated with proposed merger consist primarily of professional fees related to the proposed merger with a subsidiary of Google. Costs associated with proposed merger for the three and nine months ended September 30, 2009 were $1,989,000 and $ 2,409,000, respectively.

Litigation Settlement Costs.  Litigation settlement costs are the costs of the settlement of the Islandia lawsuit, and the legal costs for the class action lawsuits filed in conjunction with the proposed merger with Google.  Litigation settlement costs for the three and nine months ended September 30, 2009 were $-0- and $523,000, respectively, of which $500,000 is the settlement cost of the Islandia lawsuit, and $23,000 is for related legal fees.

Equity-Based Compensation.  Equity based compensation, which is presented separately, was $512,000 and $1,498,000 for the three and nine months ended September 30, 2009, respectively.  Equity-based compensation of $78,000 and $208,000 is included in cost of revenue for the three and nine months ended September 30, 2009, respectively.  Equity-based compensation was $446,000 and $1,415,000 for the three and nine months ended September 30, 2008, respectively.  Equity-based compensation of $53,000 and $215,000 is included in cost of revenue for the three and nine months ended September 30, 2008, respectively.  The increase for the three and nine months ended September 30, 2009 is primarily due to the issuance of restricted stock grants during the first and third quarters of 2009.

Other Income (Expense), Net

Interest income (expense), net primarily consists of interest incurred for capital lease obligations and long-term debt, offset by interest earned on the Company’s invested cash balances.  Interest income (expense), net was $(30,000) and $(100,000) for the three and nine months ended September 30, 2009, respectively, as compared to $(27,000) and $34,000 for the three and nine months ended September 30, 2008, respectively.  The decrease of $3,000 and $134,000 for the three and nine months ended September 30, 2009, respectively, is primarily related to lower cash balances, additional capital leases during the second half of 2008, and the interest accrual for the Islandia Note.

Other income (expense), net primarily consists of government grants related to On2 Finland and changes in the fair value of the warrant derivative liability.  Other income (expense), net was $95,000 and $331,000 for the three months ended September 30, 2009 and 2008, respectively.  Other income (expense), net was $530,000 and $345,000 for the nine months ended September 30, 2009 and 2008, respectively.  The decrease of $236,000 for the three months ended September 30, 2009 is primarily related to the timing of the receipt of the government grants related to On2 Finland and the change in the warrant derivative liability.  The increase in income of $185,000 for the nine months ended September 30, 2009, is primarily the result of more government grants received by On2 Finland during the first nine months of 2009 as compared to 2008, offset by the change in the warrant derivative liability.

Gain from Forgiveness of Debt

Gain from forgiveness of debt is a result of modifications to our notes payable to a Finnish Funding Agency for the Company’s Finland subsidiary during the second quarter of 2009. Gain from forgiveness of debt for the three and nine months ended September 30, 2009 was $-0- and $669,000, respectively.

Liquidity and Capital Resources

At September 30, 2009, the Company had cash and cash equivalents and short-term investments of $2,201,000, as compared to $4,289,000 at December 31, 2008.  At September 30, 2009 the Company had negative working capital of $4,065,000, which includes a restructuring accrual of $898,000 and merger related accruals of $2,156,000, as compared with negative working capital of $1,866,000 at December 31, 2008.

Net cash used in operating activities was $1,376,000 and $7,288,000 for the nine months ended September 30, 2009 and 2008, respectively. The net cash used in operating activities is primarily related to a net loss of $4,799,000, a reduction for bad debt expense of $238,000, a gain from forgiveness of debt income of $669,000, and an increase in accounts receivable of $1,143,000, partially offset by an increase in accounts payable and accrued expenses of $1,053,000, an increase in deferred revenue of $230,000, a decrease in prepaid expenses and other current assets of $237,000, depreciation and amortization of $1,359,000, an asset impairment from restructuring of $175,000, an increase in accrued restructuring expenses of $842,000 and an increase in equity-based compensation of $1,498,000.

Net cash (used in) provided by investing activities was $(173,000) and $5,077,000 for the nine months ended September 30, 2009 and 2008, respectively.  The decrease in net cash provided by investing activities is primarily a result of the maturing of a majority of the short term investments during the second quarter of 2008.

Net cash used in financing activities was $329,000 and $2,838,000 for the nine months ended September 30, 2009 and 2008, respectively.  The decrease in net cash used in financing activities is primarily attributable to a decrease in payments on short-term debt for On2 Finland, due to the non-renewal of certain lines of credit, and a decrease in long-term debt payments due to certain loan payments being deferred two years.

We currently have material commitments for the next 12 months under our operating lease arrangements and borrowings.  These arrangements consist primarily of lease arrangements for software maintenance, and our office space in Clifton Park, and New Paltz, New York, Cambridge UK, Oulu, Finland, Beijing, China and Tokyo, Japan.  The aggregate required payments for the next 12 months under these arrangements are $878,000.  Notwithstanding the above, our most significant non-contractual operating costs for the next 12 months are compensation and benefit costs, insurance costs and general overhead costs such as telephone and utilities.

 At September 30, 2009, short-term borrowings consisted of the following:

 A line of credit with a Finnish bank for €300,000 ($438,000 at September 30, 2009) which expires June 30, 2010.  Borrowings under the line of credit bear interest at one month EURIBOR plus 2% (total of 2.455% at September 30, 2009).  The bank also requires a commission payable at 2% of the loan principal.  Borrowings are collateralized by substantially all assets of On2 Finland and a guarantee by the Company.  The outstanding balance on the line of credit was $160,000 at September 30, 2009.

Term Loan

During July 2009, the Company renewed its Directors and Officers Liability Insurance and financed the premium with a $122,000, nine-month term-loan that carries an effective annual interest rate of 4.5%.  The balance at September 30, 2009 was $96,000.

At September 30, 2009, long-term debt consisted of the following:

Unsecured notes payable to a Finnish funding agency of $1,878,000, including interest at 1.00%, due at dates ranging from July 2011 to December 2013; $156,000 to a Finnish bank, including interest at the 3-month EURIBOR plus 1.1% (total of 1.87% at September 30, 2009), due March 2011, secured by guarantees by the Company, and by the Finnish Government Organization, which also requires additional interest at 2.65% of the loan principal; and an unsecured note payable to a Finnish financing company of $110,000, including interest at the 6 month EURIBOR plus .5% (total of 1.54% at September 30, 2009), due March 2011.

We have experienced significant operating losses and negative operating cash flows to date. We plan to increase cash flows from operations principally from increases in revenue and from cost reduction and restructuring initiatives that we implemented during 2008 and 2009.

During 2008 and 2009, the Company implemented a restructuring program, including a reduction of its workforce, a reduction in overhead costs and the identification of one time charges for professional fees.  On March 18, 2009 the Company began implementing a number of cost reduction initiatives at its Finnish subsidiary, On2 Finland, including a reduction in workforce that is expected to reduce headcount by approximately 31 On2 Finland employees.  The Company implemented these cost reduction initiatives in order to align spending with demand that has weakened as a result of the current global economic conditions and uncertainties, particularly in the semiconductor industry in which On2 Finland operates.  In accordance with Finnish law, the Company negotiated with the representative of the On2 Finland employees and On2 Finland’s management team in order to obtain consensus on the reduction in workforce plan.  The Company implemented the plan primarily through a furlough process that took effect in April 2009 and is expected to be fully implemented within fiscal 2009.

As a result of the cost reduction initiatives at On2 Finland, the Company incurred initial restructuring and impairment charges of approximately $1,032,000 the first quarter of 2009 and an additional $146,000 during the third quarter of 2009.  These estimated charges consist primarily of one-time employee reduction costs, the majority of which are related to post-termination employee payments required by Finnish law and the collective bargaining agreement covering most On2 Finland employees, and other related restructuring costs.  The post-termination payments are triggered if the Company terminates some or all of the furloughed employees or if employees who are furloughed for longer than 200 days elect to terminate their own employment.  The total costs incurred will depend on a number of factors, including the duration of the furloughs, the number of employees, if any, that are recalled from furlough or terminated and, for employees that are furloughed for longer than 200 days, the number of such employees that have not obtained other employment.

Additionally, On2 Finland may borrow funds up to a maximum of €300,000 ($438,000 based on exchange rates as of September 30, 2009) under a line of credit.  As of September 30, 2009 the balance on this line of credit was $160,000.   Given our cash and short-term investments of $2,201,000 at September 30, 2009, and the Company’s forecasted cash requirements, the Company’s management anticipates that the Company’s existing capital resources will be sufficient to satisfy our cash flow requirements for the next 12 months.

We have based our forecasts on assumptions we have made relating to, among other things, the market for our products and services, economic conditions and the availability of credit to us and our customers.  If these assumptions are incorrect, or if our sales are less than forecasted and/or expenses higher than expected, we may not have sufficient resources to fund our operations for this entire period.  In that event, the Company may need to seek other sources of funds by issuing equity or incurring debt, or may need to implement further reductions of operating expenses, or some combination of these measures, in order for the Company to generate positive cash flows to sustain the operations of the Company.  However, because of the recent tightening in global credit and equity markets, we may not be able to obtain financing on favorable terms, or at all. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Impact of Recently-Issued Accounting Pronouncements

The Financial Accounting Standards Board (FASB) has published FASB Accounting Standards Update 2009-13, Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures. FASB Accounting Standards Update 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  The adoption of this standard will have an impact on the Company’s consolidated financial position and results of operations for all multiple deliverable arrangements entered into or materially modified in 2011.

The following three standards have not yet been integrated into the FASB Accounting Standards Codification.

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. SFAS 168 establishes the FASB Accounting Standards Codification (Codification) as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009.  There was no change to the Company’s condensed consolidated financial position and results of operations due to the implementation of this Statement.

On the effective date of this statement, the Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. Following SFAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification.

In June 2009, the FASB issued the following two standards that change the way entities account for securitizations and special-purpose entities:

•	SFAS 166, Accounting for Transfers of Financial Assets; and
•	SFAS 167, Amendments to FASB Interpretation No. 46(R).

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

SFAS 166 and 167 will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity. Early adoption is not permitted.  The Company is currently evaluating the impact of adopting SFAS 166 and SFAS 167 on its condensed consolidated financial position and results of operations.

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

         (a)  Evaluation of Disclosure Controls and Procedures:

The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed in the reports that an issuer files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of September 30, 2009, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

(b)  Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 18 (Litigation) to the Unaudited Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A.	Risk Factors

With the exception of the following risk factors, there have been no other material changes in our risk factors from those disclosed in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

The Merger Agreement with Google may be delayed or may not be consummated.

There are a number of risks and uncertainties relating to the proposed merger between the Company and a subsidiary of Google.  The risks and uncertainties include the possibility that the transaction may be delayed or may not be completed as a result of failure to obtain necessary approval of the Company’s stockholders, litigation filed by Company shareholders in opposition to the proposed merger, the failure to obtain or any delay in obtaining necessary regulatory clearances or the failure to satisfy other closing conditions.  Any delay in completing, or failure to complete, the merger could have a negative impact on the Company’s business, its stock price, and its relationships with customers or employees.  In addition, under certain circumstances, if the transaction is terminated, the Company may be required to pay a significant termination fee to Google.

On2 has a history of losses and negative cash flow from operations, and there can be no assurance that it will ever achieve profitability. If the proposed merger with Google is not consummated, On2 may be forced to revert to a business model and business strategy that are not yet proven and may never be successful.

On2 has not achieved profitability to date, and it is possible On2 will continue to incur operating losses for the foreseeable future as it funds operating and capital expenditures to implement its business plan. On2’s business model assumes that consumers will be attracted to and use broadband-specific video compression technology to access content available on customer web sites or over proprietary networks that will, in turn, allow On2 to provide its technology solutions to customers. On2 earns revenue chiefly through licensing its software technology and hardware designs and providing specialized software engineering and consulting services to customers. On2 has chosen this royalty-dependent licensing model because, as a small company competing in a market that offers a vast range of video-enabled devices, On2 does not have the product development or marketing resources to develop and market end-to-end video solutions. However, its business model is not yet proven, and it may be more difficult to implement than anticipated. If the proposed merger with Google is not consummated, On2 may be forced to revert to a business model and strategy that are uncertain given On2’s size and limited resources and for which there can be no assurance On2 will ever achieve or sustain profitability.

On2 may need to obtain additional financing to operate its business and to execute its business plan. In addition, On2 has incurred significant legal and advisory costs associated with negotiating and entering into the merger agreement with Google, which On2 will remain responsible for paying if the merger is not consummated.

Since On2’s inception, it has incurred significant losses and negative cash flow from operations. As of September 30, 2009, On2 had an accumulated deficit of approximately $187 million. During the fiscal year ended December 31, 2008, On2 undertook a cost-cutting initiative, including a reduction in workforce, a reduction in overhead costs, and the identification of one-time charges for professional fees. Additionally, on January 28, 2009, On2 notified its employees at On2 Finland that On2 intended to further reduce personnel costs through furloughs, terminations and/or moving some full-time employees to part-time.

As of September 30, 2009, On2 had cash and short-term investment reserves of approximately $2.2 million and negative working capital of approximately $4.1 million. On2 has incurred significant expenses in connection with the proposed merger with Google. These expenses include legal, financial advisory and other third party fees and expenses that are expected to be in excess of $2 million that On2 will remain responsible for if the merger is not consummated. In order for On2 to satisfy its current cash requirements necessary to generate positive cash flows to sustain operations, including the expenses associated with the proposed merger if it is not approved, On2 may need to seek other sources of funds by issuing equity or incurring debt, or may need to implement further reductions of operating expenses, or some combination of these measures. In light of the current climate in global credit and equity markets, On2 may not be able to obtain financing on favorable terms, or at all. If the proposed merger is not consummated and On2 is unable to secure additional financing, its liquidity and financial condition may be impaired.

A lack of investment capital will make it more difficult for On2 to obtain funds from third parties that it may need to support its operations.

On2 is an emerging company and has experienced significant operating losses and negative cash flows to date. On2 has funded its operations with a series of equity financing transactions, credit facilities and its operating revenue as it has attempted to move towards achieving profitability. Given the acute economic downturn during the latter part of 2008 and the current slow or uneven pace of economic recovery, investor appetite for equity investments is reduced, and investors who are willing to invest in emerging companies may demand terms that offer greater returns than what they were previously willing to accept. At the same time, credit markets have become more constrained, with fewer lenders making fewer loans and imposing more restrictive terms. Therefore, should On2 need further third party financing, such financing may not be available to On2 on acceptable terms, or at all. Should this occur, On2’s financial condition and results of operation will likely be materially adversely affected.

If On2 is unable to continue to attract, retain and motivate highly skilled employees, it may not be able to execute its business plan.

On2’s ability to execute its growth plan and be successful depends on its continuing ability to attract, retain and motivate highly skilled employees. In order to grow and effectively compete, On2 will need to hire additional personnel in all operational areas. On2 may be unable to retain its key personnel or attract, assimilate or retain other highly qualified employees in the future. On2 has from time to time in the past experienced, and expects to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. If On2 does not succeed in attracting new personnel or retaining and motivating its current personnel, customers could experience delays in service, which could, in turn, adversely affect On2’s operating results and revenue. Retention of highly skilled employees may require additional personnel costs or the issuance of certain equity compensation packages. Moreover, although Google has entered into an employee non-solicitation agreement with On2 prohibiting solicitations by Google of certain key On2 employees for a period of 18 months following the date of such agreement, in the event that the merger with Google is not consummated, such employees having had the prospect of being able to work at a company such as Google and on the terms a company such as Google is able to offer, will only increase the challenges faced by On2 in its ability to retain key employees. See “On2 Executive Officers and Directors Have Financial Interests in the Merger—Employment of On2 Executive Officers and Key On2 Engineers by Google after the Merger” in the registration statement on Form S-4 filed by Google with the Securities and Exchange Commission.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On July 23, 2009, the Company issued a convertible note to Islandia, L.P. in the principal amount of $500,000 which bears an interest rate equal to 8% per annum (the “Note”).  The Note was issued in connection with the execution of a Release and Settlement Agreement (the “Settlement Agreement”) by and between the Company and Islandia to settle ongoing litigation between the parties.  The Note may be redeemed by the Company at anytime and will become due and payable on July 23, 2010 or earlier upon a change of control.  At the time of payment, the Note shall be payable in cash or shares of the Company at the sole discretion of the Company, subject to certain conditions. If the Company opts to pay the Note in shares of the Company’s common stock, the conversion price will be calculated by dividing (i) the principal amount plus accrued and unpaid interest outstanding under the Note by (ii) a price per share equal to 85% of the average of the 20 trading day daily volume weighted average price of a share of the Company’s common stock at the time of conversion ending one trading day prior to the date of payment.  The Company issued the Note in a private placement transaction made in reliance upon the exemption from securities registration afforded by Section 4(2) under the Securities Act of 1933, as amended and Regulation D thereunder.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

Not applicable.

Item 6. Exhibits.

2.1 Agreement and Plan of Merger by and among On2 Technologies, Inc., Google Inc. and Oxide Inc., dated August 4, 2009 (incorporated by reference from the current report on Form 8-K filed by the Company on August 6, 2009).

10.1       Release and Settlement Agreement with Islandia L.P. dated July 23, 2009.

10.2       On2 Technologies, Inc. Retention and Severance Plan, dated August 4, 2009 (incorporated by reference from the current report on Form 8-K filed by the Company on August 6, 2009).

31.1       Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2       Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1       Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2       Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

On2 Technologies, Inc.
(Registrant)

/s/ MATTHEW FROST
November 5, 2009
(Date)	(Signature)
Matthew Frost
Interim Chief Executive Officer

/s/ WAYNE BOOMER
November 5, 2009
(Date)	(Signature)
Wayne Boomer
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)